Form 10-Q
period 1996-03-31
CELL GENESYS INC
filed 1996-05-15
CIK 865231

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _____ to _____

                             COMMISSION FILE NUMBER
                                     0-19986

                               CELL GENESYS, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                           94-3061375
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                            identification number)

                322 Lakeside Drive, Foster City, California 94404
              (Address of principal executive offices and zip code)

                                 (415) 358-9600
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No___

        As of April 30, 1996, the number of outstanding shares of the Registrant's Common Stock , $.001 par value, was 16,315,831.

                               CELL GENESYS, INC.

                                TABLE OF CONTENTS

Item                                                                                         Page
- - - ----                                                                                         ----
PART I.  FINANCIAL INFORMATION

1.        Financial Statements:

            a.       Condensed Balance Sheets -- March 31, 1996 and December 31, 1995          3


            b.       Condensed Statements of Operations -- Three Months Ended
                     March 31, 1996 and 1995                                                   4

            c.        Condensed Statements of Cash Flows -- Three Months Ended
                      March 31, 1996 and 1995                                                  5

            d.       Notes to Condensed Financial Statements                                   6

2.         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                              7-10

PART II.  OTHER INFORMATION                                                                   10

SIGNATURE                                                                                     11

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               CELL GENESYS, INC.

                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                MARCH 31,                  DECEMBER 31,
                                                                  1996                         1995
                                                     ------------------------------------------------------
ASSETS                                                         (Unaudited)

Current assets:
   Cash and cash equivalents                                   $ 10,004                      $   8,190
   Short-term investments                                        70,013                         73,739
   Prepaid expenses and other current assets                      1,209                          1,176
                                                     ------------------------------------------------------
Total current assets                                             81,226                         83,105

Property and equipment at cost, net                               9,568                         10,032
Deposits and other assets, net                                      306                            983
                                                     ------------------------------------------------------
                                                               $ 91,100                       $ 94,120
                                                     ======================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $  1,134                     $      357
   Deferred revenue from related parties                          1,781                          2,104
   Other accrued liabilities                                      2,124                          2,140
   Current portion of property and equipment
     financing                                                    2,496                          2,406
                                                     ------------------------------------------------------
Total current liabilities                                         7,535                          7,007

Noncurrent portion of property and equipment
   financing                                                      7,435                          7,720

Stockholders' equity:
   Common stock                                                      16                             16
   Additional paid-in capital                                   126,343                        125,836
   Accumulated deficit                                          (50,229)                       (46,459)
                                                     ------------------------------------------------------
Total stockholders' equity                                       76,130                         79,393
                                                     ------------------------------------------------------
                                                               $ 91,100                       $ 94,120
                                                     ======================================================








                             See accompanying notes

                               CELL GENESYS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                  1996                 1995
                                                                          ------------------------------------------
                                                                            (In thousands except per share data)
Revenue under collaborative agreements with
   related parties                                                               $  4,391             $   1,469

Operating expenses:
   Research and development                                                         6,689                 6,129
   General and administrative                                                       1,758                 1,439
                                                                         -----------------------------------------
Total operating expenses                                                            8,447                 7,568

Interest income                                                                     1,234                   929
Interest expense                                                                     (301)                 (219)
                                                                         -----------------------------------------
Net loss                                                                         $ (3,123)            $  (5,389)
                                                                         =========================================

Net loss per share                                                               $  (0.19)            $   (0.39)
                                                                         =========================================

Shares used in computing net loss per share                                        16,239                13,760
                                                                         =========================================



                             See accompanying notes.

                               CELL GENESYS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       THREE  MONTHS  ENDED  MARCH  31,
                                                                          1996                  1995
                                                              ---------------------------------------------
                                                                               (In thousands)
Cash flows from operating activities
   Net loss                                                            $  (3,123)            $  (5,389)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                                           910                   842
   Changes in certain assets and liabilities:
     Prepaid expenses and other current assets                               (33)                  360
     Deposits and other assets                                               677                    15
     Accounts payable                                                        777                  (536)
     Deferred revenue from related parties                                  (323)                  559
     Other accrued liabilities                                               (16)                  382
                                                              ---------------------------------------------
         Net cash used by operating activities                            (1,131)               (3,767)

Cash flows from investing activities
   Purchases of short-term investments                                   (38,590)               (4,969)
   Maturities of short-term investments                                   11,823                 8,000
   Sales of short-term investments                                        29,846                     -
   Capital expenditures                                                      (40)                 (247)
                                                              ---------------------------------------------
         Net cash provided by investing activities                         3,039                 2,784

Cash flows from financing activities
   Payments under property and equipment financing
     obligations                                                            (601)                 (373)
   Proceeds from issuance of common stock                                    507                   231
                                                              ---------------------------------------------
         Net cash used by financing activities                               (94)                 (142)
                                                              ---------------------------------------------

Net increase (decrease) in cash and cash equivalents                       1,814                (1,125)

Cash and cash equivalents at beginning of period                           8,190                23,112
                                                              ---------------------------------------------
Cash and cash equivalents at end of period                              $ 10,004              $ 21,987
                                                              =============================================







                             See accompanying notes.

                               CELL GENESYS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The condensed financial statements at March 31, 1996 and for the three months ended March 31, 1996 and 1995 are unaudited, but include all of the adjustments, consisting only of normal recurring adjustments, which the management of Cell Genesys, Inc. (the "Company") considered necessary for a fair presentation of the financial position at such dates and the operating results and cash flows of those periods. The results of the interim period are not necessarily indicative of the results for the entire year.

         The condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS



OUTLOOK

         Cell Genesys is genetically engineering cells of the human immune system utilizing gene therapy technology to develop immune cell therapies to treat AIDS and specific types of cancer, and transgenic technology to develop human monoclonal antibodies to treat inflammation and cancer. Since its inception in 1988, the Company has funded its research and development activities primarily through the sale of equity, corporate partnerships and leaseline financings. The Company has been unprofitable since its inception and has incurred a cumulative net loss of $50.2 million. The following discussion constitutes forward looking statements insofar as it relates to progress in the Company's research and development programs and clinical trials, product expectations, in-licensing plans, expected cash expenditures and expense levels, and the adequacy of the Company's available resources. Actual results could differ materially from the statements made due to a number of factors, including those set forth in "Risk Factors" below.

         In the Company's lead gene therapy program, preliminary safety results were reported in January 1996 for the Company's Phase I clinical trial testing AIDS gene therapy indicating no treatment-related safety problems. The Phase II portion of this trial is underway to evaluate safety and efficacy of repeated treatments over an extended period. Preliminary efficacy data from this trial could be available in late 1996. The Company also filed an Investigational New Drug application ("IND") with the Food and Drug Administration ("FDA") in March 1996 for a second Phase II clinical trial to evaluate patient-specific AIDS gene therapy and has recently received permission from the FDA to begin this trial. In 1995, the Company initiated preclinical research to develop gene therapies for specific cancers, such as breast, colon and lung. Based on successful preclinical studies, the Company could initiate human clinical testing for its initial cancer gene therapy product candidate during the second half of 1997. The Company also has ongoing research programs in stem cell gene therapy, gene delivery technology and universal donor cells. The Company believes that these programs may provide opportunities for collaborative arrangements with third parties that could also provide additional funding to the Company.

         In the Company's human monoclonal antibody program, the Company has developed transgenic technology to create strains of mice capable of producing human monoclonal antibodies. The Company has created strains of mice which now contain the majority of human antibody genes and could produce a wider range of product candidates than the Company's earlier strains of mice. The Company believes that fully human antibodies should avoid the allergic reactions seen with antibodies containing mouse proteins, which should make them better suited to long-term therapy and could provide a marketing advantage. In 1995, the Company initiated preclinical studies of a human antibody to Interleukin-8 (IL-8), which potentially could be used as a treatment to inhibit excess inflammation in certain diseases such as psoriasis, adult respiratory disease syndrome (ARDS), rheumatoid arthritis and reperfusion injury associated with heart attack or stroke. Based on progress of preclinical studies, the Company could initiate human clinical trials for this antibody product candidate in late 1997.

         The Company's net cash expenditures for 1996 are projected to be approximately $18 million and the Company intends to manage toward this net cash expenditure target. The Company may from time to time evaluate opportunities to in-license potential products which may be at a later stage of development than the Company's current product candidates. Expenses associated with in-licensing such products may constitute unbudgeted expenses.

RESULTS OF OPERATIONS

         Revenue increased from $1.5 million to $4.4 million for the three months ended March 31, 1995 and 1996, respectively. The increase reflects revenues from the collaboration with Hoechst Marion Roussel, Inc. ("HMR") which was entered into in October 1995 for the Company's AIDS gene therapy program. Under the collaboration, HMR is committed to fund research and development for the Company's AIDS gene therapy program initially for two years. Other revenues resulted from the Company's joint venture ("Xenotech") with JT Immunotech USA Inc. ("JT Immunotech") in its human monoclonal antibody program.

         Research and development expenses increased from $6.1 million to $6.7 million for the three months ended March 31, 1995 and 1996, respectively. The increase was due to additional research and development facilities, supplies and contract services related to the Company's human clinical trials for AIDS. Increased expenses were also due to the Company's expanding research and development and patent-related legal expenses for its gene therapy and antibody programs. Research and development expenses represented approximately 80% of total expenses for each of the three month periods. The Company expects its research and development expenditures, including expansion of facilities, to continue to increase to support additional product development activities. The rate of increase depends on a number of factors including progress in research and development, especially clinical trials.

         General and administrative expenses increased from $1.4 million to $1.8 million for the three months ended March 31, 1995 and 1996, respectively. The increase reflects administrative staff and outside services required to support expanded research and development programs. The Company expects these expenses to increase as these programs expand.

         Interest income increased from $929,000 to $1.2 million for the three months ended March 31, 1995 and 1996, respectively. The increase was due to $20.0 million received by Cell Genesys during the fourth quarter of 1995 in connection with the equity investment made by HMR. Interest expense increased from $219,000 to $301,000 in 1995 and 1996, respectively, due to higher levels of property and equipment financing.

         The Company's net loss decreased from $5.4 million to $3.1 million for the three months ended March 31, 1995 and 1996, respectively. The increase in revenues as a result of the Company's collaboration with HMR for AIDS gene therapy exceeded the increase in operating expenses in the first quarter of 1996 as compared to 1995. Losses are expected to continue and are likely to increase as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and human testing of its potential products.

         At December 31, 1995, the Company had available net operating loss and research credit carryforwards for federal income tax purposes of approximately $36.1 million and $2.0 million, respectively, which expire in the years 2003 through 2010.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through March 31, 1996, the Company has received $124.2 million in net proceeds from equity financing and $46.9 million under collaborative agreements, and utilized $15.2 million in property and equipment financing.

         At March 31, 1996, the Company's cash, cash equivalents and short-term investments totaled $80.0 million, compared to $81.9 million at December 31, 1995. The decrease was primarily due to the use of cash in operating activities.

         The Company expects its cash requirements to increase significantly in the future. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction and maintenance of collaborative partners; the acquisition of new products or technologies; and the cost of litigation, patent interference proceedings or other legal proceedings. The Company is currently a party to litigation in the human monoclonal antibody area.

         Under its current collaborations, the Company is responsible for funding a portion of its research and development efforts. Substantial capital may be required to carry out additional product development and to commercialize products under the current collaborations and the Company's self-funded efforts.

         The Company believes that its available cash, cash equivalents and short-term investments at March 31, 1996, together with payments to be received under the Company's collaborative arrangements with HMR and Xenotech, and $3.0 million in equipment financing available for capital equipment purchases will be sufficient to meet the Company's operating expenses and capital requirements at least through 1998. Thereafter, the Company will require substantial additional funds. Because of the Company's significant long-term cash requirements, it will seek to raise additional capital if conditions in the Company and the public equity markets are favorable, even if the Company does not have an immediate need for additional cash at that time.


RISK FACTORS

         There are significant risks associated with the Company's plans and goals, including but not limited to the success of the Company's research and development programs; the lengthy, expensive and uncertain regulatory approval process; uncertainties and costs associated with obtaining third party licenses, obtaining patent protection, protecting trade secrets, enforcing intellectual property rights important to the Company's business and avoiding infringement of others' intellectual property; competitive products; and the availability of capital to fund the Company's operations and capital requirements. Some or all of these factors may affect the Company's goals to file INDs, advance product candidates through the clinical trial process and to commercialize products. Even if the Company's goals are fully achieved, the Company does not anticipate commercialization of any product for several years.

         Because of the novelty of the Company's gene therapy technology, setting up clinical trials is more difficult than for products based on more traditional technologies. In addition, a variety of factors could hinder or delay progress in clinical trials of the Company's products or require their discontinuance, including results of ongoing preclinical studies, technical or manufacturing difficulties, clinical trial results, intellectual property disputes with third parties, and/or delays relating to the review process by the FDA. Although preliminary results of the Company's Phase I clinical testing of AIDS gene therapy reported to date have shown no treatment-related safety problems, there can be no assurance that this therapy will be tolerated over an extended period of time or that the clinical efficacy of this therapy will be demonstrated.

         The Company believes that a human antibody product could be clinically superior to products containing mouse protein, and that it could have marketing advantages over such other products. However, until human testing has taken place, it is not certain that human antibody products will demonstrate these advantages. Countervailing marketing factors, such as relative price, undesirable side effects, and/or relative marketing expertise, may serve to offset or outweigh these advantages. In addition, as previously disclosed, the Company is involved in litigation with GenPharm International, Inc. related to the intellectual property underlying the generation of fully human monoclonal antibodies. The complaints are disclosed in more detail in the Company's Annual Report on Form 10-K and in Item 1. "Legal Proceedings" below. Litigation can be unpredictable and costly. Adverse resolution of any intellectual property matter could have a material adverse effect on the Company.

         There is no assurance that opportunities for in-licensing later-stage products or for third party collaborations will be available to the Company on acceptable terms. Finding such opportunities, as well as a variety of other factors, such as progress in the Company's research and development programs (including clinical trials), receipt of anticipated contract revenues (some of which are dependent on milestones), competitive factors, and the costs associated with prosecuting and defending the Company's intellectual property rights, may affect the Company's ability to manage to its targeted net cash expenditures in 1996, and also may affect the adequacy of the Company's resources to fund operations and capital requirements at least through 1998.

         Failure to achieve the Company's goals could have a material adverse impact on the Company's results of operations and financial condition and its ability to raise additional capital. Stockholders and potential investors should carefully consider the risks associated with the Company and should be aware that these risks may negatively impact the Company's stock price.


                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In February 1996, GenPharm had filed an antitrust claim against the Company in the United States District Court, Northern District of California, alleging that the Company violated the Sherman Antitrust Act when it filed the action against GenPharm in Superior Court for the State of California, Santa Clara County, on February 1, 1994. In April 1996, GenPharm International, Inc.'s ("GenPharm") antitrust claim against the Company was dismissed with leave to amend.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


          a)       Exhibits

                   Not applicable.



          b)       Reports on Form 8-K

                   There were no reports on Form 8-K filed for the quarter ended March 31, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



Date:  May 14, 1996           CELL GENESYS, INC.



                              /s/ KATHLEEN SEREDA GLAUB
                              --------------------------------------------------
                              Kathleen Sereda Glaub
                              Senior Vice President and Chief Financial Officer (On Behalf of the Registrant and as Registrant's
                                  Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

Exhibit 27      Financial Data Schedule