Form 10-Q
period 1996-07-25
CELL GENESYS INC
filed 1996-08-14
CIK 865231

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       or

[     ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
                  For the Transition Period From _____ to _____

                             COMMISSION FILE NUMBER
                                     0-19986

                               CELL GENESYS, INC.
             (Exact name of Registrant as specified in its charter)


                           Delaware                                                  94-3061375
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)

                322 Lakeside Drive, Foster City, California 94404
              (Address of principal executive offices and zip code)

                                 (415) 358-9600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X No___

         As of July 31, 1996, the number of outstanding shares of the registrant's Common Stock , $.001 par value, was 16,445,416.

                               CELL GENESYS, INC.

                                TABLE OF CONTENTS

Item                                                                                                 Page
- ----                                                                                                 ----

PART I.  FINANCIAL INFORMATION

1.        Financial Statements:

            a.     Consolidated Balance Sheets -- June 30, 1996 and December 31, 1995                   3

            b.     Consolidated Statements of Operations -- Three and Six Months Ended
                       June 30, 1996 and 1995                                                           4

            c.     Consolidated Statements of Cash Flows -- Six Months Ended
                       June 30, 1996 and 1995                                                           5

            d.     Note to Consolidated Financial Statements                                            6

2.        Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                      7-10

PART II.  OTHER INFORMATION

1.        Legal Proceedings                                                                            10

4.        Submission of Matters to a Vote of Security Holders                                          11

6.        Exhibits and Reports on Form 8-K                                                             12

SIGNATURE                                                                                              13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               CELL GENESYS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                JUNE 30,                   DECEMBER 31,
                                                                  1996                         1995
                                                     ------------------------------------------------------
ASSETS                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                 $   11,719                     $    8,190
   Short-term investments                                        68,673                         73,739
   Prepaid expenses and other current assets                      1,010                          1,176
                                                     ------------------------------------------------------
Total current assets                                             81,402                         83,105

Property and equipment at cost, net                               8,799                         10,032
Deposits and other assets                                           382                            983
                                                     ------------------------------------------------------
                                                              $  90,583                   $     94,120
                                                     ======================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $       1,003                     $      357
   Accrued compensation and benefits                              1,021                          1,165
   Deferred revenue from related parties                          2,414                          2,104
   Other accrued liabilities                                      1,329                            975
   Current portion of property and equipment
       financing                                                  2,560                          2,406
                                                     ------------------------------------------------------
Total current liabilities                                         8,327                          7,007

Non-current portion of property and
       equipment financing                                        6,865                          7,720

Stockholders' equity:
   Common stock                                                      16                             16
   Additional paid-in capital                                   126,778                        125,836
   Accumulated deficit                                          (51,403)                       (46,459)
                                                     ------------------------------------------------------
Total stockholders' equity                                       75,391                         79,393
                                                     ------------------------------------------------------
                                                             $   90,583                      $  94,120
                                                     ======================================================





                             See accompanying note.

                               CELL GENESYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,

                                                    1996            1995            1996           1995
                                                  --------------------------------------------------------
                                                              (In thousands except per share data)

Revenue under collaborative agreements with
   related parties                                $  6,210        $  1,636        $ 10,601        $  3,105

Operating expenses:

   Research and development                          6,299           6,613          12,988          12,742
   General and administrative                        1,714           1,466           3,472           2,905
                                                  --------------------------------------------------------
Total operating expenses                             8,013           8,079          16,460          15,647

Interest income                                      1,061             972           2,295           1,901
Interest expense                                      (291)           (259)           (592)           (478)
                                                  --------------------------------------------------------
Net loss                                          $ (1,033)       $ (5,730)       $ (4,156)       $(11,119)
                                                  ========================================================
Net loss per share                                $  (0.06)       $  (0.42)       $  (0.26)       $  (0.81)
                                                  ========================================================
Weighted average shares outstanding                 16,335          13,807          16,287          13,783
                                                  ========================================================




                             See accompanying note.

                               CELL GENESYS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six months ended June 30,
                                                               1996            1995
                                                            -------------------------
                                                                  (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $ (4,156)       $(11,119)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization                             1,827           1,668
   Changes in certain assets and liabilities:
     Prepaid expenses and other current assets                   166             763
     Deposits and other assets                                   601              23
     Accounts payable                                            646            (603)
     Accrued compensation and benefits                          (144)            (92)
     Deferred revenue from related parties                       310             825
     Other accrued liabilities                                   354             622
                                                            -------------------------
            Net cash used by operating activities               (396)         (7,913)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                        (51,310)        (20,888)
   Maturities of short-term investments                       16,782          10,999
   Sales of short-term investments                            38,806           3,972
   Capital expenditures                                          (82)           (362)
                                                            -------------------------
            Net cash provided (used) by investing
               activities                                      4,196          (6,279)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                       --           3,000
   Payments under property and equipment
     financing obligations                                    (1,213)           (775)
   Proceeds from issuance of common stock                        942             253
                                                            -------------------------
            Net cash provided (used) by financing
               activities                                       (271)          2,478
                                                            -------------------------

Net increase (decrease) in cash and cash equivalents           3,529         (11,714)
Cash and cash equivalents at beginning of period               8,190          23,112
                                                            -------------------------
Cash and cash equivalents at end of period                  $ 11,719        $ 11,398
                                                            =========================




                             See accompanying note.

                               CELL GENESYS, INC.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying consolidated financial statements at June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 include the accounts of Cell Genesys, Inc., including its wholly-owned subsidiary, Abgenix, Inc. (collectively the "Company"). These statements are unaudited, but include all of the adjustments, consisting only of normal recurring adjustments, which the management of the Company considers necessary for a fair presentation of the Company's financial position at such dates and the operating results and cash flows of those periods. The results of the interim period are not necessarily indicative of the results for the entire year.

      The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook

      Cell Genesys (the "Company") is focused on the development and commercialization of gene therapies to treat major, life-threatening diseases, including AIDS and cancer. The Company's objective is to commercialize both ex vivo gene therapy with genetically engineered human immune cells and in vivo gene therapies. Since its inception in 1988, the Company has funded its research and development activities primarily through the sale of equity, corporate partnerships and leaseline financings. The Company has been unprofitable since its inception and has incurred a cumulative net loss of $51.4 million. In June 1996, Cell Genesys announced the establishment of Abgenix, Inc. ("Abgenix"), a wholly-owned subsidiary which will focus exclusively on the development and commercialization of the Company's human monoclonal antibodies for pharmaceutical applications, including inflammation, autoimmune disorders, and cancer. All partnership interests and intellectual property relating to the Company's antibody business have been transferred to Abgenix as part of its initial formation. The following discussion constitutes forward looking statements insofar as it relates to progress in the Company's research and development programs and clinical trials, product expectations, in-licensing plans, expected cash expenditures and expense levels, and the adequacy of the Company's available resources. Actual results could differ materially from the statements made due to a number of factors, including those set forth in "Risk Factors" below.

       In the Company's lead gene therapy program, safety results for the Company's Phase I clinical trial testing AIDS gene therapy indicated no treatment-related safety problems. The Phase II portion of this trial is underway to evaluate safety and efficacy of repeated treatments over an extended period. During June 1996, the Company increased patient enrollment in a second Phase II clinical trial to evaluate patient-specific AIDS gene therapy. In connection with this initial enrollment, the Company received a $2 million milestone payment under its collaboration with Hoechst Marion Roussel, Inc. ("HMR"). Preliminary efficacy data for both of these trials could be available at the end of 1996. In 1995, the Company initiated preclinical research to develop gene therapies for specific cancers, such as breast, colon and lung. Based on successful preclinical studies, the Company could initiate human clinical testing for its initial cancer gene therapy product candidate in 1997. The Company also has ongoing research programs in stem cell gene therapy, gene delivery technology and universal donor cells. The Company believes that these programs may provide opportunities for collaborative arrangements with third parties that could also provide additional funding to the Company.

      In the Company's human monoclonal antibody program (now being pursued through Abgenix), the Company has developed transgenic technology to create strains of mice capable of producing human monoclonal antibodies. The Company has created strains of mice which now contain the majority of human antibody genes and could produce a wider range of product candidates than the Company's earlier strains of mice. The Company believes that fully human antibodies should avoid the allergic reactions seen with antibodies containing mouse proteins, which should make them better suited to long-term therapy and could provide a marketing advantage. In 1995, the Company initiated preclinical studies of a human antibody to Interleukin-8 (IL-8), which potentially could be used as a treatment to inhibit excess inflammation in certain diseases such as psoriasis, adult respiratory disease syndrome (ARDS), rheumatoid arthritis and reperfusion injury associated with heart attack or stroke. Based on progress of preclinical studies, Abgenix could initiate human clinical trials for this antibody product candidate during the second half of 1997.

      The Company's net cash expenditures for 1996 are not expected to exceed $18 million and the Company intends to manage toward this net cash expenditure target. The Company may from time to time evaluate opportunities to acquire or in-license potential products which may be at a later stage of development than the

Company's current product candidates. Expenses associated with in-licensing such products may constitute unbudgeted expenses.

Results of Operations

      Revenue increased from $1.6 million and $3.1 million for the three and six months ended June 30, 1995 to $6.2 million and $10.6 million for the three and six months ended June 30, 1996, respectively. The increase reflects revenues from the collaboration with HMR which was entered into in October 1995 for the Company's AIDS gene therapy program, including a $2.0 million milestone payment earned during the second quarter. Under the collaboration, HMR is committed to fund research and development for the Company's AIDS gene therapy program initially for two years. Other revenues resulted from the Company's joint venture ("Xenotech") with JT Immunotech USA Inc. ("JT Immunotech") in its human monoclonal antibody program.

      Research and development expenses were largely unchanged for the three and six month periods ended June 30, 1995 and 1996, respectively. The Company expects its research and development expenditures, including expansion of facilities, to increase in future periods to support additional product development activities. The rate of increase depends on a number of factors including progress in research and development, especially clinical trials. Research and development expenses represented approximately 80% of total expenses for each of the three and six month periods.

      General and administrative expenses increased from $1.5 million and $2.9 million for the three and six months ended June 30, 1995 to $1.7 million and $3.5 million for the three and six months ended June 30, 1996, respectively. The increase reflects additional administrative staff and outside services required to support expanded research and development programs. The Company expects these expenses to continue to increase as the research and development programs expand.

      Interest income increased from $972,000 and $1.9 million for the three and six months ended June 30, 1995 to $1.1 million and $2.3 million for the three and six months ended June 30, 1996 respectively. The increase was due to $20.0 million received by Cell Genesys during the fourth quarter of 1995 in connection with the equity investment made by HMR, partially offset by a decline in average interest rates obtained on investments. Interest expense increased from $259,000 and $478,000 for the three and six months ended June 30, 1995 to $291,000 and $592,000 for the three and six months ended June 30, 1996, respectively, due to higher levels of property and equipment financing.

      The Company's net loss decreased from $11.1 million to $4.2 million for the six months ended June 30, 1995 and 1996, respectively. The increase in revenues as a result of the Company's collaboration with HMR for AIDS gene therapy exceeded the increase in operating expenses in the first six months of 1996 as compared to 1995. Losses are expected to continue and are likely to increase as operating expenses rise, particularly as the Company incurs expenses related to expanded manufacturing and human testing of its potential products.

      At December 31, 1995, the Company had available net operating loss and research credit carryforwards for federal income tax purposes of approximately $36.1 million and $2.0 million, respectively, which expire in the years 2003 through 2010.

Liquidity and Capital Resources

      The Company has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through June 30, 1996, the Company has received $124.6 million in net proceeds from equity financing and $53.7 million under collaborative agreements, and utilized $15.3 million in property and equipment financing.

      At June 30, 1996, the Company's cash, cash equivalents and short-term investments totaled $80.4 million, compared to $81.9 million at December 31, 1995. The decrease was primarily due to payments of property and equipment financing obligations.

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

      The Company believes that its available cash, cash equivalents and short-term investments at June 30, 1996, together with payments to be received under the Company's collaborative arrangements with HMR and Xenotech, and $2.9 million in equipment financing available for capital equipment purchases will be sufficient to meet the Company's operating expenses and capital requirements at least through 1998. Thereafter, the Company will require substantial additional funds. Because of the Company's significant long-term cash requirements, it will seek to raise additional capital if conditions in the Company and the public equity markets are favorable, even if the Company does not have an immediate need for additional cash at that time.

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

      Because of the novelty of the Company's gene therapy technology, clinical trials are more difficult than for products based on more traditional technologies. In addition, a variety of factors could hinder or delay progress in clinical trials of the Company's products or require their discontinuance, including results of ongoing preclinical studies by the Company or others, technical or manufacturing difficulties, clinical trial results for the Company's or competing products, intellectual property disputes with third parties, and/or delays relating to the review process by the FDA. Although preliminary results of the Company's Phase I clinical testing of AIDS gene therapy reported to date have shown no treatment-related safety problems, there can be no assurance that this therapy will be tolerated over an extended period of time or that the clinical efficacy of this therapy will be demonstrated.

      The Company believes that a human antibody product such as that being developed through its subsidiary, Abgenix, could be clinically superior to products containing mouse protein, and that it could have marketing advantages over such other products. However, until human testing has taken place, it is not certain that human antibody products will demonstrate these advantages. Countervailing marketing factors, such as relative price, undesirable side effects, and/or relative marketing expertise, may serve to offset or outweigh these advantages. In addition, as previously disclosed, the Company is involved in litigation with GenPharm

International, Inc. related to the intellectual property underlying the generation of fully human monoclonal antibodies. The complaints are disclosed in more detail in the Company's Annual Report on Form 10-K and in the Company's Form 10-Q filed for the quarterly period ended March 31, 1996. Litigation can be unpredictable and costly. Adverse resolution of any intellectual property matter could have a material adverse effect on the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      See the Company's Form 10-Q filed for the quarterly period ended March 31, 1996.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 14, 1996, in the annual stockholders' meeting, a quorum of stockholders of the Company approved the following proposals: (i) the re-election of the Board of Directors; (ii) approval of an amendment to the Company's 1989 Incentive Stock Option Plan increasing the number of shares of Common Stock reserved for future issuance by 500,000; (iii) approval of an amendment to the Company's Employee Stock Purchase Plan increasing the number of shares of Common Stock reserved for future issuance by 250,000; (iv) ratification of the appointment of Ernst & Young to serve as the Company's independent auditors for the ensuing year.

The following table shows the results of the voting on these matters.

      Proposal 1. Election of Directors

            Director                   For             Withheld
            --------                   ---             --------
      M. Kathleen Behrens, Ph.D.    14,117,080          613,981
      Peter Barton Hutt             14,126,780          604,281
      Raju S. Kucherlapati, Ph.D    14,127,580          603,481
      Jospeh E. Maroun              14,126,980          604,081
      Stephen A. Sherwin, M.D.      14,126,781          604,280
      Yasushi Shingai               14,127,180          603,881
      Eugene L. Step                14,126,980          604,081

      Proposal 2. Approval of Amendment to the 1989 Incentive Stock Plan

                                 For              Against          Abstain
                              13,083,917         1,513,754         15,235

      Proposal 3. Approval of Amendment to the Employee Stock Purchase Plan

                                 For               Against         Abstain
                              13,861,451           739,970         11,485

      Proposal 4. Ratification of Appointment of Independent Auditors

                                   For             Against         Abstain
                              14,708,216            18,275          4,570

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  10.30       Reassignment dated January 1, 1996 of Dana-Farber Cancer Institute
                              License Agreement between Registrant and Xenotech L.P.

                  10.31       Amendment No. 1 dated March 22, 1996 to Field License (Exhibit 10.14).

                  10.32       Amendment No. 2 dated June 28, 1996 to Field License (Exhibit 10.14).

                  10.33       Amendment No. 1 dated June 28, 1996 to Expanded Field License (Exhibit
                              10.15).

                  10.34*      Amendment No. 2 dated June 28, 1996 to Joint Venture Agreement
                              (Exhibit 10.11).

                  10.35       Amendment No. 4 dated June 28, 1996 to Limited Partnership Agreement
                              (Exhibit 10.12).

                  10.36*      Amendment No. 4 dated June 28, 1996 to Collaboration Agreement
                              (Exhibit 10.13).

                  10.37*      Agreement dated June 28, 1996 to Terminate Xenotech Division Research
                              Agreement between Registrant, Xenotech L.P. and JT Immunotech USA Inc.

                  10.38*      Master Research License and Option Agreement dated June 28, 1996 between Registrant, Japan Tobacco Inc. and Xenotech L.P.

                  10.39*      Universal Receptor License and Option Agreement dated June 28, 1996 between Registrant and Xenotech L.P.

                  ---------------
                  * Confidential treatment has been requested with respect to specified portions of this exhibit.

            b)    Reports on Form 8-K

                  There were no reports on Form 8-K filed for the quarter ended June 30, 1996.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 1996         CELL GENESYS, INC.

                               /s/ KATHLEEN SEREDA GLAUB
                               ----------------------------------
                               Kathleen Sereda Glaub
                               Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as Registrant's
                                  Principal Financial Officer)