Form 10-Q
period 1996-09-30
CELL GENESYS INC
filed 1996-11-14
CIK 865231

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                 (415) 358-9600
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         As of October 31, 1996, the number of outstanding shares of the registrant's Common Stock , $.001 par value, was 16,464,894.


================================================================================

                               CELL GENESYS, INC.


                                TABLE OF CONTENTS

Item                                                                                                  Page
----                                                                                                  ----
PART I.  FINANCIAL INFORMATION

1.        Financial Statements:

            a.     Consolidated Balance Sheets -- September 30, 1996 and
                    December 31, 1995                                                                   3

            b.     Consolidated Statements of Operations -- Three and Nine
                    Months Ended September 30, 1996 and 1995                                            4

            c.     Consolidated Statements of Cash Flows -- Nine Months Ended
                    September 30, 1996 and 1995                                                         5

            d.     Note to Consolidated Financial Statements                                            6

2.       Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                               7-10



PART II.  OTHER INFORMATION

1.        Legal Proceedings                                                                            10

6.        Exhibits and Reports on Form 8-K                                                             11

SIGNATURE                                                                                              12

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               CELL GENESYS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               1996            1995
                                                           -----------------------------
         ASSETS                                            (Unaudited)

         Current assets:
            Cash and cash equivalents                       $   9,585          $   8,190
            Short-term investments                             68,345             73,739
            Prepaid expenses and other current assets             922              1,176
                                                            ----------------------------
         Total current assets                                  78,852             83,105

         Property and equipment at cost, net                    8,662             10,032
         Deposits and other assets                                617                983
                                                            ----------------------------
                                                            $  88,131          $  94,120
                                                            ============================

         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
            Accounts payable                                $     984          $     357
            Accrued compensation and benefits                   1,068              1,165
            Deferred revenue from related parties               2,374              2,104
            Other accrued liabilities                           1,989                975
            Current portion of property and equipment
                financing                                       2,723              2,406
                                                            ----------------------------
         Total current liabilities                              9,138              7,007

         Non-current portion of property and
                equipment financing                             6,479              7,720

         Stockholders' equity:
            Common stock                                           16                 16
            Additional paid-in capital                        127,091            125,836
            Accumulated deficit                               (54,593)           (46,459)
                                                            ----------------------------
         Total stockholders' equity                            72,514             79,393
                                                            ----------------------------
                                                            $  88,131          $  94,120
                                                            ============================

                             See accompanying note.

                               CELL GENESYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  THREE MONTHS                   NINE MONTHS
                                                               ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                              1996            1995           1996            1995
                                                          ---------------------------------------------------------
                                                                    (In thousands except per share data)

         Revenue under collaborative agreements with
            related parties                                $  4,500        $  4,095        $ 15,101        $  7,200

         Operating expenses:
            Research and development                          7,012           6,700          20,000          19,442
            General and administrative                        1,613           1,335           5,085           4,240
                                                           --------------------------------------------------------
         Total operating expenses                             8,625           8,035          25,085          23,682

         Interest income                                      1,091             914           3,386           2,815
         Interest expense                                      (282)           (304)           (874)           (782)
                                                           --------------------------------------------------------
         Net loss                                          $ (3,316)       $ (3,330)       $ (7,472)       $(14,449)
                                                           ========================================================



         Net loss per share                                $  (0.20)       $  (0.24)       $  (0.46)       $  (1.05)
                                                           ========================================================



         Weighted average shares outstanding                 16,437          13,863          16,337          13,810
                                                           ========================================================


                             See accompanying note.

                               CELL GENESYS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1996            1995
                                                                        ------------------------
                                                                             (In thousands)
         CASH FLOWS FROM OPERATING ACTIVITIES
            Net loss                                                    $ (7,472)       $(14,449)
            Adjustments to reconcile net loss to net cash used by
              operating activities:
              Depreciation and amortization                                2,750           2,588
            Changes in certain assets and liabilities:
              Prepaid expenses and other current assets                      254          (1,613)
              Deposits and other assets                                      366              90
              Accounts payable                                               627             585
              Accrued compensation and benefits                              (97)           (187)
              Deferred revenue from related parties                          270             819
              Other accrued liabilities                                      715             376
                                                                        ------------------------
                     Net cash used by operating activities                (2,587)        (11,791)

         CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of short-term investments                           (58,796)        (42,823)
            Maturities of short-term investments                          19,782          18,000
            Sales of short-term investments                               43,746          19,646
            Capital expenditures                                            (167)         (1,156)
                                                                        ------------------------
                     Net cash provided (used) by investing
                        activities                                         4,565          (6,333)

         CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from issuance of long-term debt                           -           3,000
            Payments under property and equipment financing
              obligations                                                 (1,838)         (1,214)
            Proceeds from issuance of common stock                         1,255             580
                                                                        ------------------------
                     Net cash provided (used) by financing
                        activities                                          (583)          2,366
                                                                        ------------------------

         Net increase (decrease) in cash and cash equivalents              1,395         (15,758)
         Cash and cash equivalents at beginning of period                  8,190          23,112
                                                                        ------------------------
         Cash and cash equivalents at end of period                     $  9,585        $  7,354
                                                                        ========================


                             See accompanying note.

                               CELL GENESYS, INC.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements at September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include the accounts of Cell Genesys, Inc., including its wholly-owned subsidiary, Abgenix, Inc. (collectively, the "Company"). These statements are unaudited, but include all of the adjustments, consisting only of normal recurring adjustments, which the management of the Company considers necessary for a fair presentation of the Company's financial position at such dates and the operating results and cash flows of those periods. The results of the interim period are not necessarily indicative of the results for the entire year.

         The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1995.


2.   LITIGATION

         In February 1994, the Company filed a complaint against GenPharm International, Inc. ("GenPharm") alleging that GenPharm and its agents misappropriated Cell Genesys' proprietary technology used to develop strains of mice which produce human antibodies and that GenPharm unlawfully filed patent applications covering this technology. The lawsuit has been set for trial in late January 1997. In October 1996, GenPharm dismissed its cross complaint that had been filed in March 1994.

         In February 1996, GenPharm filed another suit against the Company in an antitrust claim. In April 1996, GenPharm's antitrust claim was dismissed with leave to amend. Subsequently, GenPharm filed an amended antitrust complaint. Cell Genesys moved to dismiss the amended complaint and the court will hear the motion in December 1996. In October 1996, GenPharm filed a patent infringement suit against Abgenix Inc., the Company's wholly-owned subsidiary. The patent suit alleges infringement under patents covering specific methods of producing human monoclonal antibodies issued to GenPharm. The Company is vigorously defending its positions in both of these actions. The ultimate outcome of these actions cannot presently be predicted and no provision for liability has been made in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Outlook

         Cell Genesys (the "Company") is focused on the development and commercialization of gene therapies to treat major, life-threatening diseases, including AIDS and cancer. The Company's objective is to commercialize both ex vivo gene therapy with genetically engineered human immune cells and in vivo gene therapies. Since its inception in 1988, the Company has funded its research and development activities primarily through the sale of equity, corporate partnerships and leaseline financings. The Company has been unprofitable since its inception and has incurred a cumulative net loss of $54.6 million. In June 1996, Cell Genesys announced the establishment of Abgenix, Inc. ("Abgenix"), a wholly-owned subsidiary which will focus exclusively on the development and commercialization of the Company's human monoclonal antibodies for pharmaceutical applications, including inflammation, autoimmune disorders, and cancer. All partnership interests and intellectual property relating to the Company's antibody business have been transferred to Abgenix as part of its initial formation. The following discussion constitutes forward looking statements insofar as it relates to progress in the Company's research and development programs and clinical trials, product expectations, in-licensing plans, expected cash expenditures and expense levels, and the adequacy of the Company's available resources. Actual results could differ materially from the statements made due to a number of factors, including those set forth in "Risk Factors" below.

          In the Company's lead gene therapy program, safety results for the Company's Phase I clinical trial testing AIDS gene therapy indicated no significant treatment-related safety problems. The Phase II portion of this trial is under way to evaluate safety and efficacy of repeated treatments over an extended period. During June 1996, the Company initiated patient enrollment in a second Phase II clinical trial to evaluate patient-specific AIDS gene therapy. In connection with this initial patient enrollment, the Company received a $2 million milestone payment under its collaboration with Hoechst Marion Roussel, Inc. ("HMR"). During 1997 the Company expects to complete certain pilot studies of its AIDS gene therapy with the objective of observing antiviral activity and optimizing the treatment regimen. The Company expects to generate preliminary efficacy data from these trials during the next six months and to report these findings starting in early 1997. In 1995, the Company initiated preclinical research to develop gene therapies for specific cancers, such as breast, colon and lung. In June 1996, the Company initiated product development of its lead cancer gene therapy product candidate for colon and other specific cancers. Based on successful preclinical studies, the Company could initiate human clinical testing for its initial cancer gene therapy product candidate by mid-1997. The Company also has ongoing research programs in stem cell gene therapy, universal donor cells and other gene delivery technologies. The Company believes that such programs may provide opportunities for collaborative arrangements with third parties that could also provide additional funding to the Company.

         In the Company's human monoclonal antibody program (now being pursued through Abgenix), the Company has developed transgenic technology to create strains of mice capable of producing fully human monoclonal antibodies. The Company has created strains of mice which now contain the majority of human antibody genes and could produce multiple product candidates. The Company believes that fully human antibodies should avoid the allergic reactions seen with antibodies containing mouse proteins, which should make them better suited to long-term therapy and could provide a marketing advantage. In 1995, the Company initiated preclinical studies of a human antibody to Interleukin-8 (IL-8), which potentially could be used as a treatment to inhibit excess inflammation in certain diseases such as psoriasis, adult respiratory disease syndrome (ARDS), rheumatoid arthritis and reperfusion injury associated with heart attack or stroke. Based on progress of preclinical studies, Abgenix could initiate human clinical trials for this antibody product candidate during the second half of 1997.

         The Company's net cash expenditures for 1996 are not expected to exceed approximately $10 million and the Company intends to manage toward this net cash expenditure target. The Company may from time to time evaluate opportunities to acquire or in-license other potential products and technologies. Expenses associated with in-licensing such products may constitute unbudgeted expenses.


Results of Operations

         Revenue increased from $4.1 million and $7.2 million for the three and nine months ended September 30, 1995 to $4.5 million and $15.1 million for the three and nine months ended September 30, 1996, respectively. The increase reflects revenues from the collaboration with HMR which was entered into in October 1995 for the Company's AIDS gene therapy program, including a $2.0 million milestone payment earned during the second quarter. Under the collaboration, HMR is committed to fund research and development for the Company's AIDS gene therapy program initially for two years. Other revenues resulted from the Company's joint venture ("Xenotech") with JT Immunotech USA Inc. ("JT Immunotech") in its human monoclonal antibody program.

         Research and development expenses increased from $6.7 million and $19.4 million for the three and nine months ended September 30, 1995 to $7.0 million and $20.0 million for the three and nine months ended September 30, 1996, respectively. The increase was due to costs incurred in the Company's second Phase II clinical trial to evaluate patient-specific AIDS gene therapy. Enrollment for this trial began in June 1996. The Company expects its research and development expenditures, including expansion of facilities, to continue to increase in future periods to support additional product development activities. The rate of increase depends on a number of factors including progress in research and development, especially clinical trials. Research and development expenses represented approximately 80% of total expenses for each of the three and nine month periods.

         General and administrative expenses increased from $1.3 million and $4.2 million for the three and nine months ended September 30, 1995 to $1.6 million and $5.1 million for the three and nine months ended September 30, 1996, respectively. The increase reflects additional administrative staff and outside services required to support expanded research and development programs. The Company expects these expenses to continue to increase as the research and development programs expand.

         Interest income increased from $914,000 and $2.8 million for the three and nine months ended September 30, 1995 to $1.1 million and $3.4 million for the three and nine months ended September 30, 1996, respectively. The increase was due to $20.0 million received by Cell Genesys during the fourth quarter of 1995 in connection with the equity investment made by HMR, partially offset by a decline in average interest rates obtained on investments. Interest expense was largely unchanged for the three and nine month periods ended September 30, 1995 and 1996.

         The Company's net loss decreased from $14.4 million to $7.5 million for the nine months ended September 30, 1995 and 1996, respectively. The increase in revenues as a result of the Company's collaboration with HMR for AIDS gene therapy exceeded the increase in operating expenses in the first nine months of 1996 as compared to 1995. Losses are expected to continue and are likely to increase as operating expenses rise, particularly as the Company incurs expenses related to expanded manufacturing and human testing of its potential products.

         At December 31, 1995, the Company had available net operating loss and research credit carryforwards for federal income tax purposes of approximately $36.1 million and $2.0 million, respectively, which expire in the years 2003 through 2010.


Liquidity and Capital Resources

         The Company has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through September 30, 1996, the Company has received $124.9 million in net proceeds from equity financing and $58.2 million under collaborative agreements, and utilized $15.7 million in property and equipment financing.

         At September 30, 1996, the Company's cash, cash equivalents and short-term investments totaled $77.9 million, compared to $81.9 million at December 31, 1995. The decrease was primarily due to cash used in operating activities and payments of property and equipment financing obligations.

         The Company expects its cash requirements to increase significantly in the future. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction and maintenance of collaborative partners; the acquisition of new products or technologies; and the cost of litigation, patent interference proceedings or other legal proceedings or their resolution. The Company is currently a party to litigation in the human monoclonal antibody area, as described in Item 1 "Legal Proceedings".

         Under its current collaborations, the Company is responsible for funding a portion of its research and development efforts. Substantial capital may be required to carry out additional product development and to commercialize products under the current collaborations and the Company's self-funded efforts.

         The Company believes that its available cash, cash equivalents and short-term investments at September 30, 1996, together with payments to be received under the Company's collaborative arrangements with HMR and Xenotech, and $2.5 million in equipment financing available for capital equipment purchases will be sufficient to meet the Company's operating expenses and capital requirements at least through 1998. Thereafter, the Company will require substantial additional funds. Because of the Company's significant long-term cash requirements, it will seek to raise additional capital if conditions in the Company and the public equity markets are favorable, even if the Company does not have an immediate need for additional cash at that time.


Risk Factors

         There are significant risks associated with the Company's plans and goals, including but not limited to the success of the Company's research and development programs; the lengthy, expensive and uncertain regulatory approval process; uncertainties and costs associated with obtaining third party licenses, obtaining patent protection, protecting trade secrets, enforcing intellectual property rights important to the Company's business and avoiding infringement of others' intellectual property; competitive products; and the availability of capital to fund the Company's operations and capital requirements. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. The Company is currently involved in such litigation with GenPharm International, Inc. ("GenPharm"), as described in Item 1 "Legal Proceedings". Some or all of these factors may affect the Company's goals to file INDs, advance product candidates through the clinical trial process and to commercialize products. Even if the Company's goals are fully achieved, the Company does not anticipate commercialization of any product for several years.

         Because of the novelty of the Company's gene therapy technology, clinical trials are more difficult than for products based on more traditional technologies. In addition, a variety of factors could hinder or delay progress in clinical trials of the Company's products or require their discontinuance, including results of ongoing preclinical studies by the Company or others, technical or manufacturing difficulties, clinical trial results for the Company's or competing products, intellectual property disputes with third parties, and/or delays relating to the review process by the FDA. Although preliminary results of the Company's Phase I clinical testing of AIDS gene therapy reported to date have shown no significant treatment-related safety problems, there can be no assurance that this therapy will be tolerated over an extended period of time or that the clinical efficacy of this therapy will be demonstrated.

         The Company believes that a human antibody product such as that being developed through its subsidiary, Abgenix, could be clinically superior to products containing mouse protein, and that it could have marketing advantages over such other products. However, until human testing has taken place, it is not certain that human antibody products will demonstrate these advantages. Countervailing marketing factors, such as relative price, undesirable side effects, and/or relative marketing expertise, may serve to offset or outweigh these advantages. In addition, as previously disclosed, the Company is involved in litigation with GenPharm related to intellectual property rights and patents issued to GenPharm involving transgenic technology used to produce human monoclonal antibodies. Litigation can be unpredictable and costly. An adverse outcome of this or any other litigation could have a material adverse impact on the Company's business. The complaints are disclosed in more detail in the Company's Annual Report on Form 10-K and in Item 1 "Legal Proceedings" below.

         There is no assurance that opportunities for in-licensing products or for third party collaborations will be available to the Company on acceptable terms. Finding such opportunities, as well as a variety of other factors, such as progress in the Company's research and development programs (including clinical trials), receipt of anticipated contract revenues (some of which are dependent on milestones), competitive factors, and the costs associated with prosecuting and defending the Company's intellectual property rights, may affect the Company's ability to manage to its targeted net cash expenditures in 1996, and also may affect the adequacy of the Company's resources to fund operations and capital requirements at least through 1998.

         Failure to achieve the Company's goals could have a material adverse impact on the Company's results of operations and financial condition and its ability to raise additional capital. Stockholders and potential investors should carefully consider the risks associated with the Company and should be aware that these risks may negatively impact the Company's stock price.








                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In February 1996, GenPharm International, Inc. ("GenPharm") filed an antitrust claim against the Company in the United States District Court, Northern District of California, alleging that the Company violated the Sherman Antitrust Act when it filed its trade secret misappropriation action against GenPharm in February 1994. In April 1996, GenPharm's antitrust claim against the Company was dismissed with leave to amend. In August 1996, GenPharm filed an amended antitrust complaint against the Company in the United States District Court, Northern District Court of California. In October 1996, Cell Genesys filed a motion to dismiss the antitrust case. Also in October 1996, GenPharm dismissed its March 1994 cross complaint against Cell Genesys alleging abuse of process, unfair competition and interference with prospective advantage.

         In a related development in October 1996, GenPharm filed a patent infringement suit against Abgenix, Inc., the Company's subsidiary. The patent suit alleges infringement under patents covering specific methods of producing human monoclonal antibodies issued to GenPharm. The complaint was filed in the United States District Court for the Northern District of California.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  a)       Exhibits

                           10.40    Amendment No. 1 dated June 7, 1996 to Vintage Park Research and Development
                                    Lease

                           10.41    Lease Agreement dated July 31, 1996 between Abgenix, Inc. and John Arrillaga and Richard T. Peery

                           27.1     Financial Data Schedule

                           99       Consolidating Financial Statements

                           ---------------


                  b)       Reports on Form 8-K

                           There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 14, 1996       CELL GENESYS, INC.



                               /s/ KATHLEEN SEREDA GLAUB
                               -------------------------------------------------
                               Kathleen Sereda Glaub
                               Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as Registrant's
                                   Principal Financial Officer)

                           EXHIBIT INDEX



10.40 Amendment No. 1 dated June 7, 1996 to Vintage Park Research and Development Lease

10.41 Lease Agreement dated July 31, 1996 between Abgenix, Inc. and John Arrillaga and Richard T. Peery

27.1     Financial Data Schedule

99       Consolidating Financial Statements