Form 10-K
period 1996-12-31
CELL GENESYS INC
filed 1997-03-31
CIK 865231

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
                                  (Mark One)

    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the Period From       to

                        Commission File Number: 0-19986
                              CELL GENESYS, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        Delaware                                          94-3061375
 (State or other jurisdiction of incorporation or organ-
                         ization)                           (I.R.S. employer identification number)

               342 Lakeside Drive, Foster City, California 94404
             (Address of principal executive offices and zip code)

    Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: Common Stock $.001 Par Value

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of March 14, 1997, the approximate market value of voting stock held by nonaffiliates of the Registrant was $76,986,375. 6,297,273 shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 14, 1997, the number of outstanding shares of the Registrant's Common Stock was 16,562,123.

     Documents incorporated by reference:
                                                      Incorporated by Reference Document
         Document                                     into Part of this Form 10-K
     (1) Portions of the Proxy Statement with respect
          to the 1997 Annual Meeting of Stockholders
          to be filed with the Securities and Ex-
          change Commission not later than 120 days
          after the close of the Registrant's year
          end.                                           III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  Statements made in this document other than statements of historical fact, including statements about the company's and its subsidiary's clinical trials, product pipelines, corporate partnerships, licenses and intellectual property, are forward looking statements and are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, patents, proprietary technology and corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the company under "Risk Factors" below. The company does not undertake any obligation to update forward-looking statements.

  Since its inception in April 1988, Cell Genesys has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. Cell Genesys' strategic objective is to develop and commercialize ex vivo and in vivo gene therapies to treat major, life-threatening diseases and disorders. Cell Genesys' AIDS gene therapy is in Phase II human clinical testing and is being developed through a worldwide collaboration with Hoechst Marion Roussel ("HMR"). Cancer gene therapy, for which Cell Genesys currently has worldwide rights, is in preclinical testing for colon, ovarian and other specific types of cancer. These and other gene therapy programs utilize proprietary, engineered genes and gene delivery systems. During 1996, Cell Genesys established a subsidiary, Abgenix, Inc. ("Abgenix") to focus on developing and commercializing antibody therapies for inflammation, autoimmune disorders, cancer and other serious diseases.

  Cell Genesys believes that it is likely that gene therapies will be developed on a continuum, progressing from ex vivo (modification of cells outside the patient's body) to in vivo (modification of cells within the patient's body). Both approaches require the use of genes, which may be engineered with specific therapeutic qualities, along with transport vehicles called "vectors."

  Cell Genesys' clinical and preclinical programs currently use engineered genes and vectors ex vivo to impart new capabilities to certain of the patient's immune cells, such as T cells and stem cells. This treatment involves extracting the immune cells from the patient's blood through standard blood bank procedures, purifying and genetically modifying the cells to target disease, and expanding their numbers. The genetically modified cells are then reinfused into the patient as therapy to specifically target and destroy diseased cells.

  Cell Genesys believes that in vivo gene therapy, which also is in research at Cell Genesys, will offer the opportunity to ultimately provide "gene in a bottle" products that will be able to be used much like any biopharmaceutical. This approach involves transporting genes into the patient's body to selectively modify certain cells or activate specific genetic functions, providing new disease-fighting capabilities. Unlike cells used in ex vivo gene therapy, target cells for in vivo gene therapy typically cannot be easily removed for external processing. Cell Genesys' goal is to stimulate cells inside the patient to produce a protein needed to normalize key biological processes, inhibit specific disease mechanisms, or generate an immune response against disease.

  Successful gene therapy, whether ex vivo or in vivo, depends to a great extent on vectors, the vehicles used to transport genes into cells. Multiple types of vectors are needed, and the appropriateness of a specific vector is based on the disease indication, safety considerations, production efficiencies, disease site and other factors. Certain viruses, because of their natural ability to insert genes into cellular DNA, have proven to be particularly efficient vectors. Cell Genesys has engineered proprietary retroviral and adenoviral vectors that have been modified with the goal of eliminating disease properties and providing safe, efficient, long-term gene expression.

  To develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities, Cell Genesys has and intends to continue to enter selectively into strategic collaborative agreements with established pharmaceutical and biotechnology companies. Such alliances are intended to provide financial resources, research, development and manufacturing capabilities, and marketing infrastructure to aid in the commercialization of potential disease therapies. Cell Genesys also evaluates on an ongoing basis in-licensing or acquiring genes and technologies that complement Cell Genesys' portfolio. There can be no assurance that Cell Genesys will be able to enter into additional collaborative relationships or obtain new genes and technologies on acceptable terms, if at all, or that, if such actions occur, they will be successful. Failure to enter new corporate relationships or expand Cell Genesys' product and technological base may limit Cell Genesys' success unless alternative avenues are available.

  During 1996, Cell Genesys made progress in its research and development of gene therapy. In AIDS gene therapy, Cell Genesys demonstrated safety in Phase I/II human clinical studies and initiated Phase II efficacy studies on a patient-specific approach to treatment. In cancer gene therapy, Cell Genesys initiated development of its lead therapeutic candidate, conducted pre-investigational new drug application studies for the treatment of colon and other cancers, and signed new agreements with the National Cancer Institute, Dana-Farber Cancer Institute and Arizona Cancer Center at the University of Arizona which provide certain genes that may be useful in creating other specific cancer gene therapies.

  Cell Genesys has maintained its financial strength through funding received from its corporate partnerships, as well as through strategic management of its resources. Cell Genesys reported a loss of $9.3 million for the fiscal year ended December 31, 1996, and ended the year with $85.6 million in cash, cash equivalents and short-term investments.

BACKGROUND

  For many years the pharmaceutical industry has focused on developing chemical compounds as pharmaceutical drugs and disease therapies. These compounds are most often synthesized in the laboratory or derived from substances found in nature. The therapeutic value of such compounds generally depends on their ability to stimulate or inhibit physiological processes related to disease, to interfere directly with infection or cancer, or to correct various chemical imbalances. These traditional pharmaceutical products include antibiotics, analgesics and compounds which treat inflammation, cardiovascular diseases and cancer. However, traditional pharmaceutical products are not always successful in treating many diseases for a variety of reasons, including unwanted side effects and delivery of insufficient amounts of the drug to the site of the disease. Equally important, traditional pharmaceutical products may halt further damage from disease processes, but generally cannot stimulate the regrowth of damaged cells or tissues.

  Although the biotechnology industry has made significant advances over the past 20 years, protein-based therapeutic products also may not adequately treat diseases which involve the loss or dysfunction of particular cells in the body. This may be true, for example, for diseases in which cell populations are lost as a result of infection or malignancy. Examples include AIDS, other viral infections and certain types of cancer. The use of chemical compounds, therapeutic proteins or monoclonal antibodies to treat diseases of this type has not been completely successful because such products cannot replace the many complex biological functions of missing or damaged cells and because it is often impossible to deliver such products in adequate concentrations to the site of disease without unwanted side effects. Therefore, an appropriate therapeutic strategy for diseases resulting from cell loss or dysfunction may involve the transplantation of cells or cell therapy. Cell Genesys believes that an important approach to cell therapy is the genetic modification of cells, ex vivo or in vivo, to potentially provide new or enhanced functions as a form of "gene therapy."

GENE THERAPY

  At the core of gene therapy are genes, or pieces of DNA, which normally exist in cells. These genes are engineered to make them suitable for medical purposes and then inserted into the patient's cells to perform specific therapeutic functions. Depending upon the choice of genetic material delivered, gene therapy may be used to enhance normal cell activities or enable cells to perform new roles. Certain forms of gene therapy involve "gene correction," which introduces normal genes into patients with genetically inherited diseases, or "vaccination," which uses genetic material or modified cells to stimulate the patient's immune response. Cell Genesys' lead gene therapy efforts are focused on expanding the capabilities of specific cells to target and more effectively fight disease.

  Another key component of gene therapy is the methodology used to introduce therapeutic genes into cells. Whether ex vivo or in vivo, the insertion of genes into cells can be accomplished using reagents known as vectors. There are both viral and non-viral vectors. The appropriate vector system or other delivery vehicle may vary depending on the disease indication. Viral vectors take advantage of the natural ability of many viruses to insert their own genetic material into the chromosomes of the infected cells at high efficiency. Viruses used as vectors are genetically modified with the objective that, once inserted into cells, infectious viruses cannot form from these vectors.

  To date, Cell Genesys has focused on the development of proprietary viral vectors such as retroviral and adenoviral vectors. Currently, retroviral vectors are used in Cell Genesys' AIDS and cancer gene therapy. Cell Genesys is using a retroviral vector system to insert genes ex vivo into a certain type of immune white blood cells, known as killer T cells. The T cells are genetically modified so that they can recognize and destroy HIV-infected cells. Cell Genesys' Phase I/II human clinical trials to evaluate AIDS gene therapy are currently under way. A similar approach is being used with Cell Genesys' T cell gene therapy as potential treatment for specific cancers, such as colon, breast and lung cancers and for which Cell Genesys expects to initiate human clinical trials by mid-1997. Adenoviral vectors in research at Cell Genesys easily infect certain cell types including lung cells, and do not appear to permanently insert genetic material into the cell's genome. Cell Genesys has engineered forms of the virus to deliver genes that it believes are noninfectious. These novel adenoviral vectors appear to be capable of long-term expression and can potentially avoid the toxicities seen with earlier versions of the vectors.

  Cell Genesys believes that gene therapy methodology will need to vary depending upon the disease indication. The differences between ex vivo and in vivo gene therapy and viral and non-viral vectors must be considered in the context of the disease indication, safety factors, production efficiencies, disease site and other factors.

PRODUCT DEVELOPMENT PROGRAMS

  Cell Genesys' strategic objective is to develop and commercialize ex vivo and in vivo gene therapies to treat major, life-threatening diseases and disorders. Toward this end, Cell Genesys is focused on genetically modifying selected cell types, using patient-specific or more broadly applicable treatment approaches, to impart disease-fighting capabilities that are not possible with conventional disease therapies.

  Current development programs focus on the therapeutic use of white blood cells, which are among the most powerful components of the human immune system. White cells, such as T cells and stem cells, are naturally able to seek out and destroy diseased cells and secrete an elaborate cascade of immune hormones in response to disease-causing agents. Employing a unique gene therapy strategy, Cell Genesys is genetically engineering T cells to target and destroy virally-infected or cancer cells that otherwise overwhelm the immune system or elude immune detection. Cell Genesys also is engineering bone marrow stem cells, which give rise to all blood and immune cells and may thus provide a self-renewing source of white blood cells.

  T cells are a type of white blood cell found in the bloodstream and in other tissues and are important components of the body's immune system. Killer T cells directly attack infected or malignant cells through a precise and controlled process that avoids damaging nearby healthy cells. More specifically, killer T cells recognize disease cells by means of a complex structure on the cell surface, referred to as a T cell receptor. Cell Genesys is introducing into killer T cells novel disease-specific T cell receptors that have the potential to recognize infected or malignant cells in multiple patients with that particular disease.

  Cancer Gene Therapies. To treat cancer, Cell Genesys scientists are engineering T cells to recognize and bind to cells exhibiting a specific cancer-related protein. Since the normal action of T cells is to destroy anything that it binds to, the introduction of these engineered cells into the patient's body is expected to kill specific cancer cells. This approach may prove particularly useful in treating patients whose immune systems are impaired, such as those who have undergone radiation or chemotherapy.

  Preclinical studies for Cell Genesys' lead cancer gene therapy are being conducted in collaboration with the National Cancer Institute and target multiple cancers, including colon, breast, lung, ovarian and prostate cancers. These efforts utilize an antibody gene, CC49, to construct immune cells that specifically bind TAG-72, a protein which is highly specific to and found on the surface of various types of tumor cells. Preclinical laboratory studies have demonstrated highly specific killing of colon tumor cells by these engineered immune cells in vitro. Additional preclinical studies should provide the basis for an investigational new drug application with the FDA and human clinical studies which are currently planned for mid-1997.

  Cell Genesys initiated a research collaboration in 1995 with the Ludwig Institute for Cancer Research and the Sloan-Kettering Institute for Cancer Research which has provided a portfolio of reagents for use in developing T cell gene therapies for specific types of cancers, including breast, colon and lung cancers. In 1996, through new agreements established with the National Cancer Institute, Dana-Farber Cancer Institute and Arizona Cancer Center at the University of Arizona, Cell Genesys expanded the portfolio of genes it has the right to engineer and will generate preclinical data for multiple cancer indications. Cell Genesys' objective is to develop cancer gene therapies that represent highly targeted treatment approaches that can selectively destroy tumor cells while leaving healthy cells unharmed.

  AIDS Gene Therapy. HIV infection is the cause of AIDS. The Centers for Disease Control estimates that over 600,000-900,000 Americans are infected with HIV and that more than 450,000 persons in the United States have been afflicted with AIDS. It is estimated that during the next 10 years there will be approximately 50,000 new cases of AIDS each year. A number of antiviral drugs for the treatment of HIV infection have been approved by the FDA. These drugs, including the new protease inhibitors, inhibit virus replication in individuals already infected with HIV. However, they do not kill HIV-infected cells or eliminate persistent sites of infection. Virus replication is only temporarily inhibited and, therefore, the virus quickly reappears when medication is discontinued. Furthermore, patients on long-term drug therapy may become resistant to treatment and must switch to other drugs, until all options have been exhausted.

  Cell Genesys' AIDS gene therapy, by targeting and destroying HIV-infected cells that are the reservoir for the virus, offers a different but highly compatible treatment strategy. Studies published in the scientific literature suggest that T cells may play an important role in attacking HIV-infected cells. Over time, however, it appears that the patient's T cells lose their ability to fight HIV, and the virus infection increases, often with fatal consequences. Cell Genesys has developed a method for arming T cells with the ability to recognize and destroy HIV-infected cells. Specifically, a new targeting mechanism is introduced into killer T cells--genetically engineered receptors--that enable the T cell to recognize viral proteins (antigens) that appear on the surface of an HIV-infected cell. The modified killer T cells can then bind to the infected cell and destroy it. To increase the specificity of anti-HIV T cells and to attempt to overcome the virus' tendency to become resistant to antiviral drugs, Cell Genesys has constructed a genetically engineered receptor that targets the part of the virus that is involved in binding to healthy cells during infection. A proprietary gene for the new receptor, which can potentially function in multiple patients with HIV infection, is introduced into killer T cells using Cell Genesys' high efficiency gene transfer technology. This proprietary methodology increases the ability to generate larger numbers of modified T cells for patient therapy.

  Two Phase II human clinical studies are currently under way using Cell Genesys' ex vivo gene therapy. The initial proof-of-principle study for AIDS gene therapy is being conducted by Drs. Robert Walker and H. Clifford Lane, two AIDS researchers at the National Institute of Allergy and Infectious Diseases in Bethesda, Maryland. This trial is designed to determine the efficacy of repeated doses of Cell Genesys' T cell gene therapy over an extended period. Approximately 30 pairs of identical twins, one HIV-positive, the other not, are participating in the Phase II portion of the study, in which T cells are obtained from the healthy twin, modified by inserting the CD4-zeta gene which should enable them to recognize and destroy HIV-infected cells, expanded in number and then infused into the HIV-positive twin as therapy. To date, Cell Genesys has evaluated over 100 treatment cycles of this proof-of-principle AIDS gene therapy, and has observed no significant treatment-related safety problems associated with this therapy. In addition, six-month data have demonstrated that the genetically modified killer T cells continue to persist in the patient's circulatory system.

  Cell Genesys' patient-specific treatment intended for commercialization is currently being tested in a series of Phase II pilot studies designed to evaluate various treatment protocols, including combination therapy with antiviral drugs. Initiated in June 1996, this effort involves genetically engineering the patient's own T cells to recognize and destroy HIV-infected cells. Leading clinical investigators in the AIDS field--Drs. Steven Deeks and Paul Volberding of the University of California, San Francisco and San Francisco General Hospital, respectively, Drs. Elizabeth Connick and Robert Schooley of the University of Colorado Health Sciences Center, Drs. Bruce Walker and David Scudder of Massachusetts General Hospital, and Dr. Ronald Mitsayasu of the University of California, Los Angeles--are conducting these studies. Initial clinical findings confirm earlier safety results and cell persistence data. Cell Genesys expects to complete these pilot studies during 1997 and, based on efficacy data, develop a plan to expand into Phase II/III studies. Cell Genesys' T cell gene therapy is a novel therapy which must undergo rigorous human testing regulated by the FDA. There is no assurance that the therapy will be proven safe or efficacious or, if approved, that the therapy can be successfully commercialized. Although preliminary results of Cell Genesys' Phase I/II clinical testing in AIDS gene therapy reported to date have shown no significant treatment-related safety problems, there can be no assurance that this therapy will be tolerated over an extended period of time or that the clinical efficacy of this therapy will be demonstrated.

  In October 1995, Cell Genesys signed a worldwide agreement with HMR for the development and commercialization of Cell Genesys' AIDS gene therapy program. The agreement could provide more than $160 million in funding for this program, including $50 million in committed funding and $100 million in progress-dependent funding for research and development costs, plus a $10 million warrant for future equity. The committed funding included a $20 million equity investment in Cell Genesys Common Stock, representing approximately 12 percent of the outstanding Cell Genesys Common Stock as of January 31, 1997. Under the agreement, Cell Genesys is leading product development in North America and providing worldwide manufacturing services. HMR has worldwide marketing rights to AIDS gene therapy. In North America, Cell Genesys will participate in profit sharing and has retained a copromotion option. Elsewhere in the world, Cell Genesys will receive royalties. Cell Genesys has retained worldwide rights for cancer gene therapy. In addition to AIDS gene therapy, HMR also has preferential rights for up to two additional AIDS gene therapy product candidates that, if exercised, would result in additional payments to Cell Genesys. The collaboration also provides for consolidation of intellectual property related to Cell Genesys' gene therapy technology through a cross-licensing agreement among Cell Genesys, HMR and its licensor in this field, Massachusetts General Hospital. Through December 1996, Cell Genesys has received approximately $50 million under its agreement with HMR. There can be no assurance that Cell Genesys will receive any further progress-dependent funding from HMR pursuant to this arrangement, or that HMR will exercise its warrant to purchase additional shares of Cell Genesys' capital stock.

  Cell Processing Capabilities. To commercialize its first gene therapies, Cell Genesys intends to operate cell processing centers at regional sites around the United States. This centralization of specialist services is similar to the centralization of blood processing, in which blood is drawn from patients at blood banks and processed elsewhere to control the cost, quality and efficiency of service. Cell Genesys currently provides all cell processing for its patient-specific AIDS gene therapy clinical trial. Cell Genesys is currently expanding its cell processing capacity in preparation for cancer gene therapy clinical studies.

  In Vivo Gene Therapy. The accessibility of cardiovascular and inflammatory conditions through the bloodstream has led Cell Genesys to explore a variety of new opportunities for gene therapy. Most recently, through a collaboration with Duke University, Cell Genesys' proprietary adenoviral vectors are being used as ex vivo and in vivo gene delivery systems to evaluate the potential of cardiovascular gene therapy. One potential treatment target is inhibition of restenosis, a potentially damaging blockage of blood flow that may occur after arteries are unblocked through coronary angioplasty or heart surgery.

  In 1997, Cell Genesys' goal is to generate preclinical data to support a product development decision for an in vivo gene therapy. A number of opportunities are under evaluation to in-license specific genes for such an in vivo gene therapy application.

  Stem Cell Gene Therapy. Cell Genesys scientists are also engineering bone marrow stem cells for potential use in the treatment of cancer and AIDS. Stem cells give rise to all blood and immune cells. As such, they offer a self-renewing source of white blood cells, including T cells, and might therefore involve less frequent treatment than T cell gene therapy. Research results to date show that the use of tumor-specific stem cells engineered by Cell Genesys scientists and introduced into laboratory mice prevented the occurrence of fatal cancers in 80% of the treated animals.

  "Universal Donor" Cells. Longer-term, Cell Genesys is conducting research on universal donor T cells which could be administered to multiple patients without tissue rejection. Universal donor T cells will require additional genetic engineering to eliminate or suppress the immunologic fingerprint that is present on every cell in the body. Tissue rejection occurs when the recipient's immune system recognizes the unique immunologic fingerprint of a transplanted cell as foreign.

GOVERNMENT REGULATION

  FDA Regulation. The activities required before a pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies and other information must be submitted to the FDA as part of an investigational new drug application, which must be reviewed and approved by the FDA before proposed clinical testing can begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug application. Further, each clinical study must be conducted under the auspices of an independent institutional review board at the institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors and the safety of human subjects. In addition, certain protocols involving the use of genetically modified human cells must also be reviewed by the Recombinant Advisory Committee of the National Institutes of Health.

  Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and pharmacology of the new therapy. Although the preliminary Phase I/II clinical testing results to date of Cell Genesys' AIDS gene therapy have shown no significant treatment-related safety problems, there can be no assurance that such therapy or product will be tolerated at higher doses or that the clinical efficacy of such therapy or product will be demonstrated. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products for life-threatening diseases, the initial human testing is generally done with diseased patients rather than with healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase II trials. These trials are frequently referred to as Phase I/II trials.

  The results of the preclinical and clinical testing, together with chemistry and manufacturing information, are submitted to the FDA in the form of a new drug application for a pharmaceutical product, and in the form of a product license application for a biological product, for approval to commence commercial sales. In responding to a new drug application or a product license application, the FDA may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Approvals may not be granted on a timely basis, if at all, or if granted may not cover all the clinical indications for which Cell Genesys is seeking approval or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

  Other Government Regulation. In addition to laws and regulations enforced by the FDA, Cell Genesys is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations as Cell Genesys research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds.

  Cell Genesys' manufacturing facility for production of clinical quantities of its products was licensed in 1994 by the California Department of Health Services. The California Department of Health Services may inspect the facility annually. Manufacture of clinical quantities of Cell Genesys' products does not require an FDA license, although the FDA may at any time inspect the facility. The continued operation of this facility requires compliance with FDA standards for this type of manufacturing. A separate license from the FDA is required for commercial manufacturing of any products. For Cell Genesys' clinical trial of AIDS gene therapy in twins, Cell Genesys uses a contract facility for cell processing activities which are required for the manufacture of clinical materials. The cell processing activities of this contractor are subject to the above laws and regulations. During 1995, Cell Genesys completed construction of its clinical scale cell processing facility. This facility is being used to process cells for Cell Genesys' patient-specific (autologous) AIDS gene therapy Phase II clinical testing which was initiated in 1996. The facility is currently being expanded for Cell Genesys' cancer gene therapy clinical trial planned for 1997. Cell Genesys will consider contract manufacturing for commercial scale requirements in the future to the extent possible, or expansion of its own facilities if necessary.

OTHER ASSETS OF CELL GENESYS

  Gene Activation Technology. Separate from gene therapy, Cell Genesys has developed a novel and proprietary method for protein production referred to as "gene activation." Gene activation involves the insertion of genetic regulatory elements at specific sites in chromosomes in proximity to a human gene responsible for the production ("expression") of a therapeutic protein. Subsequently, the gene-activated protein could be produced in a cell-based production system. Gene activation, which may be applied to therapeutic proteins such as follicle-stimulating hormone or erythropoietin, eliminates the sometimes difficult and time-consuming process of cloning entire human genes. For companies engaged in protein manufacturing, this technology may offer certain production advantages.

  In December 1996, Cell Genesys agreed to establish a licensing agreement with HMR for erythropoietin and a second undisclosed protein. The agreement provides for up to $26 million in milestone payments and fees, in addition to any royalties on future sales of these two potential gene-activated protein products. Cell Genesys received $4 million upon execution of the letter of intent, subject to execution of a definitive agreement. In February 1997, Cell Genesys executed the definitive agreement with HMR for this license and recognized the $4 million previously received as revenue.

  In February 1994, Cell Genesys signed a licensing agreement with Theriak A.G., a subsidiary of Akzo Nobel N.V. ("Akzo Nobel"), to develop and market Cell Genesys' therapeutic protein product, gene-activated follicle stimulating hormone ("FSH") for the treatment of infertility. Akzo Nobel was granted worldwide rights to develop and market gene-activated FSH in exchange for licensing fees, royalties and other payments to Cell Genesys. Akzo Nobel currently markets a urine-purified form of FSH, and has also developed a recombinant form of FSH. During 1995, Akzo Nobel settled a patent dispute with another party related to recombinant FSH and plans to market this form of FSH subject to regulatory approval. Pursuant to an amendment to the 1994 agreement made in November 1996, Cell Genesys expects to receive $5 million in payments under such agreement.

  Abgenix. While Cell Genesys is focused on the commercialization of gene therapy, Cell Genesys' Abgenix subsidiary is focused on the commercialization of antibody therapies for inflammation/autoimmune disease, cancer and other serious illnesses. Cell Genesys formed Abgenix as a separate business subsidiary in June 1996, contributing $10 million in cash and providing a $4 million convertible loan to the newly formed company. Cell Genesys also contributed research, development and manufacturing technology, as well as patents and other intellectual property specific to the antibody therapy programs. Approximately 40 Cell Genesys employees were transferred to Abgenix, including employees of Cell Genesys' former Xenotech Division and other Cell Genesys employees who were primarily involved with the antibody program. R. Scott Greer, who served for over five years at Cell Genesys and was most recently Senior Vice President of Corporate Development, was named chief executive officer of Abgenix.

  The formation of Abgenix was accompanied by a new agreement with Cell Genesys' development partner, Japan Tobacco Inc. ("Japan Tobacco"), expanding commercialization rights. Under the terms of various agreements, Abgenix and Japan Tobacco are each selecting and developing product candidates based on the transgenic technology developed through a joint venture with JT Immunotech USA Inc., a medical subsidiary of Japan Tobacco ("JT Immunotech"). For products pursued separately by Abgenix, Abgenix has the opportunity to obtain worldwide rights, opening up prospects for additional corporate alliances and licensing agreements. Abgenix also has options to the rights in North America on a select number of Japan Tobacco's products. Rights to jointly targeted products will be licensed to Abgenix in North America, to Japan Tobacco in Japan, Taiwan and Korea, and co-exclusively to both Abgenix and Japan Tobacco elsewhere in the world. Included in this latter arrangement is anti-IL-8 antibody developed through the partnership and expected to enter human testing during the second half of 1997.

  Cell Genesys' relationship with Japan Tobacco was established in July 1991, when Cell Genesys formed an equally owned worldwide joint venture with JT Immunotech, Xenotech L.P. ("Xenotech"). This venture focused on developing strains of transgenic mice capable of producing fully human monoclonal antibodies and conducting preclinical studies with initial antibodies. Through 1996, Cell Genesys has received $39.9 million in funding through the joint venture, including an equity investment in Cell Genesys Common Stock representing approximately six percent of the outstanding Cell Genesys Common Stock as of January 31, 1997. Committed funding from Japan Tobacco is expected to be completed in 1997.

  On March 27, 1997, Cell Genesys announced that, together with Abgenix' Xenotech and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm International Inc. ("GenPharm") that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. See Item 3 "Legal Proceedings".

CORPORATE RELATIONSHIPS

  Hoechst Marion Roussel. In October 1995, Cell Genesys signed a worldwide agreement with HMR for the development and commercialization of Cell Genesys' AIDS gene therapy program. The agreement could provide more than $160 million in funding for this program, including $50 million in committed funding and $100 million in progress-dependent funding for research and development costs, plus a $10 million warrant for future equity. The committed funding included a $20 million equity investment in Cell Genesys Common Stock, representing approximately 12 percent of the outstanding Cell Genesys Common Stock as of January 31, 1997. Under the agreement, Cell Genesys is leading product development in North America and providing worldwide manufacturing services. HMR has worldwide marketing rights to AIDS gene therapy. In North America, Cell Genesys will participate in profit sharing and has retained a copromotion option. Elsewhere in the world, Cell Genesys will receive royalties. Cell Genesys has retained worldwide rights for cancer gene therapy. In addition to AIDS gene therapy, HMR also has preferential rights for up to two additional T cell gene therapy product candidates that, if exercised, would result in additional payments to Cell Genesys. The collaboration also provides for consolidation of intellectual property related to Cell Genesys' gene therapy technology through a cross-licensing agreement among Cell Genesys, HMR and its licensor in this field, Massachusetts General Hospital. Through December 1996, Cell Genesys has received approximately $50 million under its agreement with HMR. There can be no assurance that Cell Genesys will receive any further progress-dependent funding from HMR pursuant to this arrangement, or that HMR will exercise its warrant to purchase additional shares of Cell Genesys' capital stock.

  In December 1996, Cell Genesys also agreed to establish a licensing agreement with HMR for use of its gene activation technology in the production of erythropoietin and a second undisclosed protein. The agreement provides for up to $26 million in milestone payments and fees, in addition to royalties on any future sales of these two potential gene-activated protein products. Cell Genesys received $4 million upon execution of the letter of intent in December 1996 and executed the definitive agreement for the license in February 1997.

  Japan Tobacco. Cell Genesys' relationship with Japan Tobacco was established in July 1991, when Cell Genesys formed an equally owned worldwide joint venture with JT Immunotech. Through the former Xenotech Division of Cell Genesys, this venture has focused on developing strains of transgenic mice capable of producing fully human monoclonal antibodies and conducting preclinical studies with initial antibodies. Through 1996, Cell Genesys has received $39.9 million in funding through the joint venture, including an equity investment in Cell Genesys Common Stock representing approximately six percent of the outstanding Cell Genesys Common Stock as of January 31, 1997. Committed funding from Japan Tobacco is expected to be completed in 1997.

GENE THERAPY PATENTS AND TRADE SECRETS

  Cell Genesys' success will depend in part on its ability to obtain patent protection for its products both in the United States and other countries. Cell Genesys has filed applications for a number of United States and foreign patents, and has licenses or license options to patents or patent applications of others. In 1994, Cell Genesys was issued a United States patent for the disease-specific receptor technology underlying its T cell and stem cell gene therapy program. In 1995, Cell Genesys received two United States patents for gene-modified cells related to universal donor cell modifications and a notice of allowance for a European patent on transgenic technology for the production of human antibodies. In 1996, Cell Genesys received two United States patents--one related to gene activation technology, and the other related to Cell Genesys' universal donor program. Also in 1996, Cell Genesys received two European patents--one related to the production of proteins through the use of gene activation technology, and the other related to disease-specific receptor technology which could be utilized in multiple therapeutic applications and underlies Cell Genesys' programs in T cell and stem cell gene therapy. Cell Genesys expects to continue to actively pursue patent prosecution in support of its technological and scientific innovation in order to develop and maintain its competitive position.

  The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. While Cell Genesys is currently prosecuting its patent applications, the Company does not know whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Because patent applications in the United States are confidential until patents issue and publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Cell Genesys cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

  The commercial success of the Company will also depend in part on not infringing the patents or proprietary rights of others and not breaching licenses granted to the Company. The Company may be required to obtain licenses to third party technology necessary to conduct the Company's business. Any failure by the Company to license at reasonable cost any technology required to commercialize its technologies or products may have an adverse impact on the Company.

  Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. To determine the priority of inventions, interference proceedings are frequently declared by the U.S. Patent Office that could result in substantial costs to the Company and may result in an adverse decision as to the priority of the Company's inventions. The Company believes there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

  On March 27, 1997, Cell Genesys announced that, together with Abgenix, Xenotech and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. See Item 3 "Legal Proceedings".

  The Company also relies on unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

  Cell Genesys requires each employee and consultant to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. These agreements provide that all confidential information developed by or made known to an individual during the course of the employment or consulting relationship generally must be kept confidential. In the case of employees, the agreements provide that all inventions conceived by the individual while employed by the Company relating to the Company's business are the Company's exclusive property. These agreements may not provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

HUMAN RESOURCES

  As of December 31, 1996, Cell Genesys employed 147 persons of whom 25 hold Ph.D. degrees and three hold M.D. degrees. Approximately 115 employees are engaged in research and development, and 32 support business development, intellectual property, finance and other administrative functions. Cell Genesys' senior management and directors have had prior product development experience in the biotechnology and pharmaceutical industries. Included in the figures above are 45 persons employed by Cell Genesys' Abgenix subsidiary.

  Cell Genesys' success will depend in large part upon its ability to attract and retain employees. Cell Genesys faces competition in this regard from other companies, research and academic institutions, government entities and other organizations. Cell Genesys believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS

  The executive officers of Cell Genesys and their ages as of December 31, 1996 are as follows:

             NAME           AGE            POSITION WITH CELL GENESYS
             ----           ---            --------------------------
   Stephen A. Sherwin, M.D. 48  Chairman of the Board, President and Chief
                                 Executive Officer
   Kathleen Sereda Glaub    43  Senior Vice President and Chief Financial
                                 Officer
   R. Scott Greer           38  President, Abgenix, Inc.
   Daniel F. Hoth, M.D.     50  Senior Vice President and Chief Medical Officer
   Bridget P. Binko         45  Vice President--Regulatory Affairs
   David Broad, Ph.D.       43  Vice President--Process Development
   Mitchell H. Finer, Ph.D. 38  Vice President--Research
   Bruce A. Hironaka        42  Vice President--Corporate Development
   Christine McKinley       43  Vice President--Human Resources

  Dr. Sherwin has served as the president and chief executive officer and a director of Cell Genesys since March 1990. In March 1994, Dr. Sherwin was elected to the additional position of chairman of the board of directors of Cell Genesys. From 1983 to 1990, Dr. Sherwin held various positions at Genentech, Inc., a biotechnology company, most recently as Vice President of Clinical Research. Prior to 1983, Dr. Sherwin held various positions on the staff of the National Cancer Institute. Dr. Sherwin also currently serves as an Associate Clinical Professor of Medicine at the University of California, San Francisco, a position he has held since 1986, and he is currently a director of the California Healthcare Institute, a non-profit institution. Dr. Sherwin holds a B.A. in biology from Yale University and an M.D. from Harvard Medical School.

  Ms. Glaub was elected Senior Vice President and Chief Financial Officer of Cell Genesys in October 1995. Ms. Glaub joined Cell Genesys in September 1993 as Vice President and Chief Financial Officer. From 1985 to 1990, Ms. Glaub held various financial positions at Genentech, Inc., most recently as treasurer. From 1980 to 1985, she held various positions in the treasury and finance departments at Intel Corporation. Ms. Glaub received a B.A. in psychology from the University of California, Berkeley and an M.B.A. from Northwestern University.

  Mr. Greer has served as president of Abgenix, Inc., a subsidiary of Cell Genesys, since its inception in June 1996. From 1991 to 1996, he held various positions at Cell Genesys, most recently as senior vice president of corporate development. Mr. Greer was director of corporate development at Genetics Institute and has held positions at Booz, Allen, Hamilton, Inc. and Coopers and Lybrand. Mr. Greer received a B.A. from Whitman College and an M.B.A. from Harvard Business School. He is a certified public accountant.

  Dr. Hoth joined Cell Genesys in June 1993 as Senior Vice President and Chief Medical Officer. From March 1994 to 1996, he also served as Chief Operating Officer of Cell Genesys. In February 1994, he was appointed by the Secretary of Health and Human Services to the National Task Force on AIDS Drug Development. From 1987 to 1993, Dr. Hoth served as director of the AIDS Division of the National Institute of Allergy and Infectious Diseases, which is the principal federal government agency division for AIDS therapy and vaccine research. Previously, Dr. Hoth held senior positions at the National Cancer Institute, including that of chief of the Investigational Drug Branch. Dr. Hoth received a B.A. in psychology from Franklin and Marshall College and an M.D. from Georgetown University. Effective June 30, 1997, Dr. Hoth will no longer be a full-time employee of the company, but will continue as a part-time consultant under an exclusive consulting agreement in the fields of gene therapy and cell therapy which was signed in March 1997.

  Ms. Binko, Vice President of Regulatory Affairs, joined Cell Genesys in 1993, bringing to Cell Genesys extensive experience in FDA regulations. She previously worked in a variety of regulatory areas at IDEC Pharmaceuticals for five years, including human clinical studies of antibodies and the licensure of manufacturing facilities. Prior to IDEC, Ms. Binko participated in both investigational new drug application and new drug application filings with the FDA in the antiviral area at Syntex, where she also worked for five years. She received a B.S. in biology and an M.A. in microbiology from the State University of New York at Buffalo.

  Dr. Broad has served at Cell Genesys since 1993 and is currently Vice President of Process Development. His depth of experience in biological product development includes more than six years at Celltech Limited, where he specialized in cell-based manufacturing systems for therapeutic proteins and antibodies. Dr. Broad also served as a Senior Development Scientist at Beecham Pharmaceuticals. He received his B.S. and Ph.D. in microbiology from the University of London and served as a postdoctoral research fellow in the Microbiology Section of the School of Pharmacy, University of London.

  Dr. Finer, Vice President of Research at Cell Genesys, has been with Cell Genesys since 1990, serving in a variety of scientific positions, most recently as Director of Molecular Biology. He has provided scientific leadership to both the ex vivo and in vivo gene therapy programs at Cell Genesys. Prior to joining Cell Genesys, Dr. Finer was an American Cancer Society postdoctoral fellow at the Whitehead Institute for Biomedical Research. He received his B.A. in biochemistry, microbiology and immunology from the University of California, Berkeley and his Ph.D. in biochemistry and molecular biology from Harvard University. He served as a postdoctoral fellow at the Whitehead Institute of the Massachusetts Institute of Technology.

  Mr. Hironaka, prior to being elected Vice President, Corporate Development in l996, served as Director of Business Development for Cell Genesys' gene therapy business, a position which he held since joining Cell Genesys in August l994. From 1992 to 1994, Mr. Hironaka was with Aviron, a biotechnology company focusing on viral vaccines, most recently as vice president responsible for business development, finance, human resource and operations. Previously, he was a consultant with McKinsey & Company, a leading international management consulting firm. Mr. Hironaka graduated Phi Beta Kappa with an A.B. in economics from the University of California, Berkeley and holds an M.B.A. and J.D. from Stanford University.

  Ms. McKinley, who is Vice President of Human Resources at Cell Genesys, has played an integral role in building and managing Cell Genesys' human resource function. She joined Cell Genesys in l994 after overseeing corporate human resources for over eight years at Nellcor Puritan Bennett, Inc. Ms. McKinley also worked at Genentech, Inc. for seven years in various human resource positions. She received a B.A. in psychology from the University of California, Santa Barbara.

ITEM 2. PROPERTIES

  Cell Genesys occupies administrative offices and research laboratories covering approximately 107,000 square feet of space in a research and development office park located in Foster City, California. Cell Genesys' lease of these facilities expires in 1998, with an option to renew the lease for two additional four-year terms. Cell Genesys' laboratories are equipped for biochemical and tissue culture research and development. Additionally, Cell Genesys has constructed a facility licensed for Good Manufacturing Practices manufacturing of clinical quantities of Cell Genesys' products.

  In February 1997, Cell Genesys' Abgenix subsidiary moved into newly constructed facilities in Fremont, California. These new facilities consist of approximately 52,000 square feet of offices and laboratory facilities which are leased through 2006, with an option to renew the lease for three additional three-year terms.

  Cell Genesys anticipates that these facilities will be adequate to meet its and Abgenix' needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  On February 1, 1994, Cell Genesys filed a complaint against GenPharm in the Superior Court for the State of California, Santa Clara County, alleging that GenPharm and its agents misappropriated Cell Genesys' proprietary technology used to develop strains of mice which produce human antibodies and that GenPharm unlawfully filed patent applications covering this technology. On March 2, 1994, GenPharm filed an answer and cross complaint generally denying the allegations of the complaint and alleging abuse of process, unfair competition and interference with prospective advantage and seeking compensatory and punitive damages, an injunction and attorneys fees. In October 1996, GenPharm dismissed its cross complaint. One aspect of the technology at issue related to a method for inactivating a mouse's antibody genes. On January 7, 1997, GenPharm received United States Patent No. 5,591,669 (the "'669 patent") which includes claims related to transgenic mice whose antibody genes have been inactivated. On that same date, GenPharm filed suit in United States District Court for the Northern District of California alleging that Cell Genesys' subsidiary, Abgenix, was infringing the '669 patent. In light of these developments, Cell Genesys dismissed without prejudice its state court action against GenPharm on January 13, 1997. In dismissing the action, Cell Genesys stated that it would continue to pursue protection of the technology at issue before the United States Patent and Trademark Office, in federal court and, if appropriate in the future, in state court.

  The complaint filed by GenPharm alleging infringement of the '669 patent was consolidated with an action previously filed by GenPharm against Abgenix in October 1996. This actions alleged that Abgenix was infringing United States Patent No. 5,545,806 and United States Patent No. 5,569,825 which both relate to technology pertaining to transgenic mice capable of producing human antibodies. Cell Genesys and Abgenix have filed patent applications in the United States and Europe relating to their transgenic technology used to produce human antibodies. In 1995, Cell Genesys' European patent related to this technology was allowed.

  On February 6, 1996, GenPharm filed an antitrust suit against Cell Genesys in the United States District Court for the Northern District of California, alleging that Cell Genesys violated the Federal antitrust laws when it filed the state court action against GenPharm on February 1, 1994. GenPharm sought treble damages, attorneys' fees and costs for suit. The Court granted Cell Genesys' motion to dismiss this lawsuit and entered a judgment of dismissal without prejudice on December 17, 1996. On January 15, 1997 GenPharm filed an appeal of this judgment.

  On March 27, Cell Genesys announced that, together with Abgenix, Xenotech and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. Cell Genesys also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the settlement and cross-license agreement, Cell Genesys agreed to issue a note due September 30, 1998 for $15 million, convertible into shares of Cell Genesys common stock at $9.00 per share. The conversion price is subject to adjustment in twelve months. In addition, Japan Tobacco agreed to make a cash payment to GenPharm. The agreement also calls for two milestone payments of $7.5 million each based on the issuance certain patents in the future. These payments would be made by Xenotech, L.P., which is an equal joint venture of Abgenix and Japan Tobacco.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Cell Genesys Common Stock is traded in the over-the-counter market and is quoted on The NASDAQ National Market under the symbol "CEGE." The following table sets forth, for the periods indicated, the high and low bid prices per share of Cell Genesys Common Stock as quoted on The NASDAQ National Market. Cell Genesys did not pay any cash dividends with respect to the Cell Genesys Common Stock during any of the periods indicated below.

                                                                     HIGH   LOW
                                                                    ------ -----
  Calendar Year 1995
    First Quarter.................................................. $ 8.25 $5.25
    Second Quarter................................................. $ 5.75 $3.75
    Third Quarter.................................................. $ 7.13 $4.50
    Fourth Quarter................................................. $10.13 $5.63
  Calendar Year 1996
    First Quarter.................................................. $12.00 $7.38
    Second Quarter................................................. $10.25 $7.25
    Third Quarter.................................................. $ 8.38 $6.00
    Fourth Quarter................................................. $ 9.25 $6.25

ITEM 6. SELECTED FINANCIAL DATA

                                           YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------
                                   1996      1995      1994     1993     1992
                                  -------  --------  --------  -------  -------
                                    (IN THOUSANDS, EXPECT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Revenue under collaborative
 agreements--principally from
 related parties................  $22,505  $ 13,822  $  9,416  $ 6,916  $ 5,801
Operating expenses:
 Research and development.......   27,587    25,879    21,540   13,963    8,299
 General and administrative.....    7,469     5,670     5,316    3,073    2,135
                                  -------  --------  --------  -------  -------
  Total operating expenses......   35,056    31,549    26,856   17,036   10,434
                                  -------  --------  --------  -------  -------
Operating loss..................  (12,551)  (17,727)  (17,440) (10,120)  (4,633)
Interest income, net............    3,277     2,739     2,896    1,504      312
                                  -------  --------  --------  -------  -------
Net loss........................  $(9,274) $(14,988) $(14,544) $(8,616) $(4,321)
                                  =======  ========  ========  =======  =======
Net loss per share..............  $ (0.57) $  (1.07) $  (1.07) $ (0.80) $ (2.38)
                                  =======  ========  ========  =======  =======
Shares used in computing net
 loss per share.................   16,373    14,025    13,630   10,830    1,814
                                  =======  ========  ========  =======  =======
                                                DECEMBER 31,
                                  ---------------------------------------------
                                   1996      1995      1994     1993     1992
                                  -------  --------  --------  -------  -------
                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
 short-term investments.........  $85,584  $ 81,929  $ 70,772  $85,700  $15,495
Working capital.................   64,137    76,098    67,923   82,956   14,438
Total assets....................   99,809    94,120    82,162   91,599   18,628
Long-term obligations...........    6,133     7,720     5,126    1,648      878
Accumulated deficit.............  (56,270)  (46,459)  (32,405) (17,346)  (8,730)
Stockholders' equity............   71,064    79,393    72,329   86,385   16,353

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

  Cell Genesys (the "Company") is focused on the development and commercialization of gene therapies to treat major, life-threatening diseases, including AIDS and cancer. The Company's objective is to commercialize both ex vivo gene therapy with genetically engineered human immune cells and in vivo gene therapies. In January 1997, the Company signed a merger agreement with Somatix Therapy Corporation ("Somatix"). Pending approval by stockholders of both companies, the merger is expected to strengthen the Company's position in the field of gene therapy. Since its inception in 1988, the Company has funded its research and development activities primarily through the sale of equity, corporate partnerships and leaseline financings. The Company has been unprofitable since its inception and has incurred a cumulative net loss of $56.3 million. In June 1996, Cell Genesys announced the establishment of Abgenix, Inc. ("Abgenix"), a subsidiary which will focus exclusively on the development and commercialization of the Company's human monoclonal antibodies for pharmaceutical applications, including inflammation, autoimmune disorders, and cancer. All partnership interests and intellectual property relating to the Company's antibody business have been transferred to Abgenix as part of its initial formation. The following discussion constitutes forward looking statements insofar as it relates to progress in the Company's research and development programs and clinical trials, product expectations, in-licensing plans, expected cash expenditures and expense levels, and the adequacy of the Company's available resources. Actual results could differ materially from statements made due to a number of factors, including those set forth in "Risk Factors" below.

  In the Company's lead gene therapy program, safety results for the Company's Phase I clinical trial testing AIDS gene therapy indicated no significant treatment-related safety problems. The Company is currently in Phase II clinical testing of this therapy in an initial proof-of-principle trial in twins, in which T cells from the healthy twin are modified and infused as therapy for the HIV-positive twin and in a second Phase II trial of a patient-specific approach in individuals with HIV infection. Additional clinical trials of Cell Genesys' AIDS gene therapy will be conducted during 1997. These include an evaluation of an improved manufacturing process involving the genetic modification of both killer T cells and helper T cells as well as a reduction in cell processing time to less than three weeks. In addition, a new pilot study is planned by Cell Genesys to evaluate whether the combination of AIDS gene therapy and antiviral drugs can delay the recurrence of HIV infection, which has been generally observed in patients who stop their antiviral drug therapy. This pilot study will help determine whether the gene therapy can reduce the requirement for long-term treatment with combinations of three or more antiviral drugs. The company anticipates efficacy data from certain of these trials at the end of 1997. During June 1996, in connection with the initiation of patient enrollment in the second Phase II clinical trial to evaluate patient-specific AIDS gene therapy, the Company received a $2 million milestone payment under its collaboration with Hoechst Marion Roussel, Inc. ("HMR"). Also in June 1996, the Company initiated product development of its lead cancer gene therapy product candidate for colon and other specific cancers. Based on successful preclinical studies, the Company plans to initiate human clinical testing for its initial cancer gene therapy product candidate by mid 1997. The Company also has ongoing research programs in stem cell gene therapy, universal donor cells and other gene delivery technologies. The Company believes that such programs may provide opportunities for collaborative arrangements with third parties that could also provide additional funding to the Company.

  In the Company's human monoclonal antibody program (now being pursued through Abgenix), the Company has developed transgenic technology to create strains of mice capable of producing fully human monoclonal antibodies. The Company has created strains of mice which now contain the majority of human antibody genes and could produce multiple product candidates. The Company believes that fully human antibodies should avoid the allergic reactions seen with antibodies containing mouse proteins, which should make them better suited to long-term therapy and could provide a marketing advantage. In 1995, the Company initiated preclinical studies of a human antibody to Interleukin-8 (IL-8), which potentially could be used as a treatment to inhibit excess inflammation in certain diseases such as psoriasis, adult respiratory disease syndrome (ARDS), rheumatoid arthritis and reperfusion injury associated with heart attack or stroke. Based on progress of preclinical studies, Abgenix plans to initiate human clinical trials for this antibody product candidate during the second half of 1997.

  The Company's net cash expenditures for 1997 in its current operations are not expected to exceed approximately $20 million, excluding one-time merger related expenditures, and the Company intends to manage toward this net cash expenditure target. Pending stockholder approval, significant merger-related costs will be incurred, including cash payments currently estimated at approximately $10 million. The Company may from time to time evaluate opportunities to acquire or in-license other potential products and technologies. Expenses associated with in-licensing such products may constitute unbudgeted expenses.

RESULTS OF OPERATIONS

  Revenue increased to $22.5 million in 1996 from $13.8 million and $9.4 million in 1995 and 1994, respectively. The increases in 1995 and 1996 reflect revenues from the collaboration with HMR which was entered into in October 1995 for the Company's AIDS gene therapy program, including a $2.0 million milestone payment earned during 1996. Other revenues resulted from the Company's joint venture ("Xenotech") with JT Immunotech USA Inc. ("JT Immunotech") in its human monoclonal antibody program (see Note 2 to Financial Statements). Also, in 1996 and 1994 the Company received $2.5 million and $3.1 million, respectively, through its agreements with Akzo Nobel N.V. for the license of a therapeutic protein product.

  During 1997, funding of research by Xenotech is expected to terminate, the Company will receive a final $2.5 million payment from Akzo Nobel N.V., and the initial research and development funding committed by HMR will be completed. There can be no assurance that HMR will continue progress dependent research and development funding or that the Company will be successful in attracting new collaborative partners or in generating revenues from collaboration agreements.

  Research and development expenses have increased to $27.6 million during 1996 from $25.9 million and $21.5 million in 1995 and 1994, respectively. These increases were due to additional research and development staff, facilities, and contract services related to the Company's human clinical trials for AIDS and the preclinical studies of human monoclonal antibodies. Also contributing to the growth were legal fees incurred in defending and maintaining the Company's intellectual property positions. As a result of the settlement of litigation with Genpharm International, Inc. in March 1997 (see
Item 3 "Legal Procedings") certain of these legal expenses can be expected to decrease in 1997. Research and development expenses in each of these three years represented approximately 80% of total expenses. The Company expects that its research and development expenditures, including expansion of facilities, will continue to increase to support additional product development activities. The rate of increase depends on a number of factors including stockholder approval of the merger agreement with Somatix and progress in research and development, especially clinical trials.

  General and administrative expenses increased to $7.5 million during 1996 from $5.7 million and $5.3 million in 1995 and 1994, respectively. The increases also reflect growth in administrative staff and outside services required to support expanded research and development programs. The Company expects these expenses to increase as these programs expand.

  Interest income increased to $4.4 million in 1996 from $3.8 million and $3.5 million in 1995 and 1994, respectively. The increase in 1996 was due to higher average cash balances available for investment. Interest expense increased to $1.2 million in 1996 from $1.1 million and $607,000 in 1995 and 1994, respectively, due to higher levels of property and equipment financing.

  The Company's net loss was $9.3 million in 1996, $15.0 million in 1995, and $14.5 million in 1994. During 1995 and 1996, higher revenues as a result of the Company's collaboration for AIDS gene therapy offset higher operating expenses resulting in net losses during each of those years approximately level with or less than 1994. Losses are expected to continue and are likely to increase in future years as operating expenses rise, particularly as the Company incurs expenses related to expanded manufacturing and human testing of its potential products. In addition, pending stockholder approval of the merger with Somatix, the Company expects to record non-recurring charges to operations consisting of (i) a non-cash charge for acquired in-process technology estimated at $95 million and (ii) a restructuring charge estimated in the range of $5 to $10 million, including severance costs and costs associated with elimination of redundant facilities and assets.

  At December 31, 1996, the Company had available net operating loss and research credit carryforwards for federal income tax purposes of approximately $52 million and $2 million, respectively, which expire in the years 2003 through 2011.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through December 31, 1996, the Company received $125.2 million in net proceeds from equity financing, $75.3 million under collaborative agreements and utilized $16.1 million of property and equipment financing.

  At December 31, 1996, the Company's cash, cash equivalents and short-term investments totaled $85.6 million, compared to $81.9 million at December 31, 1995. This increase of $3.7 million was primarily due to $11.1 million provided by operating activities offset by $3.2 million contributions to Xenotech joint venture, $2.7 million capital expenditures and $1.0 million net cash used in financing activities.

  The Company expects its cash requirements to increase significantly in the future. The Company's capital requirements depend on numerous factors, including stockholder approval of the merger agreement with Somatix; the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction and maintenance of collaborative partners; the acquisition of new products or technologies; and the cost of litigation, patent interference proceedings or other legal proceedings or their resolution.

  In March 1997, Cell Genesys announced that, together with Abgenix, Xenotech and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. Cell Genesys also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the settlement and cross-license agreement, Cell Genesys agreed to issue a note due September 30, 1998 for $15 million, convertible into shares of Cell Genesys common stock at $9.00 per share. The conversion price is subject to adjustment in twelve months. The agreement also calls for two milestone payments of $7.5 million each based on the issuance certain patents in the future. These payments would be made by Xenotech, which is an equal joint venture of Abgenix and Japan Tobacco.

  Under its current collaborations, the Company is responsible for funding a portion of its research and development efforts. Substantial capital may be required to carry out additional product development and to commercialize both products under the current collaborations and the Company's self-funded efforts.

  The Company believes that its available cash, cash equivalents and short-term investments at December 31, 1996, together with payments to be received under the Company's collaborative arrangement with HMR, and $2.1 million in equipment financing available for capital equipment purchases will be sufficient to meet the Company's operating expenses and capital requirements at least through 1998. Thereafter, the Company will require substantial additional funds. Because of the Company's significant long-term cash requirements, it will seek to raise additional capital if conditions in the public equity markets are favorable, even if the Company does not have an immediate need for additional cash at that time.

RISK FACTORS

  There are significant risks associated with the Company's plans and goals, including but not limited to the success of the Company's research and development programs; the lengthy, expensive and uncertain regulatory approval process; uncertainties and costs associated with obtaining third party licenses, obtaining patent protection, protecting trade secrets, enforcing intellectual property rights important to the Company's business and avoiding infringement of others' intellectual property; competitive products; and the availability of capital to fund the Company's operations and capital requirements. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. See
Item 3 "Legal Proceedings." Some or all of these factors may affect the Company's goals to file INDs, advance product candidates through the clinical trial process, to commercialize products and secure financing either through corporate partnerships or additional equity offerings. Even if the Company's goals are fully achieved, the Company does not anticipate commercialization of any product for several years.

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

  There is no assurance that opportunities for in-licensing products or for third party collaborations will be available to the Company on acceptable terms. Finding such opportunities, as well as a variety of other factors, such as progress in the Company's research and development programs (including clinical trials), receipt of anticipated contract revenues (some of which are dependent on milestones), competitive factors, and the costs associated with prosecuting and defending the Company's intellectual property rights or their resolution, may affect the Company's ability to manage to its targeted net cash expenditures in 1997, and also may affect the adequacy of the Company's resources to fund operations and capital requirements at least through 1998.

  Failure to achieve the Company's goals could have a material adverse impact on the Company's results of operations and financial condition and its ability to raise additional capital. Stockholders and potential investors should carefully consider the risks associated with the Company and should be aware that these risks may negatively impact the Company's stock price.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cell Genesys, Inc.

We have audited the accompanying consolidated balance sheets of Cell Genesys, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Genesys, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                              ERNST & YOUNG LLP

Palo Alto, California
January 27, 1997

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                               DECEMBER 31,
                                                             -----------------
                                                              1996      1995
                                                             -------  --------
ASSETS
Current assets:
 Cash and cash equivalents.................................. $20,935  $  8,190
 Short-term investments.....................................  64,649    73,739
 Prepaid expenses and other current assets..................   1,165     1,176
                                                             -------  --------
Total current assets........................................  86,749    83,105
Property and equipment at cost, net.........................  12,485    10,032
Deposits and other assets...................................     575       983
                                                             -------  --------
                                                             $99,809  $ 94,120
                                                             =======  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable........................................... $ 1,669  $    357
 Accrued compensation and benefits..........................   1,414     1,165
 Deferred revenue from related parties......................  12,164     2,104
 Accrued construction costs.................................   2,118        --
 Accrued legal expenses.....................................   1,986       332
 Other accrued liabilities..................................     439       643
 Current portion of property and equipment financing........   2,822     2,406
                                                             -------  --------
Total current liabilities...................................  22,612     7,007
Noncurrent portion of property and equipment financing......   6,133     7,720
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.001 par value: 5,000,000 shares
  authorized; no shares issued and outstanding..............      --        --
 Common stock, $.001 par value: 25,000,000
  shares authorized; 16,514,693 and 15,959,171 shares issued
  and outstanding in 1996 and 1995, respectively............      16        16
 Additional paid-in capital................................. 127,318   125,836
 Accumulated deficit........................................ (56,270)  (46,459)
                                                             -------  --------
Total stockholders' equity..................................  71,064    79,393
                                                             -------  --------
                                                             $99,809  $ 94,120
                                                             =======  ========

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1996      1995      1994
                                                   -------  --------  --------
Revenue under collaborative agreements--
 principally from related parties................. $22,505  $ 13,822  $  9,416
Operating expenses:
 Research and development.........................  27,587    25,879    21,540
 General and administrative.......................   7,469     5,670     5,316
                                                   -------  --------  --------
Total operating expenses..........................  35,056    31,549    26,856
Interest income...................................   4,446     3,827     3,503
Interest expense..................................  (1,169)   (1,088)     (607)
                                                   -------  --------  --------
Net loss.......................................... $(9,274) $(14,988) $(14,544)
                                                   =======  ========  ========
Net loss per share................................ $ (0.57) $  (1.07) $  (1.07)
                                                   =======  ========  ========
Shares used in computing net loss per share.......  16,373    14,025    13,630
                                                   =======  ========  ========

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                 ADDITIONAL                              TOTAL
                          COMMON  PAID-IN     DEFERRED   ACCUMULATED STOCKHOLDERS'
                          STOCK   CAPITAL   COMPENSATION   DEFICIT      EQUITY
                          ------ ---------- ------------ ----------- -------------
Balances at December 31,
 1993...................   $13    $104,511     $(793)     $(17,346)     $86,385
Issuance of 274,145
 shares of common stock
 upon exercise of stock
 options and pursuant to
 the 1992 Employee Stock
 Purchase Plan..........     1         606        --            --          607
Amortization of deferred
 compensation...........    --          --       396            --          396
 Change in net
  unrealized holding
  loss on available-for-
  sale securities.......    --          --        --          (515)        (515)
 Net loss...............    --          --        --       (14,544)     (14,544)
                           ---    --------     -----      --------      -------
Balances at December 31,
 1994...................    14     105,117      (397)      (32,405)      72,329
 Issuance of 2,000,000
  shares of common stock
  to HoechstMarion
  Roussel, net of
  offering costs of $66.     2      19,932        --            --       19,934
 Issuance of 244,468
  shares of common stock
  upon exercise of stock
  options and pursuant
  to the 1992 Employee
  Stock Purchase Plan...    --         787        --            --          787
 Amortization of
  deferred compensation.    --          --       397            --          397
 Change in net
  unrealized holding
  loss on available-for-
  sale securities.......    --          --        --           934          934
 Net loss...............    --          --        --       (14,988)     (14,988)
                           ---    --------     -----      --------      -------
Balances at December 31,
 1995...................    16     125,836        --       (46,459)      79,393
 Issuance of 555,522
  shares of common stock
  upon exercise of stock
  options and pursuant
  to the 1992 Employee
  Stock Purchase Plan...    --       1,482        --            --        1,482
 Change in net
  unrealized holding
  loss on available-for-
  sale securities.......    --          --        --          (537)        (537)
 Net loss...............    --          --        --        (9,274)      (9,274)
                           ---    --------     -----      --------      -------
Balances at December 31,
 1996...................   $16    $127,318     $  --      $(56,270)     $71,064
                           ===    ========     =====      ========      =======

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss........................................ $ (9,274) $(14,988) $(14,544)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
  Depreciation and amortization..................    3,718     3,577     2,894
  Equity in losses of Xenotech joint venture.....    3,866     1,702        78
  Changes in certain assets and liabilities:
  Prepaid expenses and other current assets......       11       682    (1,036)
  Deposits and other assets......................     (261)       56        --
  Accounts payable ..............................    1,312      (776)      630
  Accrued compensation and benefits..............      249       110      (186)
  Deferred revenue from related parties..........   10,060     1,604       500
  Accrued legal expenses.........................    1,654        99        --
  Other accrued liabilities......................     (204)      333      (186)
   Net cash provided (used) by operating
    activities...................................   11,131    (7,601)  (11,850)
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of short-term investments.............  (62,946)  (98,742)  (65,846)
 Maturities of short-term investments............   24,752    19,000    85,187
 Sales of short-term investments.................   46,747    54,597        --
 Contributions to Xenotech joint venture.........   (3,205)   (2,357)      (25)
 Capital expenditures............................   (2,726)   (1,737)   (2,052)
  Net cash provided (used) by investing
   activities....................................    2,622   (29,239)   17,264
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuances of common stock.........    1,482    20,721       607
 Proceeds from long-term debt....................     (750)    2,812        --
 Payments under equipment financing obligations..   (1,740)   (1,615)   (1,093)
  Net cash provided (used) by
   financingactivities...........................   (1,008)   21,918      (486)
 Net increase (decrease) in cash and cash
  equivalents....................................   12,745   (14,922)    4,928
 Cash and cash equivalents at beginning of year..    8,190    23,112    18,184
 Cash and cash equivalents at end of year........ $ 20,935  $  8,190  $ 23,112
SUPPLEMENTAL DISCLOSURES
 Cash paid during the year for interest.......... $  1,169  $  1,075  $    430
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING TRANSACTIONS
 Furniture and equipment acquired under
  financing...................................... $  1,319  $  2,326  $  5,115
 Construction payable............................ $  2,118  $     --  $     21

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and basis of presentation

  Cell Genesys, Inc., a Delaware corporation, is focused on the development and commercialization of gene therapies to treat major, life-threatening diseases, including AIDS and cancer. Abgenix, Inc., a subsidiary of Cell Genesys, Inc., is focused exclusively on the development and commercialization of human monoclonal antibodies for pharmaceutical applications, including inflammation, autoimmune disorders, and cancer. The accompanying consolidated financial statements include the accounts of Cell Genesys, Inc., including Abgenix, Inc. (collectively, "the Company"). Intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition

  Revenue under collaborative agreements, principally from related parties, is recorded when earned as defined under the terms of the respective collaborative agreements. Nonrefundable signing or licensing fee payments that are not dependent on future performance under collaborative agreements are recognized as revenue when received. Payments for research and development performed by the Company under contractual arrangements are recognized as revenue ratably over the period in which the related work is performed. Revenue from the achievement of milestone events is recognized when the funding party agrees that the scientific or clinical results stipulated in the agreement have been achieved. Deferred revenue arises principally due to timing of cash payments received under research and development contracts. Revenues from the Company's joint venture ("Xenotech") with JT Immunotech are recognized net of the Company's related payments to Xenotech.

Research and development

  Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development. Research and development payments made by the Company to Xenotech are eliminated against related revenues from Xenotech.

Depreciation and amortization

  The Company depreciates property and equipment using the straight-line method over the estimated useful lives of the assets, generally five years. Furniture and equipment leased under capital leases is amortized over the shorter of the useful lives or the lease term. Amortization of leased assets is included in depreciation and amortization expense and is combined with accumulated depreciation and amortization of the Company's owned assets.

Cash, cash equivalents and short-term investments

  The Company places its cash, cash equivalents and short-term investments with high credit quality U.S. and foreign financial institutions, government and corporate issuers and limits the amount of credit exposure to any one issuer. The Company considers all highly liquid investments with insignificant interest rate risk with a maturity of less than three months when purchased to be cash equivalents. All investments are denominated in U. S. dollars.

  The Company's debt securities are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated deficit. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Net loss per share

  Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options are excluded from the calculation as their effect is antidilutive.

Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

  Certain items have been reclassified in the prior year financial statements to conform to the 1996 presentation.

2. COLLABORATIVE AND LICENSE AGREEMENTS

Collaborative agreement with Hoechst Marion Roussel

  In October 1995, Cell Genesys entered into a collaboration agreement with Hoechst Marion Roussel, Inc. ("HMR") for the worldwide development and commercialization of the Company's AIDS gene therapy program. The agreement provides for committed payments for research and development during the first two years, and based on research and development progress, could also extend to an additional five years.

  In connection with the collaboration, HMR paid $20 million for the purchase of two million shares of common stock at $10.00 per share and has been granted a warrant for the purchase of 750,000 shares of common stock, exercisable at $13.00 per share, expiring in 2000.

  Under the agreement with HMR, Cell Genesys will conduct research, lead product development in North America and provide worldwide manufacturing services. HMR has worldwide marketing rights for AIDS products developed in this program and Cell Genesys retains a co-promotion option in North America. Cell Genesys receives payments for research and development, a transfer price for manufacturing services, milestone payments and profit sharing. The Company recognized revenue of $15.3 million in fiscal 1996 and $7.6 million in fiscal 1995 pursuant to the agreement.

Joint venture with JT Immunotech

  In 1991, the Company and JT Immunotech, a medical subsidiary of Japan Tobacco Inc. ("JTI"), formed Xenotech, an equally-owned joint venture, to develop genetically modified strains of mice which can produce human monoclonal antibodies and to commercialize products generated from these mice. In June 1996, Cell Genesys transferred its partnership interest in the joint venture to its subsidiary, Abgenix, as part of the initial formation of Abgenix. Xenotech funds this research which is generally conducted by Abgenix on behalf of the joint venture.

  Substantially all of the cash capital contributions to Xenotech through June 1995 were made by JT Immunotech. The Company contributed a license to certain technology for its interest in Xenotech. Since July 1, 1995, the Company has funded 50% of all Xenotech expenses.

  The Company accounts for its investment in Xenotech under the equity method; 50% of Xenotech's losses, up to the Company's investment amount, either offset related revenues or are charged to research and development expense; these were $3.9 million in 1996, $1.7 million in 1995, and $0.1 million in 1994. The Company recognized revenue of $4.7 million, $6.2 million, and $6.2 million in 1996, 1995 and 1994, respectively, net of its own payments to the joint venture.

  Research and development expenses incurred under collaborative agreements with HMR and Xenotech were $21.6 million, $17.7 million, and $7.7 million in 1996, 1995 and 1994, respectively.

  Summarized information for Xenotech at December 31, 1996, 1995 and 1994 and for the years then ended follows (in thousands):

                                                       1996     1995     1994
                                                      -------  -------  -------
Current assets....................................... $   492  $ 1,099  $ 2,370
Noncurrent assets....................................      --      258      237
Current liabilities..................................      59      601    1,959
Total revenue........................................   1,913    4,747    3,372
Net loss.............................................  (6,614)  (7,129)  (4,605)

Gene Activation Technology Licenses

  In 1994, the Company entered into a license agreement for gene-activated follicle-stimulating hormone ("FSH") for infertility with Organon, a business unit of Akzo Nobel Pharma Group. The Company received $3.1 million in 1994 in connection with this initial license agreement. In November 1996, the Company renegotiated the license agreement. Under the terms of the new license agreement the Company received $2.5 million in November 1996 and will receive an additional $2.5 million in November 1997.

  In December 1996, the Company received $4 million from HMR upon execution of a letter of intent to license the Company's gene activation technology to HMR for erythropoietin (EPO) and a second undisclosed protein. The agreement provides for milestone payments and fees, in addition to royalties on any future sales of these two potential gene-activated protein products, subject to signature of the license agreement. That amount is included in deferred revenue as of December 31, 1996. In February 1997, the definitive agreement was executed.

  In March 1997, the Company signed a comprehensive patent cross-license agreement with GenPharm for human monoclonal antibody and certain gene therapy technology. This agreement is more fully described in Note 8.

3. AVAILABLE-FOR-SALE SECURITIES

  The following is a summary of the Company's available-for-sale securities at December 31, 1996 and 1995, respectively (in thousands):

                                                   GROSS      GROSS    ESTIMATED
                                       AMORTIZED UNREALIZED UNREALIZED   FAIR
                                         COST      GAINS      LOSSES     VALUE
1996                                   --------- ---------- ---------- ---------
U.S. Government and its Agencies......  $53,955     $ 14      $(115)   $53, 854
Corporate Notes.......................    4,854        7        (25)      4,836
Commercial Paper......................    5,958        1         --       5,959
                                        -------     ----      -----    --------
Short-term investments................  $64,767     $ 22      $(140)    $64,649
                                        =======     ====      =====    ========
                                                   GROSS      GROSS    ESTIMATED
                                       AMORTIZED UNREALIZED UNREALIZED   FAIR
                                         COST      GAINS      LOSSES     VALUE
1995                                   --------- ---------- ---------- ---------
U.S. Government and its Agencies......  $54,247     $295      $ (26)    $54,516
Corporate Notes.......................   10,152       31         --      10,183
Commercial Paper......................   11,900      119         --      12,019
                                        -------     ----      -----    --------
                                        $76,299     $445      $ (26)    $76,718
                                        =======     ====      =====    ========
Classified as:
 Cash equivalents.....................    2,970        9         --       2,979
 Short-term investments...............   73,329      436        (26)     73,739
                                        -------     ----      -----    --------
                                        $76,299     $445      $ (26)    $76,718
                                        =======     ====      =====    ========

  The net unrealized holding loss on these securities at December 31, 1996 is $118,000 and is included in the Company's accumulated deficit. Gross realized gains recorded on sales of available-for-sale securities were approximately $154,000 for the year ended December 31,1996. There were no realized losses for the same period. Gross realized gains and losses recorded on sales of available-for-sale securities were immaterial for the year ended December 31, 1995.

  The amortized cost and estimated fair value of available-for-sale securities at December 31, 1996, by contractual maturity, are shown below (in thousands):

                                                                       ESTIMATED
                                                             AMORTIZED   FAIR
                                                               COST      VALUE
                                                             --------- ---------
   Due in one year or less..................................  $38,375   $38,316
   Due after one through two years..........................   26,392    26,333
                                                              -------   -------
                                                              $64,767   $64,649
                                                              =======   =======

4. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at December 31 (in thousands):

                                                                1996     1995
                                                              --------  -------
   Furniture and equipment under equipment financing......... $ 10,554  $ 9,642
   Machinery and equipment...................................    3,553    2,495
   Leasehold improvements under financing....................    3,001    3,001
   Leasehold improvements....................................    4,582    3,450
   Construction in progress..................................    3,061       --
                                                              --------  -------
                                                                24,751   18,588
   Accumulated depreciation and amortization.................  (12,266)  (8,556)
                                                              --------  -------
                                                              $ 12,485  $10,032
                                                              ========  =======

5. COMMITMENTS AND CONTINGENCIES

Property and Equipment Financing

  As of December 31, 1996 the Company has $13.6 million of property and equipment financed through long-term obligations. These obligations bear interest ranging from 10 to 14 percent, have up to 5 year terms and contain various buy-out provisions at term expiration. These obligations are secured by certain fixed assets at the Company and by certain deposits. Under these obligations, the Company is required to meet various financial covenants with which it was in compliance at December 31, 1996.

  Future principal payments under property and equipment financing are as follows as of December 31, 1996 (in thousands):

   YEARS ENDING
   DECEMBER 31,
   ------------
    1997...............................................................  $2,963
    1998...............................................................   2,323
    1999...............................................................   2,543
    2000...............................................................     827
    2001...............................................................     299
                                                                         ------
   Total principal payments............................................   8,955
   Current portion of property and equipment financing.................  (2,822)
                                                                         ------
   Noncurrent portion of property and equipment financing..............  $6,133
                                                                         ======

Rental Commitments

  The Company leases its facilities and other equipment under noncancelable operating leases. The leases expire at various dates through 2007 and some contain options for renewal. Rent expense under operating leases was $1.8 million in 1996 ($1.3 million in 1995 and $1.2 million in 1994).

  Future minimum payments under noncancelable operating leases at December 31, 1996 are (in thousands):

    YEARS ENDING
    DECEMBER 31,
    ------------
     1997.............................................................   $ 2,766
     1998.............................................................     1,031
     1999.............................................................       891
     2000.............................................................       923
     2001.............................................................       955
     2002 and thereafter..............................................     5,347
                                                                         -------
                                                                         $11,913
                                                                         =======

Litigation

  In February 1994, the Company filed a complaint against GenPharm International, Inc. ("GenPharm") alleging that GenPharm and its agents misappropriated Cell Genesys' proprietary technology used to develop strains of mice which produce human antibodies and that GenPharm unlawfully filed patent applications covering this technology. In March 1994, GenPharm filed an answer and cross complaint generally denying the allegations of the complaint and alleging abuse of process, unfair competition and interference with prospective advantage and seeking compensatory and punitive damages, an injunction and attorneys fees. In October 1996, GenPharm dismissed its cross complaint. One aspect of the technology at issue related to a method for inactivating a mouse's antibody genes. On January 7, 1997, GenPharm received a patent (the "'669 patent") which includes claims related to transgenic mice whose antibody genes have been inactivated. On that same date, GenPharm filed suit alleging that the Company's subsidiary, Abgenix, was infringing the '669 patent. In light of these developments, the Company dismissed without prejudice its state court action against GenPharm in January 1997.

  The complaint filed by GenPharm alleging infringement of the '669 patent has been consolidated with an action previously filed by GenPharm against Abgenix in October 1996. This action alleges that Abgenix is infringing GenPharm patents which relate to technology used to create transgenic mice capable of producing human antibodies. Cell Genesys and Abgenix have filed patent applications in the United States and Europe relating to their transgenic technology used to produce human antibodies. In 1995, Cell Genesys' European patent related to this technology was allowed.

  In February 1996, GenPharm filed an antitrust suit against the Company alleging that Cell Genesys violated the Federal antitrust laws when it filed the state court action against GenPharm in February 1994. GenPharm sought treble damages, attorneys' fees and costs for suit. The Court granted Cell Genesys' motion to dismiss this lawsuit and entered a judgment of dismissal without prejudice in December 1996. In January 1997, GenPharm filed an appeal of this judgment.

  On March 27, Cell Genesys announced that, along with Abgenix and JTI, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. See Note-8, Subsequent Events.

6. STOCKHOLDERS' EQUITY

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is not below the market price of the underlying stock on the date of grant, no compensation expense is recognized.

1989 Incentive Stock Plan

  The 1989 Incentive Stock Plan ("the Plan") provides for the issuance of common stock and granting of options for common stock to employees, officers, directors and consultants of the Company. The Company grants shares of common stock for issuance under the plan at no less than the fair market value of the stock (85% of fair market value for non-qualified options). Options granted under the Plan have a maximum term of ten years and generally vest over four years at the rate of 25% one year from the grant date and 1/48 monthly thereafter.

  Effective April 1995, the Company offered employees holding outstanding options the opportunity to exchange each option share for one option share priced at $7, which approximated 110% of the average market value for a certain recent trading period. Vesting of the new options re-started upon the exchange and vest over a four-year period. As a result of the offer, 1,053,000 options were exchanged which are included in the table below.

  Information with respect to the Plan activity for the years ending December 31, 1995, and 1996 is as follows:

                                                   1995              1996
                                             ----------------- -----------------
                                                     WEIGHTED-         WEIGHTED-
                                                      AVERAGE           AVERAGE
                                             SHARES  EXERCISE  SHARES  EXERCISE
                                             (000)     PRICE    (000)    PRICE
                                             ------  --------- ------  ---------
   Outstanding at beginning of year.........  2,496    $7.45   2,539     $4.83
   Granted..................................  1,657     6.52     838      9.70
   Exercised................................   (181)    2.51    (484)     2.29
   Canceled................................. (1,433)   11.67    (558)     8.01
                                             ------            -----
   Outstanding at end of year...............  2,539     4.83   2,335      6.36
                                             ======            =====
   Options exercisable at year-end..........  1,234            1,313
   Weighted-average fair value of options
    granted during the year.................           $3.91             $5.97

  The following table summarizes information about stock options outstanding at December 31, 1996:

                         OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                  --------------------------------- ---------------------
                               WEIGHTED-
                                AVERAGE   WEIGHTED-             WEIGHTED-
     RANGE OF       NUMBER     REMAINING   AVERAGE    NUMBER     AVERAGE
     EXERCISE     OUTSTANDING CONTRACTUAL EXERCISE  EXERCISABLE EXERCISE
      PRICES         (000)       LIFE       PRICE      (000)      PRICE
   -------------  ----------- ----------- --------- ----------- ---------
   $ 0.05-- 1.50       331     4.5 years   $ 1.00       331      $ 1.00
   $ 3.00-- 4.38       381     6.7 years   $ 3.30       308      $ 3.15
   $ 5.13-- 6.75       313     8.5 years   $ 6.43       125      $ 6.37
   $ 7.00--10.13     1,254     8.6 years   $ 8.38       498      $ 7.98
   $11.00--19.50        56     6.6 years   $12.11        51      $12.16

Abgenix Incentive Stock Plan

  In connection with the formation of the Company's subsidiary, Abgenix, Inc., a stock option plan ("the Abgenix Plan") was created which provides for the issuance of Abgenix common stock and granting of options for Abgenix common stock to employees, officers, directors and consultants of Abgenix. Also, as part of the initial formation of Abgenix, eligible Cell Genesys employees received a one-time grant of options under the Abgenix Plan. Abgenix grants shares of common stock for issuance under the plan at no less than the fair market value of the stock (85% of fair market value for non-qualified options). Options granted under the Abgenix Plan generally vest over four years at the rate of 25% one year from the grant date and 1/48 monthly thereafter.

  Information with respect to the Abgenix Plan activity from the date of inception (July 15, 1996) to December 31, 1996 follows:

                                                                    WEIGHTED-
                                                          SHARES     AVERAGE
                                                          (000)   EXERCISE PRICE
                                                          ------  --------------
   Granted............................................... 1,201       $0.60
   Exercised.............................................    (1)      $0.60
   Canceled..............................................   (13)      $0.60
                                                          -----
   Outstanding at end of year............................ 1,187       $0.60
                                                          =====
   Options exercisable at year-end.......................   108       $0.60
   Weighted-average fair value ofoptions granted during
    the year.............................................             $0.37

Pro forma information

  Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options and those of its subsidiary, Abgenix, under the fair value method of that Statement. The fair value of Cell Genesys' options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1995 and 1996, respectively: risk-free interest rates of 7.30% and 5.29%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.68 for both years; and an expected life of the option of 5 years. The fair value of Abgenix options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996: risk-free interest rate of 6.65%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 0.68; and an expected life of the option of 5 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of FAS 123. Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

                                          1996                1995
                                   ------------------  ------------------
                                   IN THOUSANDS (EXCEPT PER SHARE DATA)
     Net loss          As reported $            9,274  $           14,988
                       Pro forma               11,028              15,787
     Net loss per
      share            As reported $            (0.57) $            (1.07)
                       Pro forma   $            (0.67) $            (1.13)

1992 Employee Stock Purchase Plan

  The 1992 Employee Stock Purchase Plan (the "Purchase Plan") allows eligible employees to participate and purchase common stock at 85% of its fair value at certain specified dates. Employee contributions are limited to 10% of compensation. A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan. As of December 31, 1996, 176,788 shares have been issued pursuant to the Purchase Plan. The estimated fair value, pursuant to Statement 123, of stock purchases under the Purchase Plan is immaterial and thus excluded from the pro forma net loss disclosure above.

Stockholder Rights Plan

  In July 1995, the Board of Directors approved a stockholder rights plan under which stockholders of record on August 21, 1995 received one preferred share purchase right for each outstanding share of the Company's Common Stock. The rights are exercisable only if an acquirer purchases 20% or more of the Company's Common Stock or announces a tender offer for 20% or more of the Company's Common Stock. Upon exercise, holders other than the acquirer may purchase Cell Genesys stock at a discount. The Board of Directors may terminate the rights plan at any time or under certain circumstances redeem the rights.

Warrants

  As part of certain financing and contract arrangements and in connection with its collaboration with HMR, the Company has warrants outstanding for the purchase of common stock as follows: i) a warrant for the purchase of 30,000 shares, exercisable at $7.00 per share, expiring in June 1997, ii) warrants for the purchase of 81,429 shares, exercisable at $8.05 per share, which expire in August 1997, and iii) a warrant for the purchase of 750,000 shares, exercisable at $13.00 per share, which expires in 2000.

7. INCOME TAXES

  At December 31, 1996, the Company had available net operating loss and research credit carryforwards for federal income tax purposes of approximately $52 million and $2 million, respectively, which expire in the years 2003 through 2011.

  Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

  Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31 are as follows (in thousands):

                                                               1996      1995
                                                             --------  --------
   DEFERRED TAX ASSETS:
     Net operating loss carryforwards......................  $ 17,900  $ 12,300
     Research credits......................................     2,500     2,200
     Capitalized research expenses.........................     2,200     3,200
     Other-net.............................................     1,200     1,900
                                                             --------  --------
      Total deferred tax assets............................    23,800    19,600
     Valuation allowance for deferred tax assets...........   (23,800)  (19,600)
                                                             --------  --------
      Total deferred tax assets............................  $     --  $     --
                                                             ========  ========

  During 1996, 1995, and 1994, the valuation allowance for deferred tax assets increased by $4.5 million, $4.5 million and $7.3 million, respectively. Approximately $1.5 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

8. SUBSEQUENT EVENTS

Merger with Somatix

  On January 13, 1997, the Company signed a merger agreement with Somatix Therapy Corporation ("Somatix"). Under the terms of the agreement, Somatix will become a wholly-owned subsidiary of Cell Genesys in a tax-free reorganization and stock-for-stock merger. Pending approval by stockholders of both companies, Somatix stockholders will receive 0.385 shares of Cell Genesys stock for each share of Somatix stock. The merger is expected to be accounted for as a purchase and substantially all of the purchase price is expected to be allocated to in-process-acquired technology and charged as a non-cash expense item in the quarter in which the acquisition is effective, expected to be the second quarter of 1997. Based on the number of shares of Somatix common and preferred stock outstanding at December 31, 1996, it is expected that the Company will issue approximately 10.6 million shares of common stock to effect the merger.

Cross License and Litigation Settlement (unaudited)

  On March 27, 1997, the Company announced that, along with Abgenix, Xenotech and JTI, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. The Company also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the settlement and cross-license agreement, Cell Genesys agreed to issue a note due September 30, 1998 for $15 million, convertible into shares of Cell Genesys common stock at $9.00 per share. The conversion price is subject to adjustment in twelve months. In addition, Japan Tobacco agreed to make a cash payment to GenPharm. The agreement also calls for two milestone payments of $7.5 million each based on the issuance certain patents in the future. These payments would be made by Xenotech, L.P., which is an equal joint venture of Abgenix and Japan Tobacco.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) The information required by this Item concerning the Company's directors is incorporated by reference from the sections captioned "Proposal Four:
Election Of Directors" in the Company's Proxy Statement related to the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end (the "1997 Proxy Statement").

  (b) The information required by this Item concerning the Company's executive officers is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The sections labeled "Employment Contract," "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors" in the Company's 1997 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section labeled "Stock Ownership of Principal Stockholders and Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The section labeled "Certain Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)1. INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          -----
   Balance Sheets at December 31, 1996 and 1995..........................    20
   Statements of Operations for the years ended December 31, 1996, 1995,
    and 1994.............................................................    21
   Statement of Stockholders' Equity for the years ended December 31,
    1996, 1995 and 1994..................................................    22
   Statements of Cash Flows for the years ended December 31, 1996, 1995
    and 1994.............................................................    23
   Notes to Financial Statements......................................... 24-32

  2. INDEX TO FINANCIAL STATEMENT SCHEDULES

  All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3. EXHIBITS

NUMBER

  2.1*(10) Stock Purchase Agreement, dated as of October 9, 1995, between the
               Registrant and Hoechst Marion Roussel, Inc.
  2.2(17) Agreement and plan of merger and reorganization, dated as of January
               12, 1997, among Registrant, S Merger Corp. and Somatix Therapy Corporation.
  3.1(2)  Restated Certificate of Incorporation.
  3.2 (1)  Bylaws.
  10.1 (1)  Form of Indemnification Agreement for Directors and Officers.
  10.2 (14) Amended 1989 Incentive Stock Plan.
  10.3 (14) Amended 1992 Employee Stock Purchase Plan.
  10.4 (1)  Representative Preferred Stock Purchase Agreement.
  10.5 (1)  Fourth Amended and Restated Stockholder Rights Agreement.
  10.7* (1)  License Agreement dated August 13, 1990 between Registrant and the University of North Carolina at Chapel Hill.
  10.7(a) (1)  First page only of Exhibit 10.7.
  10.8(b)* (9)  Amended and Restated Exclusive License Agreement dated
               September 5, 1995 between the Company and the Regents of the University of California.
  10.9* (1)  License Agreement dated June 28, 1991 between Registrant and the
               University of Utah Research Foundation.
  10.9(a)* (1)  First page only of Exhibit 10.9.
  10.11* (1)  Joint Venture Agreement dated June 12, 1991 between Registrant and JT Immunotech USA Inc. (without certain exhibits, which are filed separately).
  10.11(a) (1)  First page only of Exhibit 10.11.
  10.11(b)* (4)  Amendment No. 1 dated January 1, 1994 to Joint Venture
               Agreement (Exhibit 10.11).
  10.12* (1)  Limited Partnership Agreement dated June 12, 1991 among
               Registrant, Xenotech, Inc. and JT Immunotech USA Inc. (without certain exhibits, which are filed separately).
  10.12(a) (1)  First page only of Exhibit 10.12.
  10.12(b)* (4)  Amendment No. 2 dated January 1, 1994 to Limited Partnership
               Agreement (Exhibit 10.12).
  10.12(c) (8)  Amendment No. 3 dated July 1, 1995 to Limited Partnership
               Agreement (Exhibit 10.12).
  10.13* (1)  Collaboration Agreement dated June 12, 1991 among Registrant,
               Xenotech, Inc. and JT Immunotech USA Inc. (without certain exhibits, which are filed separately).
  10.13(a)* (1)  First page only of Exhibit 10.13 and first page of Exhibit C to Exhibit 10.13 only.
  10.13(b)* (3)  Amendment No. 1 dated June 30, 1993 to Collaboration
               Agreement (Exhibit 10.13).
  10.13(c) (4)  Amendment No. 2 dated January 1, 1994 to Collaboration
               Agreement (Exhibit 10.13).
  10.13(d)* (8)  Amendment No. 3 dated July 1, 1995 to Collaboration Agreement
               (Exhibit 10.13).
  10.14 (1)  Field License dated June 12, 1991 among Registrant, JT Immunotech
               USA Inc. and the Partnership (Xenotech, L.P.).
  10.15* (1)  Expanded Field License dated June 12, 1991 among Registrant, JT
               Immunotech USA Inc. and the Partnership (Xenotech, L.P.). 10.15(a) (1) First page only of Exhibit 10.15.
  10.19* (1)  License Agreement dated June 17, 1992 between Registrant and The
               Dana-Farber Cancer Institute.
  10.19(a)* (4)  Amendment No. 1 dated December 15, 1993 to License Agreement between Registrant and the Dana-Farber Cancer Institute (Exhibit 10.19).
  10.20 (2)  Amended Employment Agreement with Stephen A. Sherwin, M.D.
  10.21 (3)  Master Loan and Security Agreement dated April 26, 1993 between
               Registrant and Financing for Science International, Inc. 10.21(a) (4) Commitment Letter dated March 1, 1994 between Registrant and
               Financing for Science International, Inc.

  10.21(b) (5)  Amendment dated April 25, 1994 to Commitment Letter with
               Financing for Science International, Inc.
  10.21(c) (8)  Commitment Letter dated April 20, 1995 between the Company and
               Financing for Science International, Inc.
  10.21(d) (14) Amendment dated January 22, 1996 to Commitment Letter with
               Financing for Science International, Inc.
  10.22* (4)  Assignment of Dana-Farber Cancer Institute License Agreement
               dated December 31, 1993 between Registrant and Xenotech L.P. (Exhibit A was previously filed as Exhibit 10.19).
  10.23* (4)  Master Research and License Agreement dated January 1, 1994 between Registrant, Japan Tobacco Inc. and Xenotech L.P.
  10.24* (4)  Xenotech Division Research Agreement dated January 1, 1994 between Registrant, Xenotech L.P. and JT Immunotech USA Inc. 10.24(a) (7) Amendment No. 1 dated as of January 19, 1995 to Xenotech
               Division Research Agreement (Exhibit 10.24).
  10.26 (6)  Research and Development Leases dated November 1, 1994 between
               Registrant and Vintage Park Associates and addendums thereto. 10.27* (11) Collaboration Agreement, dated as of October 9, 1995, by and among the Registrant, Hoechst Aktiengesellschaft and Hoechst Marion Roussel, Inc., including the letter agreement dated as of October 9, 1995 between the parties.
  10.28* (12) Cross License Agreement, dated as of October 9, 1995, between the Registrant and Hoechst Aktiengesellschaft.
  10.29* (13) Settlement Procedure Agreement, dated as of October 9, 1995, by and among the Registrant, Hoechst Aktiengesellschaft and Massachusetts General Hospital.
  10.1 (15) Reassignment dated January 1, 1996 of Dana-Farber Cancer Institute
               License Agreement between Registrant and Xenotech L.P.
  10.30 (15) Reassignment dated January 1, 1996 of Dana-Farber Cancer
               Institute License Agreement between Registrant and Xenotech
               L.P.
  10.31 (15) Amendment No. 1 dated March 22, 1996 to Field License (Exhibit
               10.14).
  10.32 (15) Amendment No. 2 dated June 28, 1996 to Field License (Exhibit
               10.14).
  10.33 (15) Amendment No. 1 dated June 28, 1996 to Expanded Field License
               (Exhibit
  10.34* (15) Amendment No. 2 dated June 28, 1996 to Joint Venture Agreement
               (Exhibit 10.11).
  10.35 (15) Amendment No. 4 dated June 28, 1996 to Limited Partnership
               Agreement (Exhibit 10.12).
  10.36* (15) Amendment No. 4 dated June 28, 1996 to Collaboration Agreement
               (Exhibit 10.13).
  10.37* (15) Agreement dated June 28, 1996 to Terminate Xenotech Division
               Research Agreement between Registrant, Xenotech L.P. and JT Immunotech USA Inc.
  10.38* (15) Master Research License and Option Agreement dated June 28, 1996 between Registrant, Japan Tobacco Inc. and Xenotech L.P.
  10.39* (15) Universal Receptor License and Option Agreement dated June 28,
               1996 between Registrant and Xenotech L.P.
  10.40 (16) Amendment No. 1 dated June 7, 1996 to Vintage Park Research and
               Development Lease.
  10.41 (16) Lease Agreement dated July 31, 1996 between Abgenix, Inc. and
               John Arrillaga and Richard T. Peery
  10.42 (18) Stock option agreement, dated as of January 12, 1997, between
               Somatix Therapy Corporation, as grantor, and Registrant, as grantee.
  10.43 (19) Stock option agreement, dated as of January 12, 1997, between
               Registrant, as grantor, and Somatix Therapy Corporation, as grantee.
  23.1   Consent of Ernst & Young LLP, Independent Auditors.
  24.1   Power of Attorney. (Reference is made to page 38).
  27.1   Financial Data Schedule

  * Confidential treatment has been granted with respect to specified portions of this exhibit.

  (1) Incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 (Reg. No. 33-46452) as amended.

  (2) Incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  (3) Incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

  (4) Incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  (5) Incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

  (6) Incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  (7) Incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

  (8) Incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

  (9) Incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

  (10) Incorporated by reference to the same numbered exhibit filed with the Company's Form 8-K dated October 9, 1995.

  (11) Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K dated October 9, 1995.

  (12) Incorporated by reference to Exhibit 10.2 filed with the Company's Form 8-K dated October 9, 1995.

  (13) Incorporated by reference to Exhibit 10.3 filed with the Company's Form 8-K dated October 9, 1995.

  (14) Incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  (15) Incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

  (16) Incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

  (17) Incorporated by reference to Exhibit 2.1 filed with the Company's Form 8-K dated January 12, 1997.

  (18) Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K dated January 12, 1997.

  (19) Incorporated by reference to Exhibit 10.2 filed with the Company's Form 8-K dated January 12, 1997.

(b) REPORTS ON FORM 8-K

  The Company reported on Form 8-K dated January 12, 1997, the signing of a merger agreement with
  Somatix Therapy Corporation.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                            CELL GENESYS, INC.
                                            Registrant

                                           By: /s/KATHLEEN SEREDA GLAUB
                                                -------------------------------
                                               Kathleen Sereda Glaub
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting
                                                   Officer)

                                             Date: March 31, 1997

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kathleen Sereda Glaub and Stephen A. Sherwin, M.D., jointly and severally, as his or her attorneys-in-fact, each with full power of substitution, for him or her, in any and all capacities, to sign each amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                        TITLE                  DATE
             ---------                        -----                  ----
      /s/ STEPHEN A. SHERWIN        Chairman, President and     March 31, 1997
  ________________________________   Chief Executive Officer
                                     (Principal Executive
                                     Officer)
     STEPHEN A. SHERWIN, M.D.
     /s/ KATHLEEN SEREDA GLAUB      Senior Vice President and   March 31, 1997
  ________________________________   Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)
       KATHLEEN SEREDA GLAUB
          /s/ JAMES GOWER           Director                    March 31, 1997
  ________________________________
            JAMES GOWER
       /s/ PETER BARTON HUTT        Director                    March 31, 1997
  ________________________________
         PETER BARTON HUTT
     /s/ RAJU S. KUCHERLAPATI       Director                    March 31, 1997
  ________________________________
    RAJU S. KUCHERLAPATI, PH.D.
       /s/ JOSEPH E. MAROUN         Director                    March 31, 1997
  ________________________________
         JOSEPH E. MAROUN
        /s/ EUGENE L. STEP          Director                    March 31, 1997
  ________________________________
          EUGENE L. STEP