Form 10-K/A
period 1996-12-31
CELL GENESYS INC
filed 1997-04-30
CIK 865231

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A
                                  (Mark One)

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Period From         to
                                          -------     --------
                        Commission File Number: 0-19986
                              CELL GENESYS, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Delaware                                    94-3061375
      (State or other jurisdiction of            (I.R.S. employer identification number)
       incorporation or organization)

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
Yes   X   No
    ----     -----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of April 22, 1997, the approximate market value of voting stock held by nonaffiliates of the Registrant was $48,076,866. 6,309,950 shares of Common Stock held by each officer, director and holder of 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of April 22, 1997, the number of outstanding shares of the Registrant's Common Stock was 16,566,348.

     Documents incorporated by reference:
                                                      Incorporated by Reference Document
         Document                                     into Part of this Form 10-K
         --------                                     ---------------------------
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

  Other revenues resulted from the Company's joint venture ("Xenotech") with JT Immunotech USA Inc. ("JT Immunotech") in its human monoclonal antibody program (see Note 2 to Financial Statements). Cell Genesys performs research under contract for the joint venture for which the Company receives revenues, net of the Company's payments to the joint venture. The joint venture is funded by JT Immunotech and Cell Genesys on an equal basis. Cell Genesys accounts for its investment in Xenotech under the equity method--Cell Genesys' 50 percent share of Xenotech's losses, up to the Company's investment amount, offset related revenues.

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
                                                             =======  ========

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1996      1995      1994
                                                   -------  --------  --------
Revenue under collaborative agreements--
 principally
 from related parties (net of equity in losses of
 the Xenotech joint venture of $3,866,
 $1,702 and $78).................................. $22,505  $ 13,822  $  9,416
Operating expenses:
 Research and development.........................  27,587    25,879    21,540
 General and administrative.......................   7,469     5,670     5,316
                                                   -------  --------  --------
Total operating expenses..........................  35,056    31,549    26,856
Interest income...................................   4,446     3,827     3,503
Interest expense..................................  (1,169)   (1,088)     (607)
                                                   -------  --------  --------
Net loss.......................................... $(9,274) $(14,988) $(14,544)
                                                   =======  ========  ========
Net loss per share................................ $ (0.57) $  (1.07) $  (1.07)
                                                   =======  ========  ========
Shares used in computing net loss per share.......  16,373    14,025    13,630
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
                           ===    ========     =====      ========      =======

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss........................................ $ (9,274) $(14,988) $(14,544)
                                                  --------  --------  --------
 Adjustments to reconcile net loss to net cash
  used by operating activities:
  Depreciation and amortization..................    3,718     3,577     2,894
  Equity in losses of Xenotech joint venture.....    3,866     1,702        78
  Changes in certain assets and liabilities:
  Prepaid expenses and other current assets......       11       682    (1,036)
  Deposits and other assets......................     (261)       56        --
  Accounts payable ..............................    1,312      (776)      630
  Accrued compensation and benefits..............      249       110      (186)
  Deferred revenue from related parties..........   10,060     1,604       500
  Accrued legal expenses.........................    1,654        99        --
  Other accrued liabilities......................     (204)      333      (186)
                                                  --------  --------  --------
   Net cash provided (used) by operating
    activities...................................   11,131    (7,601)  (11,850)
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of short-term investments.............  (62,946)  (98,742)  (65,846)
 Maturities of short-term investments............   24,752    19,000    85,187
 Sales of short-term investments.................   46,747    54,597        --
 Contributions to Xenotech joint venture.........   (3,205)   (2,357)      (25)
 Capital expenditures............................   (2,726)   (1,737)   (2,052)
                                                  --------  --------  --------
  Net cash provided (used) by investing
   activities....................................    2,622   (29,239)   17,264
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuances of common stock.........    1,482    20,721       607
 Proceeds from long-term debt....................     (750)    2,812        --
 Payments under equipment financing obligations..   (1,740)   (1,615)   (1,093)
                                                  --------  --------  --------
  Net cash provided (used) by financing
   activities....................................   (1,008)   21,918      (486)
                                                  --------  --------  --------
 Net increase (decrease) in cash and cash
  equivalents....................................   12,745   (14,922)    4,928
 Cash and cash equivalents at beginning of year..    8,190    23,112    18,184
                                                  --------  --------  --------
 Cash and cash equivalents at end of year........ $ 20,935  $  8,190  $ 23,112
                                                  ========  ========  ========
SUPPLEMENTAL DISCLOSURES
 Cash paid during the year for interest.......... $  1,169  $  1,075  $    430
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING TRANSACTIONS
 Furniture and equipment acquired under
  financing...................................... $  1,319  $  2,326  $  5,115
 Construction payable............................ $  2,118  $     --  $     21

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

  The Company accounts for its investment in Xenotech under the equity method; 50 percent of Xenotech's losses (after adjustment for certain timing differences) are offset against revenue, as follows (in thousands):

                                                           1996   1995   1994
                                                          ------ ------  -----
   Cell Genesys' share of Xenotech net loss.............. $3,306 $2,315  $(197)
   Difference due to timing and change in deferred
    revenue..............................................    560   (613)   275
                                                          ------ ------  -----
   Equity in losses of Xenotech.......................... $3,866 $1,702  $  78
                                                          ====== ======  =====

  Research and development expenses incurred under collaborative agreements with HMR were $12.7 million, $10.2 million and $0.0 million and with Xenotech were $8.9 million, $7.5 million and $7.7 million in 1996, 1995 and 1994, respectively.

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

                                         1996          1995
                                       ---------     ---------
                            IN THOUSANDS (EXCEPT PER SHARE DATA)
     Net loss          As reported      $ 9,274      $4,988
                       Pro forma         11,028       5,787
     Net loss per
      share            As reported      $ (0.57)     $(1.07)
                       Pro forma        $ (0.67)     $(1.13)

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

3. EXHIBITS

NUMBER

  2.1*      (10) Stock Purchase Agreement, dated as of October 9, 1995, between the Registrant and Hoechst Marion Roussel, Inc.
  2.2       (17) Agreement and plan of merger and reorganization, dated as of
                 January 12, 1997, among Registrant, S Merger Corp. and Somatix
                 Therapy Corporation.
  3.1       (2)  Restated Certificate of Incorporation.
  3.2       (1)  Bylaws.
  10.1      (1)  Form of Indemnification Agreement for Directors and Officers.
  10.2      (14) Amended 1989 Incentive Stock Plan.
  10.3      (14) Amended 1992 Employee Stock Purchase Plan.
  10.4      (1)  Representative Preferred Stock Purchase Agreement.
  10.5      (1)  Fourth Amended and Restated Stockholder Rights Agreement.
  10.7*     (1)  License Agreement dated August 13, 1990 between Registrant and the University of North Carolina at Chapel Hill.
  10.7(a)   (1)  First page only of Exhibit 10.7.
  10.8(b)*  (9)  Amended and Restated Exclusive License Agreement dated
                 September 5, 1995 between the Company and the Regents of the
                 University of California.
  10.9*     (1)  License Agreement dated June 28, 1991 between Registrant and the University of Utah Research Foundation.
  10.9(a)*  (1)  First page only of Exhibit 10.9.
  10.11*    (1)  Joint Venture Agreement dated June 12, 1991 between Registrant and JT Immunotech USA Inc. (without certain exhibits, which are filed separately).
  10.11(a)  (1)  First page only of Exhibit 10.11.
  10.11(b)* (4)  Amendment No. 1 dated January 1, 1994 to Joint Venture
                 Agreement (Exhibit 10.11).
  10.12*    (1)  Limited Partnership Agreement dated June 12, 1991 among
                 Registrant, Xenotech, Inc. and JT Immunotech USA Inc. (without certain exhibits, which are filed separately).
  10.12(a)  (1)  First page only of Exhibit 10.12.
  10.12(b)* (4)  Amendment No. 2 dated January 1, 1994 to Limited Partnership
                 Agreement (Exhibit 10.12).
  10.12(c)  (8)  Amendment No. 3 dated July 1, 1995 to Limited Partnership
                 Agreement (Exhibit 10.12).
  10.13*    (1)  Collaboration Agreement dated June 12, 1991 among Registrant,
                 Xenotech, Inc. and JT Immunotech USA Inc. (without certain exhibits, which are filed separately).
  10.13(a)* (1)  First page only of Exhibit 10.13 and first page of Exhibit C to Exhibit 10.13 only.
  10.13(b)* (3)  Amendment No. 1 dated June 30, 1993 to Collaboration Agreement
                 (Exhibit 10.13).
  10.13(c)  (4)  Amendment No. 2 dated January 1, 1994 to Collaboration
                 Agreement (Exhibit 10.13).
  10.13(d)* (8)  Amendment No. 3 dated July 1, 1995 to Collaboration Agreement
                 (Exhibit 10.13).
  10.14     (1)  Field License dated June 12, 1991 among Registrant, JT
                 Immunotech USA Inc. and the Partnership (Xenotech, L.P.).
  10.15*    (1)  Expanded Field License dated June 12, 1991 among Registrant, JT
                 Immunotech USA Inc. and the Partnership (Xenotech, L.P.).
  10.15(a)  (1)  First page only of Exhibit 10.15.
  10.19*    (1)  License Agreement dated June 17, 1992 between Registrant and
                 The Dana-Farber Cancer Institute.
  10.19(a)* (4)  Amendment No. 1 dated December 15, 1993 to License Agreement between Registrant and the Dana-Farber Cancer Institute
                 (Exhibit 10.19).
  10.20     (2)  Amended Employment Agreement with Stephen A. Sherwin, M.D.
  10.21     (3)  Master Loan and Security Agreement dated April 26, 1993 between
                 Registrant and Financing for Science International, Inc.
  10.21(a)  (4)  Commitment Letter dated March 1, 1994 between Registrant and
                 Financing for Science International, Inc.
  10.21(b)  (5)  Amendment dated April 25, 1994 to Commitment Letter with
                 Financing for Science International, Inc.
  10.21(c)  (8)  Commitment Letter dated April 20, 1995 between the Company and
                 Financing for Science International, Inc.
  10.21(d)  (14) Amendment dated January 22, 1996 to Commitment Letter with
                 Financing for Science International, Inc.

  10.22* (4)  Assignment of Dana-Farber Cancer Institute License Agreement
               dated December 31, 1993 between Registrant and Xenotech L.P.
               (Exhibit A was previously filed as Exhibit 10.19).
  10.23* (4)  Master Research and License Agreement dated January 1, 1994 between Registrant, Japan Tobacco Inc. and Xenotech L.P.
  10.24* (4)  Xenotech Division Research Agreement dated January 1, 1994 between Registrant, Xenotech L.P. and JT Immunotech USA Inc.
  10.24(a) (7)  Amendment No. 1 dated as of January 19, 1995 to Xenotech
               Division Research Agreement (Exhibit 10.24).
  10.26 (6)  Research and Development Leases dated November 1, 1994 between
               Registrant and Vintage Park Associates and addendums thereto.
  10.27* (11) Collaboration Agreement, dated as of October 9, 1995, by and among the Registrant, Hoechst Aktiengesellschaft and Hoechst
               Marion Roussel, Inc., including the letter agreement dated as of October 9, 1995 between the parties.
  10.28* (12) Cross License Agreement, dated as of October 9, 1995, between the Registrant and Hoechst Aktiengesellschaft.
  10.29* (13) Settlement Procedure Agreement, dated as of October 9, 1995, by and among the Registrant, Hoechst Aktiengesellschaft and
               Massachusetts General Hospital.
  10.1 (15) Reassignment dated January 1, 1996 of Dana-Farber Cancer Institute
               License Agreement between Registrant and Xenotech L.P.
  10.30 (15) Reassignment dated January 1, 1996 of Dana-Farber Cancer
               Institute License Agreement between Registrant and Xenotech
               L.P.
  10.31 (15) Amendment No. 1 dated March 22, 1996 to Field License (Exhibit
               10.14).
  10.32 (15) Amendment No. 2 dated June 28, 1996 to Field License (Exhibit
               10.14).
  10.33 (15) Amendment No. 1 dated June 28, 1996 to Expanded Field License
               (Exhibit
  10.34* (15) Amendment No. 2 dated June 28, 1996 to Joint Venture Agreement
               (Exhibit 10.11).
  10.35 (15) Amendment No. 4 dated June 28, 1996 to Limited Partnership
               Agreement (Exhibit 10.12).
  10.36* (15) Amendment No. 4 dated June 28, 1996 to Collaboration Agreement
               (Exhibit 10.13).
  10.37* (15) Agreement dated June 28, 1996 to Terminate Xenotech Division
               Research Agreement between Registrant, Xenotech L.P. and JT
               Immunotech USA Inc.
  10.38* (15) Master Research License and Option Agreement dated June 28, 1996 between Registrant, Japan Tobacco Inc. and Xenotech L.P.
  10.39* (15) Universal Receptor License and Option Agreement dated June 28,
               1996 between Registrant and Xenotech L.P.
  10.40 (16) Amendment No. 1 dated June 7, 1996 to Vintage Park Research and
               Development Lease.
  10.41 (16) Lease Agreement dated July 31, 1996 between Abgenix, Inc. and
               John Arrillaga and Richard T. Peery
  10.42 (18) Stock Option Agreement, dated as of January 12, 1997, between
               Somatix Therapy Corporation, as grantor, and Registrant, as grantee.
  10.43 (19) Stock Option Agreement, dated as of January 12, 1997, between
               Registrant, as grantor, and Somatix Therapy Corporation, as grantee.
  10.44*       Release and Settlement Agreement, dated March 26, 1997, among
               Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan
               Tobacco Inc. and GenPharm International, Inc.
  10.45*       Cross License Agreement, effective as of March 26, 1997, among
               Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan
               Tobacco Inc. and GenPharm International, Inc.
  10.46*       Interference Settlement Procedure Agreement, effective as of
               March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc.,
               Xenotech, L.P., Japan Tobacco Inc. and GenPharm International,
               Inc.
  10.47        Convertible Note Purchase Agreement, dated as of March 26,
               1997, between Cell Genesys, Inc. and GenPharm International,
               Inc.
  10.48        Convertible Subordinated Promissory Note, dated March 26, 1997, made by Cell Genesys, Inc. to the order of GenPharm
               International, Inc.
  23.1(20)     Consent of Ernst & Young LLP, Independent Auditors.
  24.1         Power of Attorney. (Reference is made to page 38).
  27.1(20)     Financial Data Schedule
  99.1         Financial Statements of Xenotech, L.P.

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

  (17) Incorporated by reference to Exhibit 2.1 filed with the Company's Form 8-K dated January 12, 1997.

  (18) Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K dated January 12, 1997.

  (19) Incorporated by reference to Exhibit 10.2 filed with the Company's Form 8-K dated January 12, 1997.

  (20) Incorporated by reference with the Company's 10-K for the fiscal year ended December 31, 1996 as filed March 31, 1997.

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

                                            CELL GENESYS, INC.
                                            Registrant

                                           By: /s/ KATHLEEN SEREDA GLAUB
                                              -------------------------------
                                               Kathleen Sereda Glaub
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting
                                                  Officer)

                                             Date: April 29, 1997

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                        TITLE                  DATE
             ---------                        -----                  ----
      /s/ STEPHEN A. SHERWIN        Chairman, President and     March 31, 1997
  ________________________________   Chief Executive Officer
     STEPHEN A. SHERWIN, M.D.        (Principal Executive
                                     Officer)


     /s/ KATHLEEN SEREDA GLAUB      Senior Vice President and   March 31, 1997
  ________________________________   Chief Financial Officer
         KATHLEEN SEREDA GLAUB       (Principal Financial and
                                     Accounting Officer)


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

                                                                      1163-AR-97