Form 10-Q
period 1997-03-31
CELL GENESYS INC
filed 1997-05-15
CIK 865231

                      SECURITIES AND EXCHANGE COMMISSSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                                   (Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

   [X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the Period From _____ to _____


                        Commission File Number: 0-19986
                                                -------


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
             (Address of principal executive offices and zip code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     -----

         As of May 12, 1997, the number of outstanding shares of the Registrant's Common Stock was 16,568,848.

                              CELL GENESYS, INC.

                               TABLE OF CONTENTS

ITEM                                                                       PAGE


PART I.   FINANCIAL INFORMATION

1.   Financial Statements:

     a.    Condensed Balance Sheets - March 31, 1997 and
            December 31, 1996                                                 3

     b.    Condensed Statements of Operations - Three Months Ended
            March 31, 1997 and 1996                                           4

     c.    Condensed Statements of Cash Flows - Three Months Ended
            March 31, 1997 and 1996                                           5

     d.    Notes to Condensed Financial Statements                            6


2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   7-10



PART II.  OTHER INFORMATION                                                  10


SIGNATURE                                                                    11

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               CELL GENESYS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           MARCH 31,     DECEMBER 31,
                                                             1997            1996
                                                         ----------------------------
ASSETS                                                   (Unaudited)
Current assets:
   Cash and cash equivalents .........................   $  22,111        $  20,935
   Short-term investments ............................      54,594           64,649
   Prepaid expenses and other current assets .........       2,575            1,165
                                                         ---------        ---------
Total current assets .................................      79,280           86,749

Property and equipment at cost, net ..................      13,861           12,485
Deposits and other assets, net .......................         554              575
                                                         ---------        ---------
                                                         $  93,695        $  99,809
                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................   $   1,260        $   1,669

   Accrued compensation and benefits .................         951            1,414
   Deferred revenue from related parties .............       4,305           12,164
   Accrued construction costs ........................         556            2,118
   Accrued legal expenses ............................       1,630            1,986
   Other accrued liabilities .........................         668              439
   Current portion of property and equipment financing       3,534            2,822
                                                         ---------        ---------
Total current liabilities ............................      12,904           22,612

Noncurrent portion of property and equipment financing      11,366            6,133
Convertible note payable .............................      15,000               --

Stockholders' equity:
   Common stock ......................................          17               16
   Additional paid-in capital ........................     127,596          127,318
   Accumulated deficit ...............................     (73,188)         (56,270)
                                                         ---------        ---------
Total stockholders' equity ...........................      54,425           71,064
                                                         ---------        ---------
                                                         $  93,695        $  99,809
                                                         =========        =========

                             See accompanying notes

                               CELL GENESYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                      1997             1996
                                                               ------------------------------------
                                                               (In thousands except per share data)
Revenue under collaborative agreements with related parties .      $  7,849          $  4,391


Operating expenses:
   Research and development .................................         8,279             6,689
   General and administrative ...............................         2,136             1,758
   Charge for cross-license and settlement (includes $3,750
        equity in losses of Xenotech joint venture associated
        with cross-license and settlement) ..................        15,000                --
                                                                   --------          --------
Total operating expenses ....................................        25,415             8,447

Interest income .............................................         1,064             1,234
Interest expense ............................................          (288)             (301)
                                                                   --------          --------
Net loss ....................................................      $(16,790)         $ (3,123)
                                                                   ========          ========

Net loss per share ..........................................      $  (1.01)         $  (0.19)
                                                                   ========          ========

Shares used in computing net loss per share .................        16,546            16,239
                                                                   ========          ========

                             See accompanying notes.

                               CELL GENESYS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                        1997          1996
                                                                   -----------------------------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ......................................................   $(16,790)     $ (3,123)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization ...............................      1,109           910
       Equity in losses of Xenotech joint venture ................         96         1,101
     Non-cash charge for cross-license and settlement ............     15,000            --
   Changes in certain assets and liabilities:
     Prepaid expenses and other current assets ...................     (1,410)          (33)
     Deposits and other assets ...................................          8            --
     Accounts payable ............................................       (409)          777
     Accrued compensation and benefits ...........................       (463)         (424)
     Deferred revenue from related parties .......................     (7,859)         (323)
     Accrued construction costs ..................................     (1,562)          (48)
     Accrued legal expenses ......................................       (356)          600
     Other accrued liabilities ...................................        229          (144)
                                                                     --------      --------
         Net cash used by operating activities ...................    (12,407)         (707)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments ...........................    (15,946)      (38,590)
   Maturities of short-term investments ..........................      2,919        11,823
   Sales of short-term investments ...............................     22,954        29,846
   Contributions to Xenotech joint venture .......................        (83)         (424)
   Capital expenditures ..........................................       (998)          (40)
                                                                     --------      --------
         Net cash provided by investing activities ...............      8,846         2,615

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from property and equipment financing ................      5,137            --
   Payments under property and equipment financing obligations....       (679)         (601)
   Proceeds from issuance of common stock ........................        279           507
                                                                     --------      --------
         Net cash used by financing activities ...................      4,737           (94)
                                                                     --------      --------

Net increase in cash and cash equivalents ........................      1,176         1,814
Cash and cash equivalents at beginning of period .................     20,935         8,190
                                                                     --------      --------
Cash and cash equivalents at end of period .......................   $ 22,111      $ 10,004
                                                                     ========      ========


                             See accompanying notes.

                               CELL GENESYS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

         The accompanying consolidated financial statements at March 31, 1997 and for the three months ended March 31, 1997 and 1996 include the accounts of Cell Genesys, Inc., including its subsidiary Abgenix, Inc. (collectively, the "Company"). These statements are unaudited, but include all of the adjustments, consisting only of normal recurring adjustments, which the management of the Company considers necessary for a fair presentation of the Company's financial position at such dates and the operating results and cash flows of those periods. The results of the interim period are not necessarily indicative of the results for the entire year.

         The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1996 included in its filing on Form 10-K on March 31, 1997 as amended on Form 10-K/A on April 30, 1997.

NET LOSS PER SHARE
------------------

         Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options are excluded from the calculation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. There will be no impact on the Company's loss per share calculations for the periods presented or any prior periods.

2.  CHARGE FOR CROSS LICENSE AND SETTLEMENT

        On March 27, 1997, the Company announced that, along with Abgenix, Japan Tobacco and Xenotech, L.P. ("Xenotech", an equal joint venture of Abgenix and Japan Tobacco), it had signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. The Company also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the cross-license and settlement agreement, Cell Genesys issued a note due September 30, 1998 for $15 million, convertible into shares of Cell Genesys common stock at $9.00 per share. The conversion price is subject to adjustment in twelve months. Of this note, $3.75 million was contributed to, then paid by Xenotech. The entire amount of the note is included in expense in the first quarter of 1997 based on a preliminary valuation analysis of technology acquired. In addition, Japan Tobacco also made a cash payment to GenPharm. The agreement also calls for two milestone payments of $7.5 million each based on the issuance certain patents in the future. These payments would be made by Xenotech.

3.  MERGER WITH SOMATIX

        On January 13, 1997, the Company signed a merger agreement with Somatix Therapy Corporation ("Somatix"). Under the terms of the agreement, Somatix will become a wholly-owned subsidiary of Cell Genesys in a tax-free reorganization and stock-for-stock merger. Subject to approval by stockholders of both companies at meetings scheduled for May 30, 1997, Somatix stockholders will receive 0.385 shares of Cell Genesys stock for each share of Somatix stock. The merger is expected to be accounted for as a purchase and substantially all of the purchase price is expected to be allocated to in-process-acquired technology and charged as a non-cash expense item in the quarter in which the acquisition is effective, expected to be the second quarter of 1997. Based on the number of shares of Somatix common and preferred stock outstanding at March 31, 1997, using recent stock prices and assuming no exercise of appraisal rights, it is expected that the Company will issue approximately 11.1 million shares of common stock to effect the merger.

        During the pendency of the merger, Somatix has the right to borrow up to $5 million from the Company, secured by a security interest in certain intellectual property of Somatix. As of May 13, 1997, Somatix had borrowed $2 million under this agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS



OUTLOOK

         Cell Genesys (the "Company) is focused on the development and commercialization of gene therapies to treat major life-threatening diseases, including AIDS and cancer. The Company's objective is to commercialize both ex vivo gene therapy with genetically engineered human immune cells and in vivo gene therapies. In January 1997, the Company signed a merger agreement with Somatix Therapy Corporation ("Somatix"). Pending approval by stockholders of both companies, the merger is expected to strengthen the Company's position in the field of gene therapy. Since its inception in 1988, the Company has funded its research and development activities primarily through the sale of equity, corporate partnerships and leaseline financings. The Company has been unprofitable since its inception and has incurred a cumulative net loss of $73 million. The following discussion constitutes forward looking statements insofar as it relates to progress in the Company's research and development programs and clinical trials, product expectations, in-licensing plans, expected cash expenditures and expense levels, and the adequacy of the Company's available resources. Actual results could differ materially from the statements made due to a number of factors, including those set forth in "Risk Factors" below.

          In the Company's lead gene therapy program, safety results for the Company's Phase I clinical trial testing AIDS gene therapy indicated no treatment-related safety problems. The Company is currently in Phase II clinical testing of this therapy in an initial proof-of-principle trial in twins, in which T cells from the healthy twin are modified and infused as therapy for the HIV-positive twin and in a second Phase II trial of a patient-specific approach in individuals with HIV infection. Additional clinical studies of Cell Genesys' AIDS gene therapy will be conducted during 1997. These include an evaluation of improved manufacturing process involving the genetic modification of both killer T cells and helper T cells as well as a reduction in cell processing time to less than three weeks. In addition, a new pilot study is planned by Cell Genesys to evaluate whether the combination of AIDS gene therapy and antiviral drugs can delay the recurrence of HIV infection, which has been generally observed in patients who stop their antiviral drug therapy. This pilot study will help determine whether the gene therapy can reduce the requirement for long-term treatment with combinations of three or more antiviral drugs. The Company anticipates efficacy data from certain of these trials at the end of 1997. The Company also filed an Investigational New Drug application (IND) with the United States Food and Drug Administration (FDA) in April, 1997 to initiate human clinical testing for its initial cancer gene therapy product candidate. In addition, the Company has ongoing research programs in stem cell gene therapy, universal donor cells and other gene delivery technologies. The Company believes that such programs may provide opportunities for collaborative arrangements with third parties that could also provide additional funding to the Company.

         In the Company's human monoclonal antibody program (being pursued through its subsidiary, Abgenix), the Company has developed transgenic technology to create strains of mice capable of producing human monoclonal antibodies. The Company has created strains of mice which now contain the majority of human antibody genes and could produce multiple product candidates. The Company believes that fully human antibodies should avoid the allergic reactions seen with antibodies containing mouse proteins, which should make them better suited to long-term therapy and could provide a marketing advantage. In 1995, the Company initiated preclinical studies of a human antibody to Interleukin-8 (IL-8), which potentially could be used as a treatment to inhibit excess inflammation in certain diseases such as psoriasis, adult respiratory disease syndrome (ARDS), rheumatoid arthritis and reperfusion injury associated with heart attack or stroke. Based on progress of preclinical studies, Abgenix plans to initiate human clinical trials for this antibody product candidate during the second half of 1997. In March 1997, Abgenix announced that it had acquired rights to ABX-CBL, an antibody product currently in Phase II clinical trials relating to acute transplant rejection. Abgenix plans to continue Phase II trials in graft versus host disease (GVHD) early next year after completing a confirmatory clinical study required by a manufacturing process change. ABX-CBL will also be further evaluated in kidney and other organ transplant rejection indications.

         The Company's net cash expenditures for 1997 in its current operations are not expected to exceed approximately $20 million, excluding one-time merger related expenditures, and the Company intends to manage toward this net cash expenditure target. Pending stockholder approval, significant merger-related costs will be incurred, including cash payments currently estimated at approximately $10 million. Additional cash outlays in lieu of securities may be required should Somatix's preferred shareholders choose to exercise their appraisal rights as allowed under Delaware law. The Company may from time to time evaluate opportunities to acquire or in-license other potential products and technologies. Expenses associated with in-licensing such products may constitute unbudgeted expenses.


RESULTS OF OPERATIONS

         Revenue increased from $4.4 million to $7.8 million for the three months ended March 31, 1996 and 1997, respectively. The increase reflects revenue recorded in February 1997 upon execution of an agreement with Hoechst Marion Roussel, Inc. ("HMR") to license the Company's gene activation technology for erythropoietin (EPO) and a second undisclosed protein. The agreement provides for milestone payments and fees, in addition to royalties on any future sales of these two potential gene-activated protein products. Other revenues resulted from the Company's ongoing collaboration with HMR for the Company's AIDS gene therapy program and, to a lesser extent, from the Company's joint venture ("Xenotech") with JT Immunotech USA Inc. in its human monoclonal antibody program.

         Research and development expenses increased from $6.7 million to $8.3 million for the three months ended March 31, 1996 and 1997, respectively. The increase reflects costs related to Abgenix facilities as well as contract manufacturing cost related to an antibody product candidate, ABX-IL8. The increase also reflects additional staff hired for the gene therapy business and outside costs, including manufacturing and clinical costs, for the company's patient-specific HIV trial which was initiated June 1996. Also contributing to the growth were legal fees incurred in defending and maintaining the Company's intellectual property positions. As a result of the settlement of litigation with Genpharm International, Inc. in March 1997 certain of these legal expenses can be expected to decrease in 1997. Research and development expenses represented approximately 80% of total expenses for each of the three month periods (absent the effect of the non-recurring charge for cross license and litigation settlement.) The Company expects that its research and development expenditures, including expansion of facilities, will continue to increase to support additional product development activities. The rate of increase depends on a number of factors including stockholder approval of the merger agreement with Somatix and progress in research and development, especially clinical trials.

         General and administrative expenses increased from $1.8 million to $2.1 million for the three months ended March 31, 1996 and 1997, respectively. The increase reflects growth in administrative staff and outside services required to support expanded research and development programs. The Company expects these expenses to increase as these programs expand.

         Interest income remained consistent at $1.2 million and $1.1 million for the three months ended March 31, 1996 and 1997, respectively, due to similar average cash balances available for investment. Interest expense also remained consistent at $301,000 and $288,000 in 1996 and 1997, respectively.

         The Company's net loss increased from $3.1 million to $16.8 million for the three months ended March 31, 1996 and 1997, respectively, primarily due to a $15 million non-recurring, non-cash charge for cross license and settlement costs incurred as part of the Company's agreement with GenPharm. Losses, excluding non-recurring charges, are expected to continue and are likely to increase in future years as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and human testing of its potential products. In addition, pending stockholder approval of the merger with Somatix, the Company expects to record non-recurring charges to operations consisting of
(i) a non-cash charge for acquired in-process technology estimated at $95 million and (ii) a restructuring charge estimated in the range of $5 to $10 million, including severance costs and costs associated with elimination of redundant facilities and assets.

         At December 31, 1996, the Company had available net operating loss and research credit carryforwards for federal income tax purposes of approximately $52 million and $2 million, respectively, which expire in the years 2003 through 2011.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through March 31, 1997, the Company has received $125.4 million in net proceeds from equity financing and $75.3 million under collaborative agreements, and utilized $21.8 million in property and equipment financing.

         At March 31, 1997, the Company's cash, cash equivalents and short-term investments totaled $76.7 million, compared to $85.6 million at December 31, 1996. The decrease was primarily due to the use of cash in operating activities, excluding $15 million charge for cross license and settlement with GenPharm which was financed by a convertible note.

         The Company expects its cash requirements to increase significantly in the future. The Company's capital requirements depend on numerous factors, including stockholder approval of the merger agreement with Somatix; possible exercise of appraisal rights by Somatix preferred stockholders; the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction and maintenance of collaborative partners; the acquisition of new products or technologies; and the cost of litigation, patent interference proceedings or other legal proceedings or their resolution.

         In March 1997, Cell Genesys announced that, together with Abgenix, Xenotech and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. Cell Genesys also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the cross-license and settlement agreement, Cell Genesys issued a note due September 30, 1998 for $15 million, convertible into shares of Cell Genesys common stock at $9.00 per share. The conversion price is subject to adjustment in twelve months. Of this note, $3.75 million was contributed to, then paid by Xenotech. The agreement also calls for two milestone payments of $7.5 million each based on the issuance of certain patents in the future. These payments would be made by Xenotech, which is an equal joint venture of Abgenix and Japan Tobacco.

         Under its current collaborations, the Company is responsible for funding a portion of its research and development efforts. Substantial capital may be required to carry out additional product development and to commercialize products under the current collaborations and the Company's self-funded efforts.

         The Company believes that its available cash, cash equivalents and short-term investments at March 31, 1997, together with payments to be received under the Company's collaborative arrangements with HMR, and $6.5 million in property and equipment financing available for tenant improvements and capital equipment purchases will be sufficient to meet the Company's operating expenses and capital requirements at least through 1998. Thereafter, the Company will require substantial additional funds. Because of the Company's significant long-term cash requirements, it will seek to raise additional capital if conditions in the public equity markets are favorable, even if the Company does not have an immediate need for additional cash at that time.


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

         There is no assurance that opportunities for in-licensing products or for third party collaborations will be available to the Company on acceptable terms. Finding such opportunities, as well as a variety of other factors, such as progress in the Company's research and development programs (including clinical trials), receipt of anticipated contract revenues (some of which are dependent on milestones), competitive factors, costs of the merger, including any appraisal rights, and the costs associated with prosecuting and defending the Company's intellectual property rights, may affect the Company's ability to manage to its targeted net cash expenditures in 1997, and also may affect the adequacy of the Company's resources to fund operations and capital requirements at least through 1998.

         Failure to achieve the Company's goals could have a material adverse impact on the Company's results of operations and financial condition and its ability to raise additional capital. Stockholders and potential investors should carefully consider the risks associated with the Company and should be aware that these risks may negatively impact the Company's stock price.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a)   Exhibits

                    Cross-license and settlement agreement with GenPharm

               b)   Reports on Form 8-K

                    The Company reported on Form 8-K dated January 12, 1997, the signing of a merger agreement with Somatix Therapy Corporation. The Company reported on Form 8-K dated April 3, 1997, the signing of a revised merger agreement with Somatix Therapy Corporation.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Date:  May 14, 1997            CELL GENESYS, INC.



                               /s/ KATHLEEN SEREDA GLAUB
                               -------------------------------------------------
                               Kathleen Sereda Glaub
                               Senior Vice President and Chief Financial Officer (On Behalf of the Registrant and as Registrant's
                                 Principal Financial and Accounting Officer)