Form 10-Q
period 1997-06-30
CELL GENESYS INC
filed 1997-08-14
CIK 865231

================================================================================

                      SECURITIES AND EXCHANGE COMMISSSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Period From _____ to _____

                       Commission File Number:  0-19986
                                                --------

                              CELL GENESYS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                        94-3061375
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

               342 Lakeside Drive, Foster City, California 94404
             (Address of principal executive offices and zip code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No _____
                                              ------

     As of August 15, 1997, the number of outstanding shares of the Registrant's Common Stock was 27,687,641.

================================================================================

                              CELL GENESYS, INC.

                               TABLE OF CONTENTS

ITEM                                                                                          PAGE
----                                                                                          ----
PART I.   FINANCIAL INFORMATION

1.   Financial Statements:

     a.   Condensed Consolidated Balance Sheets - June 30, 1997 and
          December 31, 1996                                                                   3

     b.   Condensed Consolidated Statements of Operations - Three and Six Months
          Ended June 30, 1997 and 1996                                                        4

     c.   Condensed Consolidated Statements of Cash Flows -Six Months Ended
          June 30, 1997 and 1996                                                              5

     d.   Notes to Condensed Consolidated Financial Statements                                6

2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                      8

PART II.  OTHER INFORMATION                                                                   12

4.   Submission of Matters to a Vote of Security Holders                                      12

6.   Exhibits and Reports on Form 8-K                                                         13

SIGNATURE                                                                                     13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              CELL GENESYS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                         JUNE 30,   DECEMBER 31,
                                                      -----------------------------
                                                           1997         1996
ASSETS                                                         (Unaudited)
Current assets:
 Cash and cash equivalents                              $  11,134       $ 20,935
 Short-term investments                                    60,171         64,649
 Prepaid expenses and other current assets                  2,979          1,165
                                                      -----------------------------
Total current assets                                       74,284         86,749

Property and equipment at cost, net                        14,849         12,485
Deposits and other assets, net                              1,819            575
                                                      -----------------------------
                                                        $  90,952       $ 99,809
                                                      =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                       $   2,677       $  1,669
 Accrued compensation and benefits                          1,170          1,414
 Deferred revenue from related parties                      8,444         12,164
 Accrued construction costs                                    65          2,118
 Accrued legal expenses                                       704          1,986
 Accrued acquisition related costs                          5,252              -
 Other accrued liabilities                                  3,082            439
 Current portion of property and equipment financing        5,063          2,822
                                                      -----------------------------
Total current liabilities                                  26,457         22,612

Noncurrent portion of property and equipment financing     12,436          6,133
Convertible note payable                                   15,000              -

Stockholders' equity:
 Common stock                                                  28             16
 Additional paid-in capital                               195,518        127,318
 Accumulated deficit                                     (158,487)       (56,270)
                                                      -----------------------------
Total stockholders' equity                                 37,059         71,064
                                                      -----------------------------
                                                        $  90,952       $ 99,809
                                                      =============================


                             See accompanying notes

                              CELL GENESYS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                            1997           1996           1997          1996
                                                    ------------------------------------------------------------------
                                                               (In thousands except per share data)
Revenue under collaborative agreements
 with related parties                                  $    3,992      $   6,210    $    11,896   $  10,601

Operating expenses:
   Research and development                                 8,017          6,299         16,351      12,988
   Charge for purchased in-process technology              72,270              -         72,270           -
   Restructuring costs related to acquisition               6,576              -          6,576           -
   General and administrative                               2,930          1,714          5,066       3,472

   Charge for cross-license and
    settlement (includes $3,750
    equity in losses of Xenotech
    joint venture associated with
    cross-license and settlement)                               -              -         15,000           -
                                                    ------------------------------------------------------------
Total operating expenses                                   89,793          8,013        115,263      16,460
Interest income                                             1,055          1,061          2,119       2,295
Interest expense                                             (783)          (291)        (1,071)       (592)
                                                    ------------------------------------------------------------
Net loss                                               $  (85,529)     $  (1,033)   $  (102,319)  $  (4,156)
                                                    ============================================================

Net loss per share                                     $    (4.20)     $   (0.06)   $     (5.55)  $   (0.26)
                                                    ============================================================
Shares used in computing net loss per
 share                                                     20,438         16,335         18,447      16,287
                                                    ============================================================


                            See accompanying notes.

                              CELL GENESYS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      SIX MONTHS ENDED JUNE 30,
                                                          1997          1996
                                                   ----------------------------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $   (102,319)  $   (4,156)
Adjustments to reconcile net loss to
 net cash used by operating activities:
 Depreciation and amortization                               2,356        1,827
 Equity in losses of Xenotech joint venture                    133        1,989
 Charge for purchased in-process technology                 72,270            -
 Restructuring charges                                       4,021            -
 Charge for cross-license and settlement                    15,000            -
Changes, excluding effect of acquisition, to:
 Prepaid expenses and other assets                          (1,135)          78
 Accounts payable                                             (861)         646
 Accrued compensation and benefits                          (1,241)        (144)
 Deferred revenue from related parties                      (3,720)         310
 Accrued construction costs                                 (2,053)         (35)
 Accrued legal expenses                                     (1,323)         570
 Other accrued liabilities                                  (1,050)        (181)
                                                    ----------------------------
  Net cash used in operating activities                    (19,922)         904
                                                    ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of short-term investments                       (23,287)     (51,310)
 Maturities of short-term investments                        2,919       16,782
 Sales of short-term investments                            24,948       38,806
 Purchase of subsidiary, net of cash acquired                2,842            -
 Contributions to Xenotech joint venture                       (83)      (1,300)
 Capital expenditures                                         (284)         (82)
                                                     ---------------------------
  Net cash provided by investing activities                  7,055        2,896
                                                     ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from property and equipment financing              4,546            -
 Payments under property and equipment financing
   obligations                                              (1,768)      (1,213)
 Proceeds from issuance of common stock                        288          942
                                                     ---------------------------
  Net cash provided by (used in) financing activities        3,066         (271)
                                                     ---------------------------
Net increase (decrease) in cash and cash equivalents        (9,801)       3,529

Cash and cash equivalents at beginning of period            20,935        8,190
                                                     ---------------------------
Cash and cash equivalents at end of period            $     11,134   $   11,719
                                                     ===========================

                            See accompanying notes.

                              CELL GENESYS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements at June 30, 1997 and 1996 and for the three and six months ended June 30, 1997 and 1996 include the accounts of Cell Genesys, Inc., including its subsidiaries Abgenix, Inc. and Somatix Therapy Corporation (collectively, the "Company"). These statements are unaudited, but include all of the adjustments, consisting only of normal recurring adjustments, which the management of the Company considers necessary for a fair presentation of the Company's financial position at such dates and the operating results and cash flows of those periods. The results of the interim period are not necessarily indicative of the results for the entire year.

     The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1996 included in its filing on Form 10-K/A.

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


2.   CHARGE FOR CROSS LICENSE AND SETTLEMENT

     On March 27, 1997, the Company announced that, along with Abgenix, Xenotech, L.P. ("Xenotech", an equal joint venture of Abgenix and Japan Tobacco, Inc.) and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm International, Inc. that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. The Company also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the cross-license and settlement agreement, Cell Genesys issued a note due September 30, 1998 for $15 million, convertible into shares of Cell Genesys common stock at $9.00 per share. The conversion price is potentially subject to adjustment on February 28, 1998. Of this note, $3.75 million was contributed to, then paid by Xenotech. The entire amount of the note is included in expense in the first quarter of 1997 based on an independent valuation analysis of technology acquired. In addition, Japan Tobacco also made a cash payment to GenPharm. The agreement also calls for two milestone payments of $7.5 million each based on the issuance of certain patents in the future to be made by Xenotech.

3.   ACQUISITION OF  SOMATIX THERAPY CORPORATION

     On May 30, 1997, the Company acquired Somatix Therapy Corporation ("Somatix"). Under the terms of the merger agreement, Somatix became a wholly-owned subsidiary of Cell Genesys in a tax-free reorganization and stock-for-stock merger. Somatix stockholders received 0.385 shares of Cell Genesys stock for each share of Somatix stock. A total 11,089,706 shares were issued to Somatix stockholders. The acquisition was accounted for under the purchase method of accounting. The purchase price of approximately $70.9 million, comprised of $67.9 million of common stock and $3.0 million of transaction costs, was allocated to the acquired assets and assumed liabilities based upon their estimated fair value. The fair value of the net assets acquired, including in-process technology, was estimated based on an independent valuation. The purchase price was allocated as follows:

                                            (In thousands)
          Purchased in-process technology    $     72,270
          Purchased intangibles                       500
          Liabilities assumed in excess
           of assets acquired                      (1,870)
                                          ---------------

                                             $     70,900
                                          ===============

     The amount allocated to purchased in-process technology was charged to operations in the current period ended June 30, 1997. Purchased intangible assets consisting of the assembled workforce is being amortized over the estimated useful life of three years using the straight-line method. The operations of Somatix are included in the Company's consolidated operating results from May 31, 1997 forward.

     In addition, the Company recognized $6.6 million in the current period ended June 30, 1997 for restructuring and integration expenses related to the acquisition.

Pro Forma Financial Information

     The following unaudited pro forma information presents the results of operations of the Company and Somatix for the six month period ended June 30, 1996 and 1997 as if the acquisition had been consummated as of the beginning of the periods presented. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future. The pro forma information does not include the charge for purchased in-process technology of $72.3 million or other transaction-related restructuring costs totaling $6.6 million which were recognized as expense during the current period ended June 30, 1997, relating to the acquisition of Somatix.

                                     Six months ended June 30,
                                     1997                 1996
                            ----------------------------------------
                              (In thousands, except per share data)
                                           (Unaudited)
          Total revenues                $ 11,896            $ 10,601
          Net loss                       (32,029)            (15,164)
          Net loss per share            $  (1.16)           $  (0.58)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

     Cell Genesys (the "Company) is focused on the development and commercialization of gene therapies to treat major life-threatening diseases, including AIDS and cancer. The Company's objective is to commercialize both ex vivo gene therapy with genetically engineered human immune cells and in vivo gene therapies. On May 30, 1997, the Company completed a merger with Somatix Therapy Corporation ("Somatix"). The merger is expected to strengthen the Company's position in the field of gene therapy. Since its inception in 1988, the Company has funded its research and development activities primarily through the sale of equity, corporate partnerships and leaseline financings. The Company has been unprofitable since its inception and has incurred a cumulative net loss of $158 million as of June 30, 1997. The following discussion constitutes forward looking statements insofar as it relates to progress in the Company's research and development programs and clinical trials, product expectations, in-licensing plans, expected cash expenditures and expense levels, and the adequacy of the Company's available resources. Actual results could differ materially from the statements made due to a number of factors, including those set forth in "Risk Factors" below.

     In the Company's lead gene therapy program, safety results for the Company's Phase I clinical trial testing AIDS gene therapy indicated no treatment-related safety problems. The Company is currently in Phase II clinical testing of this therapy. Additional clinical studies of Cell Genesys' AIDS gene therapy will be conducted during 1997, including an evaluation of an improved manufacturing process involving the genetic modification of both killer T cells and helper T cells as well as a reduction in cell processing time to less than two weeks. In addition, a new pilot study will evaluate whether the combination of AIDS gene therapy and antiviral drugs can delay the recurrence of HIV infection, which has been generally observed in patients who stop their antiviral drug therapy. This pilot study will help determine whether the gene therapy can reduce the requirement for long-term treatment with combinations of three or more antiviral drugs. The Company anticipates efficacy data from certain of these trials in the first half of 1998. In June 1997, the United States Food and Drug Administration (FDA) cleared an Investigational New Drug application (IND) to initiate human clinical testing for its initial cancer gene therapy product candidate for advanced colon cancer. The Company also plans to initiate human clinical studies of a second generation GVAX cancer vaccine in the third quarter of 1997. A new product format utilizing an adenoviral vector will reduce patient-specific cell processing for this vaccine to two days at the treatment site. This vaccine will be tested in lung cancer and melanoma. In addition, a non-patient specific format based on genetically-modified cell lines will be tested in prostate cancer. The Company has additional ongoing research programs in stem cell gene therapy and other gene delivery technologies. The Company believes that such programs may provide opportunities for collaborative arrangements with third parties that could also provide additional funding to the Company.

     In the Company's human monoclonal antibody program (being pursued through its subsidiary, Abgenix), the Company has developed transgenic technology to create strains of mice capable of producing human monoclonal antibodies. These transgenic mice contain the majority of human antibody genes and could produce multiple product candidates. The Company believes that fully human antibodies should avoid the allergic reactions seen with antibodies containing mouse proteins, which should make them better suited to long-term therapy and could provide a marketing advantage. The Company is focused on the development and commercialization of monoclonal antibodies to treat a wide range of serious diseases, including transplantation-associated conditions, inflammation, autoimmune disorders and cancer. The Company currently has three antibody products in development. The Company's most advanced product, ABX-CBL, is in Phase II trials for treating steroid-resistant graft versus host disease (GVHD), a frequent, fatal and currently untreatable complication of allogeneic bone marrow transplants. To date, ABX-CBL has been used in clinical studies with over 50 patients, with an approximated response rate of 90% in acute transplantation-associated disorders. A second antibody product, ABX-IL8, is expected to enter clinical trials in late 1997 for the treatment of moderate to severe psoriasis.

     On May 30, 1997, the Company acquired Somatix Therapy Corporation ("Somatix"). Under the terms of the merger agreement, Somatix became a wholly-owned subsidiary of Cell Genesys in a tax-free reorganization and stock-for-stock merger. The Company expects the acquisition to significantly strengthen key research and development programs and expand corporate partnering opportunities.

     The Company's net cash expenditures for 1997 in its current operations are not expected to exceed approximately $22 million, excluding one-time merger related expenditures, and the Company intends to manage toward this net cash expenditure target. Costs incurred or accrued related to the merger include a charge for the purchase of in-process research and development of $72.3 million and restructuring charges of $6.6 million and are primarily non-cash. The Company may from time to time evaluate opportunities to acquire or in-license other potential products and technologies. Expenses associated with in-licensing such products may constitute unbudgeted expenses.


RESULTS OF OPERATIONS

     Revenue decreased to $4.0 million from $6.2 million for the three months ended June 30, 1997 compared to the same period in 1996. This is primarily a result of the $2.0 million milestone payment earned in the second quarter of 1996 from the Company's ongoing collaboration with HMR for the Company's AIDS gene therapy program. The increase from $10.6 million to $11.9 million for the six month periods ending June 30, 1996 and 1997 reflects revenue recorded in February 1997 upon execution of an agreement with Hoechst Marion Roussel, Inc. ("HMR") to license the Company's gene activation technology for erythropoietin
(EPO) and a second undisclosed protein. The agreement provides for milestone payments and fees, in addition to royalties on any future sales of these two potential gene-activated protein products. Additional revenues resulted from the human monoclonal antibody program of Xenotech, an equal joint venture between Abgenix and JT Immunotech USA Inc.

     Research and development expenses increased from $6.3 million and $13.0 million for the three and six months ended June 30, 1996 to $8.0 million and $16.4 million for the three and six months ended June 30, 1997, respectively. The increase reflects costs related to Abgenix facilities as well as contract manufacturing cost related to an antibody product candidate, ABX-IL8. The increase also reflects additional staff hired for the gene therapy business and outside costs, including manufacturing and clinical costs, for the company's patient-specific HIV gene therapy trial which was initiated June 1996. Also contributing to the growth were legal fees incurred in defending and maintaining the Company's intellectual property positions. As a result of the settlement of litigation with GenPharm International, Inc. in March 1997, certain of these legal expenses are expected to be lower for the remainder of 1997. Research and development expenses generally represent approximately 80% of total operating expenses, excluding the effect of non-recurring charges such as the cross license and litigation settlement and charges related to the acquisition of Somatix. The Company expects that its research and development expenditures, including expansion of facilities, will continue to increase to support additional product development activities particularly in the field of cancer, where multiple trials are expected to commence in the third quarter of 1997. The rate of increase depends on a number of factors including progress in research and development, especially clinical trials.

     Purchased in-process technology costs and costs related to the acquisition of Somatix Therapy Corporation on May 30, 1997 totaling $78.9 million were incurred in the three month period ended June 30, 1997. No such costs were incurred in 1996. The fair value of the net assets acquired in the acquisition including in-process technology were estimated based on independent valuations of the acquired net assets. Costs related to the acquisition consist primarily of employee severance payments, consolidation of facilities and the write down of the book value of certain fixed assets.

     General and administrative expenses increased from $1.7 million and $3.5 million for the three and six months ended June 30, 1996 to $2.9 million and $5.1 million for the three and six months ended June 30, 1997, respectively. The increase reflects growth in administrative staff and outside services required
to support expanded research and development programs.   The Company expects
these expenses to increase as these programs expand.

     Interest income remained consistent at $1.1 million for the three months ended June 30, 1996 and 1997 and $2.3 million and $2.1 million for the six months ended June 30, 1996 and 1997, respectively, due to similar average cash balances available for investment. Interest expense increased from $291,000 and $592,000 for the three and six months ended June 30, 1996 to $783,000 and $1.1 million for the three and six months ended June 30, 1997, respectively. The increase was due to increased borrowings under lease financing and interest payable on the convertible note issued in March 1997 as part of the cross license and settlement agreement with GenPharm.

     The Company's net loss increased from $1.0 million and $4.2 million for the three and six months ended June 30, 1996 to $85.5 million and $102.3 million for the three and six months ended June 30, 1997, respectively, primarily due to $78.9 million in non-recurring charges for the acquisition of Somatix and related costs. In addition, in the six month period ended June 30, 1997, the Company recognized a $15 million non-recurring, non-cash charge for cross license and settlement costs incurred as part of the Company's agreement with GenPharm. Losses, excluding non-recurring charges, are expected to continue and are likely to increase in future years as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and human testing of its potential products.

     At December 31, 1996, the Company had available net operating loss and research credit carryforwards for federal income tax purposes of approximately $52 million and $2 million, respectively, which expire in the years 2003 through 2011.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through June 30, 1997, the Company has received $125.4 million in net proceeds from equity financing and $83.5 million under collaborative agreements, and utilized $23.7 million in property and equipment financing.

     At June 30, 1997, the Company's cash, cash equivalents and short-term investments totaled $71.3 million, compared to $85.6 million at December 31, 1996. The decrease was primarily due to the use of cash in operating activities, excluding $72.3 million non-cash charge for purchased in-process technology and the $15 million non-cash charge for cross license and settlement with GenPharm which was financed by a convertible note.

     The Company expects its cash requirements to increase significantly in the future. The Company's capital requirements depend on numerous factors, including payments relating to the acquisition of Somatix; the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction and maintenance of collaborative partners; the acquisition of new products or technologies; and the cost of litigation, patent interference proceedings or other legal proceedings or their resolution.

     In March 1997, Cell Genesys announced that, together with Abgenix, Xenotech and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. Cell Genesys also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the cross-license and settlement agreement, Cell Genesys issued a note due September 30, 1998 for $15 million, convertible into shares of Cell Genesys common stock at the initial conversion price of $9.00 per share. The conversion price is potentially subject to adjustment on February 28, 1998. Of this note, $3.75 million was contributed to, then paid by Xenotech. The entire amount of the note is included in expense in the first quarter of 1997 based on an independent valuation analysis of technology acquired. In addition, Japan Tobacco also made a cash payment to GenPharm. The agreement also calls for two milestone payments of $7.5 million each based on the issuance of certain patents in the future to be made by Xenotech.

     Under its current collaborations, the Company is responsible for funding a portion of its research and development efforts. Substantial capital may be required to carry out additional product development and to commercialize products under the current collaborations and the Company's self-funded efforts.

     The Company believes that its available cash, cash equivalents and short-term investments at June 30, 1997, together with payments to be received under the Company's collaborative arrangements with HMR, and $5.9 million in property and equipment financing available for tenant improvements and capital equipment purchases will be sufficient to meet the Company's operating expenses and capital requirements at least through 1998. Thereafter, the Company will require substantial additional funds. Because of the Company's significant long-term cash requirements, it will seek to raise additional capital if conditions in the public equity markets are favorable, even if the Company does not have an immediate need for additional cash at that time.

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

     Because of the novelty of the Company's gene therapy technology, clinical trials are more difficult than for products based on more traditional technologies. In addition, a variety of factors could hinder or delay progress in clinical trials of the Company's products or require their discontinuance, including results of ongoing preclinical studies by the Company or others, technical or manufacturing difficulties, clinical trial results for the Company's or competing products, intellectual property disputes with third parties, and/or delays relating to the review process by the FDA. Although preliminary results of the Company's Phase I clinical testing of AIDS gene therapy reported to date have shown no treatment-related safety problems, there can be no assurance that this therapy will be tolerated over an extended period of time or that the clinical efficacy of this therapy will be demonstrated. In June 1997, the United States Food and Drug Administration (FDA) cleared an Investigational New Drug application (IND) to initiate human clinical testing for its initial cancer gene therapy product candidate for advanced colon cancer. There can be no assurance that the clinical efficacy of this therapy will be demonstrated.

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

     There is no assurance that opportunities for in-licensing products or for third party collaborations will be available to the Company on acceptable terms. Securing such opportunities and retaining such collaborators, as well as a variety of other factors, such as progress in the Company's research and development programs (including clinical trials), receipt of anticipated contract revenues (some of which are dependent on milestones), competitive factors, and the costs associated with prosecuting and defending the Company's intellectual property rights, may affect the Company's ability to manage to its targeted net cash expenditures in 1997, and also may affect the adequacy of the Company's resources to fund operations and capital requirements at least through 1998. In this regard, a major portion of the Company's operating revenues are derived from a collaborative agreement with HMR signed in October 1995. Under the terms of the agreement, HMR has the ability to terminate its commitment at any time two years after its anniversary date. The Company's operating results would be adversely affected should HMR decide not to continue funding under this arrangement.

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

                          PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 30, 1997 in the annual stockholders' meeting, a quorum of stockholders of the Company approved the following proposals:

     (i.) Proposal to approve and adopt the amended and restated agreement and plan of merger and reorganization, dated as of January 12, 1997 (as amended and restated as of March 27, 1997, the "Merger Agreement",) among Cell Genesys, Somatix Therapy Corporation, a corporation organized under the laws of the State of Delaware ("Somatix") and S Merger Corp., a corporation organized under the laws of the state of Delaware ("Merger Sub") and a direct wholly owned subsidiary of Cell Genesys, and to approve the merger (the "Merger") of Merger Sub with and into Somatix pursuant to the Merger Agreement and the issuance of common stock, par value $.001 per share, of Cell Genesys (the "Cell Genesys Common Stock" pursuant to the Merger.)

     (ii.) Proposal to approve and adopt an amendment of the Certificate of Incorporation of Cell Genesys to increase the number of shares authorized for issuance to 80,000,000.

     (iii.) Proposal to approve a special grant, effective as of the effective time of the Merger (the "Effective Time"), to each of the eight independent directors of Cell Genesys as the Effective Time, of an option to purchase 30,000 shares of Cell Genesys Common Stock.

     (iv.)     Election of Directors

     (v.) Proposal to approve an amendment to Cell Genesys' 1989 Incentive Stock Plan to increase the number of shares of Cell Genesys Common Stock reserved for issuance by 1,750,000 shares to a total of 5,445,000 shares.

     (vi.) Proposal to ratify the appointment of Ernst & Young LLP as independent auditors of Cell Genesys for the fiscal year ending December 31, 1997.


     The following table shows the results of the voting on these matters.

     (i.)      For           Against    Abstain        Broker Non-Vote
               ---           -------    -------        ---------------
               11,549,576    114,090    31,816         3,678,911

     (ii.)     For           Against    Abstain        Broker Non-Vote
               ---           -------    -------        ---------------
               11,265,309    968,999    44,270         3,095,815

     (iii.)    For           Against    Abstain        Broker Non-Vote
               ---           -------    -------        ---------------
               11,483,077    309,292    48,958         3,553,066

     (iv.)     Director                 For            Withheld
               --------                 ---            --------
               Stephen A. Sherwin       14,495,077     879,316
               Raju S. Kucherlapati     14,501,577     872,816
               James M. Gower           14,493,085     881,308
               Joseph E. Maroun         14,501,077     873,316
               Peter Barton Hutt        14,488,385     886,008
               Eugene L. Step           14,491,977     882,416

     (v.)      For           Against    Abstain        Broker Non-Vote
               ---           -------    -------        ---------------
               8,441,022     3,196,576  57,884         3,678,911

     (vi.)     For           Against    Abstain        Broker Non-Vote
               ---           -------    -------        ---------------
               15,268,738    89,124     16,531         0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a)   Exhibits

                    None.

               b)   Reports on Form 8-K

                    The Company reported on Form 8-K dated May 30, 1997, the acquisition of Somatix Therapy Corporation.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



Date: August 14, 1997         CELL GENESYS, INC.



                              /s/ KATHLEEN SEREDA GLAUB
                              -------------------------
                              Kathleen Sereda Glaub
                              Senior Vice President and Chief Financial Officer (On Behalf of the Registrant and as Registrant's
                               Principal Financial and Accounting Officer)