Form 10-Q
period 1997-09-30
CELL GENESYS INC
filed 1997-11-14
CIK 865231

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__     No _____


     As of November 1, 1997, the number of outstanding shares of the Registrant's Common Stock was 28,134,218.

                               CELL GENESYS, INC.

                               TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----


PART I.   FINANCIAL INFORMATION

1.  Financial Statements:

    a.  Condensed Consolidated Balance Sheets - September 30, 1997 and
        December 31, 1996                                                  3
    b.  Condensed Consolidated Statements of Operations - Three and Nine
        Months Ended September 30, 1997 and 1996                           4

    c.  Condensed Consolidated Statements of Cash Flows -Nine Months
        Ended September 30, 1997 and 1996                                  5

    d.  Notes to Condensed Consolidated Financial Statements               6

2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                    8



PART II.  OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K                                     12

SIGNATURE                                                                 12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               CELL GENESYS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                          SEPTEMBER 30,   DECEMBER 31,
                                              1997           1996
                                          ----------------------------
                                          (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                $   7,672       $ 20,935
  Short-term investments                      49,140         64,649
  Prepaid expenses and                         2,249          1,165
    other current assets
                                        ------------------------------
Total current assets                          59,061         86,749

Property and equipment at                     14,792         12,485
  cost, net
Deposits and other assets, net                 1,351            575
                                        ------------------------------
                                           $  75,204       $ 99,809
                                        ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $   2,600       $  1,669
  Accrued compensation and benefits            1,365          1,414
  Deferred revenue from
    related parties                            4,989         12,164
  Accrued construction
    costs                                          -          2,118
  Accrued legal expenses                         711          1,986
  Accrued acquisition
    related costs                              2,871              -
  Other accrued liabilities                    2,134            439
  Current portion of property
    and equipment financing                    4,754          2,822
  Convertible note payable                    15,000              -
                                        ------------------------------
Total current liabilities                     34,424         22,612

Noncurrent portion of property and            11,998          6,133
  equipment financing
Contribution payable to related
  party                                        3,750              -

Stockholders' equity:
  Common stock                                    28             16
  Additional paid-in capital                 195,927        127,318
  Accumulated deficit                       (170,923)       (56,270)
                                        ------------------------------
Total stockholders' equity                    25,032         71,064
                                        ------------------------------
                                           $  75,204       $ 99,809
                                        ==============================

                             See accompanying notes

                               CELL GENESYS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                            THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                    1997           1996                1997           1996
                                          ------------------------------------------------------------------------
                                                     (In thousands except per share data)
          Revenue under collaborative
           agreements with related
           parties                                $  3,799          $ 4,500         $  15,641        $15,101

          Operating expenses:
               Research and development             10,382            7,012            26,679         20,000
               Charge for purchased
                in-process technology                    -                -            72,270              -
               Restructuring costs
                related to acquisition                   -                -             6,576              -
               General and
                administrative                       2,473            1,613             7,539          5,085
               Charge for cross-license
                and settlement
                (includes $3,750 and
                $7,500, respectively,
                equity in losses of
                Xenotech joint venture
                associated with
                cross-license and
                settlement)                          3,750                -            18,750              -
                                        --------------------------------------------------------------------
          Total operating expenses                  16,605            8,625           131,814         25,085

          Interest income                              903            1,091             3,021          3,386
          Interest expense                            (615)            (282)           (1,685)          (874)
                                        --------------------------------------------------------------------
          Net loss                                $(12,518)         $(3,316)        $(114,837)       $(7,472)
                                        ====================================================================
          Net loss per share                      $  (0.45)         $ (0.20)        $   (5.33)       $ (0.46)
                                        ====================================================================
          Shares used in computing net
           loss per share                           27,706           16,437            21,534         16,337
                                        ====================================================================

                            See accompanying notes.

                               CELL GENESYS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                1997              1996
                                        ----------------------------------
                                                   (In thousands)
          CASH FLOWS FROM OPERATING
           ACTIVITIES
           Net loss                              $(114,837)       $ (7,472)
           Adjustments to reconcile
            net loss to net cash
            used by operating
            activities:
            Depreciation and                         3,735           2,750
             amortization
            Equity in losses of                        838           2,714
             Xenotech joint venture
            Charge for purchased                    72,270               -
             in-process technology
            Restructuring charges                    4,021               -
            Charge for cross-license                18,750               -
             and settlement
           Changes, excluding effect of
            acquisition, to:
            Prepaid expenses and other                (324)           (121)
             assets
            Accounts payable                          (937)            627
            Accrued compensation and                (1,046)            (97)
             benefits
            Deferred revenue from                   (7,175)            270
             related parties
            Accrued construction costs              (2,118)            248
            Accrued legal expenses                  (1,316)            884
            Other accrued liabilities               (1,999)           (417)
                                        ----------------------------------
               Net cash used in
                operating activities               (30,138)           (614)
                                        ----------------------------------
          CASH FLOWS FROM INVESTING
           ACTIVITIES
           Purchases of short-term                 (31,875)        (58,796)
            investments
           Maturities of short-term                 10,997          19,782
            investments
           Sales of short-term                      36,571          43,746
            investments
           Purchase of subsidiary, net                 862               -
            of cash acquired
           Contributions to Xenotech                  (802)         (1,973)
            joint venture
           Capital expenditures                     (1,023)           (167)
                                        ----------------------------------
               Net cash provided by
                investing activities                14,730           2,592
                                        ----------------------------------
          CASH FLOWS FROM FINANCING
           ACTIVITIES
           Proceeds from property and
            equipment financing                      4,546               -
           Payments under property and
            equipment financing
            obligations                             (3,098)         (1,838)
           Proceeds from issuance of
            common stock                               697           1,255
                                        ----------------------------------
               Net cash provided by
                (used in) financing
                activities                           2,145            (583)
                                        ----------------------------------
          Net increase (decrease) in
           cash and cash equivalents               (13,263)          1,395
          Cash and cash equivalents at
           beginning of period                      20,935           8,190
                                        ----------------------------------
          Cash and cash equivalents at
           end of period                         $   7,672        $  9,585
                                        ==================================

                            See accompanying notes.

                               CELL GENESYS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

          The accompanying consolidated financial statements at September 30, 1997 and 1996 and for the three and nine months ended September 30, 1997 and 1996 include the accounts of Cell Genesys, Inc., including its subsidiaries Abgenix, Inc. and Somatix Therapy Corporation (collectively, the "Company"). These statements are unaudited, but include all of the adjustments, consisting only of normal recurring adjustments, which the management of the Company considers necessary for a fair presentation of the Company's financial position at such dates and the operating results and cash flows of those periods. The results of the interim periods are not necessarily indicative of the results for the entire year.

          The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1996 included in its filing on Form 10-K/A.

NET LOSS  PER SHARE

          Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options are excluded from the calculation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. There is not expected to be any impact on the Company's loss per share calculations for the periods presented or any prior periods as a result of this pronouncement.


2.  CHARGE FOR CROSS-LICENSE AND SETTLEMENT

     On March 27, 1997, the Company announced that, along with Abgenix, Xenotech, L.P. ("Xenotech", an equal joint venture of Abgenix and Japan Tobacco, Inc.) and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm International, Inc. that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. The Company also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the cross-license and settlement agreement, Cell Genesys issued a note due September 30, 1998 for $15 million, convertible into shares of Cell Genesys common stock at $9.00 per share. The conversion price is potentially subject to adjustment on February 28, 1998. Of this note, $3.75 million was contributed to, then paid by Xenotech. The entire amount of the note is included in expense in the first quarter of 1997 based on an independent valuation analysis of technology acquired. In addition, Japan Tobacco also made a cash payment to GenPharm. The agreement also calls for two milestone payments of $7.5 million each based on the issuance of certain patents in the future to be made by Xenotech. During the third quarter 1997, Xenotech recognized an expense of $7.5 million payable in connection with the first of these milestones, to be paid to GenPharm in November 1998. Abgenix recognized and accrued an expense of $3.75 million for its contribution due to Xenotech as its share of the obligation.


3.  ACQUISITION OF SOMATIX THERAPY CORPORATION

     On May 30, 1997, the Company acquired Somatix Therapy Corporation ("Somatix"). Under the terms of the merger agreement, Somatix became a wholly-owned subsidiary of Cell Genesys in a tax-free reorganization and stock-for-stock merger. Somatix stockholders received 0.385 shares of Cell Genesys stock for each share of Somatix stock. A total 11,089,706 shares were issued to Somatix stockholders. The acquisition was accounted for under the purchase method of accounting. The purchase price of approximately $70.9 million, comprised of $67.9 million of common stock and $3.0 million of transaction costs, was allocated to the acquired assets and assumed liabilities based upon their estimated fair value. The fair value of the net assets acquired, including in-process technology, was estimated based upon an independent valuation. The purchase price was allocated as follows:


                                                      (In thousands)

    Purchased in-process technology                         $72,270
    Purchased intangibles                                       500
    Liabilities assumed in excess of assets acquired         (1,870)
                                                    ---------------
                                                            $70,900
                                                    ===============

     The amount allocated to purchased in-process technology was charged to operations in the second quarter of 1997. Purchased intangible assets consisting of the assembled workforce is being amortized over the estimated useful life of three years using the straight-line method. The operations of Somatix are included in the Company's consolidated operating results from May 31, 1997 forward.

     In addition, the Company recognized $6.6 million in the second quarter of 1997 for restructuring and integration expenses related to the acquisition.

4.   SUBSEQUENT EVENT

     On November 13, 1997, the Company signed an agreement for the private placement of $20 million convertible preferred stock. The Company, subject to certain conditions, may exercise a put option for up to an additional $10 million and investors, subject to certain conditions, may exercise a call option for up to an additional $10 million. Under the securities agreement, the Company will issue 2,000 shares of convertible preferred stock with a five year term. After the satisfaction of certain holding periods, each of the newly issued Series B preferred shares is convertible, at the option of the holder, into shares of common stock of the Company based upon a conversion price of $11.02 per share or if lower, 100% of the average of specified trading prices during the ten trading days preceding a conversion. The convertible preferred stock bears a dividend of 5%, payable in kind. The private placement is scheduled to close on November 14, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OUTLOOK

     Cell Genesys (the "Company) is focused on the development and commercialization of gene therapies to treat major life-threatening diseases, including AIDS and cancer. The Company's objective is to commercialize both ex vivo gene therapy with genetically engineered human immune cells and in vivo gene therapies. On May 30, 1997, the Company completed a merger with Somatix Therapy Corporation ("Somatix"). The merger is expected to strengthen the Company's position in the field of gene therapy. Since its inception in 1988, the Company has funded its research and development activities primarily through the sale of equity, corporate partnerships and leaseline financings. The Company has been unprofitable since its inception and has incurred a cumulative net loss of $171 million as of September 30, 1997. The following discussion constitutes forward looking statements insofar as it relates to progress in the Company's research and development programs and clinical trials, product expectations, in-licensing plans, expected cash expenditures and expense levels, and the adequacy of the Company's available resources. Actual results could differ materially from the statements made due to a number of factors, including those set forth in "Risk Factors" below.

     In the Company's lead gene therapy program, safety results for the Company's Phase I clinical trial testing AIDS gene therapy indicated no treatment-related safety problems. The Company is currently in Phase II clinical testing of this therapy. Additional clinical studies of Cell Genesys' AIDS gene therapy will be conducted during 1997, including an evaluation of an improved manufacturing process involving the genetic modification of both killer T cells and helper T cells as well as a reduction in cell processing time to less than two weeks. In addition, a new pilot study will evaluate whether the combination of AIDS gene therapy and antiviral drugs can delay the recurrence of HIV infection, which has been generally observed in patients who stop their antiviral drug therapy. This pilot study will help determine whether the gene therapy can reduce the requirement for long-term treatment with combinations of three or more antiviral drugs. The Company anticipates efficacy data from certain of these trials in the first half of 1998. In September 1997, the Company initiated human clinical trials for its T cell gene therapy for colon cancer and its second generation GVAX/TM/ cancer vaccine for melanoma, lung and prostate cancers. The Company has additional ongoing research programs in stem cell gene therapy and other gene delivery technologies. The Company believes that such programs may provide opportunities for collaborative arrangements with third parties that could also provide additional funding to the Company.

     In the Company's human monoclonal antibody program (being pursued through its subsidiary, Abgenix), the Company has developed transgenic technology to create strains of mice capable of producing human monoclonal antibodies. These transgenic mice contain the majority of human antibody genes and could produce multiple product candidates. The Company believes that fully human antibodies should avoid the allergic reactions seen with antibodies containing mouse proteins, which should make them better suited to long-term therapy and could provide a marketing advantage. The Company is focused on the development and commercialization of monoclonal antibodies to treat a wide range of serious diseases, including transplantation-associated conditions, inflammation, autoimmune disorders and cancer. The Company currently has three antibody products in development. The Company's most advanced product, ABX-CBL, is in Phase II trials for treating steroid-resistant graft versus host disease (GVHD), a frequent, fatal and currently untreatable complication of allogeneic bone marrow transplants. To date, ABX-CBL has been used in clinical studies with over 50 patients, with an approximated response rate of 90% in acute transplantation-associated disorders. A second antibody product, ABX-IL8, is expected to enter clinical trials in late 1997 or early 1998 for the treatment of moderate to severe psoriasis.

     The Company's net cash expenditures for 1997 in its current operations are not expected to exceed approximately $25 million, excluding one-time merger related expenditures, and the Company intends to manage toward this net cash expenditure target. Costs incurred or accrued related to the merger include a charge for the purchase of in-process research and development of $72.3 million and restructuring charges of $6.6 million and are primarily non-cash. The Company may from time to time evaluate opportunities to acquire or in-license other potential products and technologies. Expenses associated with in-licensing such products may constitute unbudgeted expenses.

RESULTS OF OPERATIONS

     Revenue decreased to $3.8 million from $4.5 million for the three months ended September 30, 1997 compared to the same period in 1996. This is primarily a result of the completion of research funding related to the development of Abgenix' transgenic technology for human antibodies. Revenue remained relatively constant at $15.6 million and $15.1 million for the nine month periods ending September 30, 1997 and 1996, respectively. Reductions in revenue related to Abgenix' antibody research were offset by revenue recorded in February 1997 upon execution of an agreement with Hoechst Marion Roussel, Inc. ("HMR") to license the Company's gene activation technology for erythropoietin
(EPO) and a second undisclosed protein. The agreement provides for milestone payments and fees in addition to royalties on any potential future sales of these two gene-activated protein products.

     Research and development expenses increased from $7.0 million and $20.0 million for the three and nine months ended September 30, 1996 to $10.4 million and $26.7 million for the three and nine months ended September 30, 1997, respectively. The increase reflects additional research staff transferred following the acquisition of Somatix and expanding clinical development activities for the Company's AIDS gene therapy and cancer gene therapy programs. The increase also reflects costs related to Abgenix facilities as well as contract manufacturing costs related to an antibody product candidate, ABX-IL8. Research and development expenses represent approximately 80% of total operating expenses, excluding the effect of non-recurring charges for the cross-license and litigation settlement and the acquisition of Somatix. The Company expects that its research and development expenditures, including expansion of facilities, will continue to increase to support additional product development activities particularly in the field of cancer, for which a number of trials commenced in the third quarter 1997. The rate of increase depends on a number of factors including progress in research and development, especially clinical trials.

     Purchased in-process technology costs and restructuring costs related to the acquisition of Somatix Therapy Corporation on May 30, 1997 totaling $78.9 million were incurred in the nine month period ended September 30, 1997. No such costs were incurred in 1996. The fair value of the net assets acquired in the acquisition including in-process technology were estimated based on independent valuations of the acquired net assets. Costs related to the acquisition consist primarily of employee severance payments, consolidation of facilities and the write down of the book value of certain fixed assets.

     General and administrative expenses increased from $1.6 million and $5.1 million for the three and nine months ended September 30, 1996 to $2.5 million and $7.5 million for the three and nine months ended September 30, 1997, respectively. The increase reflects growth in administrative staff and outside services required to support expanded research and development programs. The Company expects these expenses to increase as these programs expand.

     In the three and nine month periods ended September 30, 1997, the Company reported expense of $3.8 million and $18.8 million, respectively, related to the Company's cross-license and settlement agreement with GenPharm. No such costs were incurred in 1996. A $15 million non-recurring, non-cash charge was recognized in the first quarter 1997. The additional $3.8 million represents Abgenix' share of a milestone payment recognized in the third quarter 1997 and payable to GenPharm in November 1998.

     Interest income decreased slightly from $1.1 million and $3.4 million for the three and nine months ended September 30, 1996 to $900,000 and $3.0 million for the same periods in 1997, respectively, due to lower average cash balances available for investment. Interest expense increased from $282,000 and $874,000 for the three and nine months ended September 30, 1996 to $615,000 and $1.7 million for the three and nine months ended September 30, 1997, respectively. The increase was due to increased borrowings under lease financing and interest payable on the convertible note issued in conjunction with the March 1997 cross-license and settlement agreement with GenPharm.

     The Company's net loss increased from $3.3 million to $12.5 million for the three months ended September 30, 1996 and 1997, respectively, primarily due to the $3.8 million milestone expense, increased funding of research and development projects and increased general and administrative support. The Company's net loss increased from $7.5 million to $114.8 million for the nine months ended September 30, 1996 and 1997, respectively, primarily due to $78.9 million in non-recurring charges for the acquisition of Somatix and related costs and $18.8 million in non-recurring charges related to the cross-license and settlement agreement. In addition, losses, excluding non-recurring charges, are expected to continue and are likely to increase in future years as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and human testing of its potential products.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through September 30, 1997, the Company has received $125.8 million in net proceeds from equity financings, $83.5 million under collaborative agreements and utilized $24.3 million in property and equipment financing.

     At September 30, 1997, the Company's cash, cash equivalents and short-term investments totaled $56.8 million, compared to $85.6 million at December 31, 1996. The decrease was primarily due to the use of cash in operating activities, payment of lease line obligations, and payments of obligations incurred by Somatix or related to the merger transaction. The Company also had non-cash charges of $72.3 million for purchased in-process technology related to the Somatix acquisition and $15 million for the GenPharm convertible note related to the cross-license and settlement agreement.

     The Company expects its cash requirements to increase significantly in the future. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction and maintenance of collaborative partners; the acquisition of new products or technologies; and the cost of litigation, patent interference proceedings or other legal proceedings or their resolution.

     In March 1997, Cell Genesys announced that, together with Abgenix, Xenotech and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. Cell Genesys also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the cross-license and settlement agreement, Cell Genesys issued a note due September 30, 1998 for $15 million, convertible into shares of Cell Genesys common stock at the initial conversion price of $9.00 per share. The conversion price is potentially subject to adjustment on February 28, 1998. Of this note, $3.75 million was contributed to, then paid by Xenotech. The entire amount of the note is included in expense in the first quarter of 1997 based on an independent valuation analysis of technology acquired. In addition, Japan Tobacco also made a cash payment to GenPharm. The agreement also calls for two milestone payments of $7.5 million each based on the issuance of certain patents in the future to be made by Xenotech. In the third quarter 1997, the first milestone was met and is payable to GenPharm in November 1998.

     Under its current collaborations, the Company is responsible for funding a portion of its research and development efforts. Substantial capital will be required to carry out additional product development and to commercialize products under the current collaborations and the Company's self-funded efforts.

     On November 13, 1997, the Company signed an agreement for the private placement of $20 million convertible preferred stock. The Company, subject to certain conditions, may exercise a put option for up to an additional $10 million and investors, subject to certain conditions, may exercise a call option for up to an additional $10 million. Under the securities agreement, the Company will issue 2,000 shares of convertible preferred stock with a five year term. After the satisfaction of certain holding periods, each of the newly issued Series B preferred shares is convertible, at the option of the holder, into shares of common stock of the Company based upon a conversion price of $11.02 per share or if lower, 100% of the average of specified trading prices during the ten trading days preceding a conversion. The convertible preferred stock bears a dividend of 5%, payable in kind. The private placement is scheduled to close on November 14, 1997.

     The Company believes that its available cash, cash equivalents and short-term investments at September 30, 1997, together with payments expected to be received under the Company's collaborative arrangements with HMR, a private placement of $20 million convertible preferred stock expected to be completed November 14, 1997 and $5.3 million in property and equipment financing available for tenant improvements and capital equipment purchases will be sufficient to meet the Company's operating expenses and capital requirements at least through 1998. Thereafter, the Company will require substantial additional funds. Because of the Company's significant long-term cash requirements, the Company regularly considers financing alternatives, including the private or public sale of equity by the Company and by its subsidiary Abgenix, Inc. Any such transaction may be dilutive to existing stockholders.

RISK FACTORS

     There are significant risks associated with the Company's plans and goals, including but not limited to the success of the Company's research and development programs; the lengthy, expensive and uncertain regulatory approval process; uncertainties and costs associated with obtaining third party licenses, obtaining patent protection, protecting trade secrets, enforcing intellectual property rights important to the Company's business and avoiding infringement of others' intellectual property; competitive products; and the availability of capital to fund the Company's operations and capital requirements. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. Some or all of these factors may affect the Company's goals to file INDs, advance product candidates through the clinical trial process, commercialize products and secure financing either through corporate partnerships or additional equity offerings by the Company or its subsidiary. Even if the Company's goals are fully achieved, the Company does not anticipate commercialization of any product for several years.

     Because of the novelty of the Company's gene therapy technology, clinical trials are more difficult than for products based on more traditional technologies. In addition, a variety of factors could hinder or delay progress in clinical trials of the Company's products or require their discontinuance, including results of ongoing preclinical studies by the Company or others, technical or manufacturing difficulties, clinical trial results for the Company's or competing products, intellectual property disputes with third parties, and/or delays relating to the review process by the FDA. Although preliminary results of the Company's Phase I clinical testing of AIDS gene therapy reported to date have shown no treatment-related safety problems, there can be no assurance that this therapy will be tolerated over an extended period of time or that the clinical efficacy of this therapy will be demonstrated. In the third quarter 1997, the Company initiated a number of human clinical trials for its cancer gene therapy program, including T cell gene therapy for colon cancer and a second generation GVAX/TM/ cancer vaccine for melanoma, lung and prostate cancers. There can be no assurance that the clinical efficacy of these therapies will be demonstrated or that treatment related safety problems will not occur.

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

     There is no assurance that opportunities for in-licensing technologies or for third party collaborations will be available to the Company on acceptable terms. Securing such opportunities and retaining such collaborators, as well as a variety of other factors, such as progress in the Company's research and development programs (including clinical trials), receipt of anticipated contract revenues (some of which are dependent on milestones), competitive factors, and the costs associated with prosecuting and defending the Company's intellectual property rights, may affect the Company's ability to manage to its targeted net cash expenditures in 1997, and also may affect the adequacy of the Company's resources to fund operations and capital requirements at least through 1998. In this regard, a major portion of the Company's operating revenues are derived from a collaborative agreement with HMR signed in October 1995. Under the terms of the agreement, HMR has the ability to terminate its commitment at any time two years after its anniversary date. Also under the agreement, in the fourth quarter, the parties establish the budget for the next year. The Company has begun discussions with HMR for the 1998 budget. There is no assurance that HMR will continue the agreement or that the level of funding will not vary year to year. The Company's operating results would be adversely affected should HMR decide not to continue funding under this arrangement.

     Failure to achieve the Company's goals could have a material adverse impact on the Company's results of operations and financial condition and its ability to raise additional capital. Stockholders and potential investors should carefully consider the risks associated with the Company and should be aware that these risks may negatively impact the Company's stock price. For additional discussion of the risks applicable to the Company's business, reference is made to the Company's Form 10-K/A dated April 30, 1997.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               None.

          b)   Reports on Form 8-K

               None.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



Date: November 14, 1997      CELL GENESYS, INC.



                              /s/ KATHLEEN SEREDA GLAUB
                              -------------------------
                              Kathleen Sereda Glaub
                              Senior Vice President and Chief Financial Officer (On Behalf of the Registrant and as Registrant's Registrant's Principal Financial and
                              Principal Financial and Accounting Officer)