Form 10-K
period 1997-12-31
CELL GENESYS INC
filed 1998-03-31
CIK 865231

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                              FOR THE PERIOD FROM
                               --------------- TO
                                ---------------.

                        COMMISSION FILE NUMBER: 0-19986

                               CELL GENESYS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3061375
(STATE OR OTHER JURISDICTION OF INCORPORATION     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                OR ORGANIZATION)

               342 LAKESIDE DRIVE, FOSTER CITY, CALIFORNIA 94404
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK $.001
                                   PAR VALUE

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (650) 425-4400

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.  [ ]

     As of March 19, 1998, the approximate market value of voting stock held by nonaffiliates of the Registrant was $164,437,286. 2,725,561 shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 19, 1998, the number of outstanding shares of the Registrant's Common Stock was 28,259,301.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                          INCORPORATED BY REFERENCE
                        DOCUMENT                                         INTO PART OF THIS FORM 10-K
--------------------------------------------------------- ---------------------------------------------------------

    The information called by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the company which will be filed no later than 120 days after December 31, 1997.
================================================================================

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    3
Item 2.     Properties..................................................   16
Item 3.     Legal Proceedings...........................................   17
Item 4.     Submission of Matters to a Vote of Security Holders.........   17

                                   PART II
Item 5.     Market for Registrant's Common Equity and Related              17
              Stockholder Matters.......................................
Item 6.     Selected Consolidated Financial Data........................   18
Item 7.     Management's Discussion and Analysis of Financial Condition    19
              and Results of Operations.................................
Item 7a     Quantitative and Qualitative Disclosures about Market          28
              Risk......................................................
Item 8.     Consolidated Financial Statements and Supplementary Data....   29
Item 9.     Changes In and Disagreements with Accountants on Accounting    47
              and Financial Disclosure..................................

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   47
Item 11.    Executive Compensation......................................   47
Item 12.    Security Ownership of Certain Beneficial Owners and            47
              Management................................................
Item 13.    Certain Relationships and Related Transactions..............   47

                                   PART IV
Item 14.    Exhibits, Financial Statements Schedules and Reports on Form   47
              8-K.......................................................
SIGNATURES..............................................................   52

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Statements made in this document other than statements of historical fact, including statements about the company's and its subsidiary's clinical trials, product pipelines, corporate partnerships, licenses and intellectual property, are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, patents, proprietary technology and corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the company under "Risk Factors" below. The company does not undertake any obligation to update forward-looking statements.

     Since its inception in April 1988, Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. Cell Genesys' strategic objective is to develop and commercialize ex vivo and in vivo gene therapies to treat major, life-threatening diseases and disorders. Cell Genesys' AIDS gene therapy currently is in Phase II human clinical testing and is being developed through a worldwide collaboration with Hoechst Marion Roussel, Inc. ("Hoechst Marion Roussel"). Two types of cancer gene therapies, for which Cell Genesys currently has worldwide rights, are in Phase I/II human clinical testing for the treatment of colon cancer, lung cancer, melanoma and prostate cancer. Preclinical studies are being conducted by Cell Genesys for the treatment of other cancer indications as well as for hemophilia, cardiovascular disease and neurologic conditions. Cell Genesys' assets outside of gene therapy include its licensing program in gene activation technology and its subsidiary, Abgenix, Inc. ("Abgenix"), which is focused on the development and commercialization of antibody therapies.

     During 1997, Cell Genesys acquired Somatix Therapy Corporation ("Somatix"), establishing a leadership position in gene therapy. Product research and development programs of the two companies were highly complementary, with Cell Genesys focused on the treatment of AIDS and cancer, and Somatix focused on cancer, central nervous system diseases and other disorders. Technology research and development programs were also highly complementary, with synergies in the retroviral and adenoviral vector programs of both companies and with new adeno-associated viral and lentiviral vector programs contributed by Somatix. Integration of the two companies was completed by the end of 1997, having prioritized the most promising programs, significantly reducing overall expenses of the combined businesses. With the combined portfolio of product opportunities, technologies and intellectual property, Cell Genesys believes it has substantially increased its ability to attract new corporate collaborations, to advance product candidates through development and commercialization and also has expanded its opportunities to license additional therapeutic genes from other companies and research institutes needed to create new gene therapies.

     Cell Genesys believes that gene therapies are likely to be developed on a continuum, progressing from ex vivo (modification of cells outside the patient's body for injection as therapy) to in vivo (modification of cells within the patient's body to provide therapy). Ex vivo gene therapies currently are being evaluated by Cell Genesys in human clinical studies. Designed to impart new disease-fighting capabilities to the patient's immune system, they include two proprietary approaches to treatment: T cell gene therapy for cancer and AIDS, and GVAX(TM) therapeutic vaccines for cancer. In each case, Cell Genesys' treatment goal is to stimulate an immune response which targets and destroys diseased cells.

     In vivo gene therapies, which may lead to "gene in a bottle" products for use much like any biopharmaceutical, currently are being evaluated by Cell Genesys in preclinical studies. Targeted cells typically cannot be removed from the body for external processing and therefore are modified within the body. Preclinical studies include applications for treatment of hemophilia, Parkinson's disease and other neurological disorders. The treatment goal is to stimulate the cells to produce a protein needed to normalize key biological processes, inhibit specific disease mechanisms, or overcome various difficult-to-treat conditions.

     During 1997, Cell Genesys made extensive progress in its gene therapy programs. For the treatment of HIV infection, Phase II human clinical studies were expanded using T cell AIDS gene therapy, based on encouraging data from earlier clinical studies and widespread medical reports about the inability of current drug therapies to eradicate reservoirs of HIV, the AIDS-causing virus. For the treatment of cancer, Phase I/II human clinical studies were initiated using T cell cancer gene therapy for colon cancer and using the GVAX cancer vaccine for melanoma, lung cancer and prostate cancer. Hemophilia gene therapy entered preclinical testing and demonstrated long-term production of a blood clotting protein that is deficient in patients with hemophilia. Cardiovascular gene therapy continued to show promise in preclinical testing for the prevention or inhibition of restenosis following angioplasty. In Cell Genesys' central nervous system gene therapy program, progress was achieved in preclinical studies evaluating the potential to slow or halt the degeneration of certain brain cells in Parkinson's disease. A new treatment indication, the management of uncontrollable pain associated with fatal illness, also is being evaluated.

     Cell Genesys has maintained its financial strength through funding received from various corporate partnerships and licensing agreements, as well as through strategic management of its resources. In 1997, Cell Genesys licensed its rights related to two gene-activated proteins to Hoechst Marion Roussel. In addition, Cell Genesys' antibody business subsidiary Abgenix agreed to license three antibodies to Pfizer, Inc., ("Pfizer"), and raised $21 million in a private placement, thereby increasing its valuation to $75 million. Separately, Cell Genesys raised an additional $20 million in a private placement to support its gene therapy programs, bringing the Company's consolidated cash position to $88.8 million at December 31, 1997.

     To develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities, Cell Genesys has and intends to continue to enter selectively into strategic collaborative agreements with established pharmaceutical and biotechnology companies. Such alliances are intended to provide financial resources, research, development and manufacturing capabilities, and marketing infrastructure to aid in the commercialization of potential disease therapies. Cell Genesys also evaluates on an ongoing basis opportunities to in-license or acquire genes and technologies that complement its portfolio. There can be no assurance that Cell Genesys will be able to enter into additional collaborative relationships or obtain new genes and technologies on acceptable terms, if at all, or that if such actions occur, they will be successful. Failure to enter new corporate relationships or expand Cell Genesys' product and technological base may limit Cell Genesys' success unless alternative avenues are available.

BACKGROUND

     For many years the pharmaceutical industry has focused on developing chemical compounds as pharmaceutical drugs and disease therapies. Most often synthesized in the laboratory or derived from substances found in nature, these traditional pharmaceutical products include antibiotics, analgesics and compounds which treat inflammation, cardiovascular disease and cancer. The therapeutic value of such compounds generally depends on their ability to stimulate or inhibit physiological processes related to disease, to interfere directly with infection or cancer, or to correct various chemical imbalances. In many cases, traditional pharmaceutical products may not be able to achieve these purposes, due to a variety of reasons including unwanted side effects, delivery of insufficient amounts of drug to the disease site, or treatment of symptoms rather than the underlying cause of illness. Equally important, while traditional pharmaceutical products may halt the damage associated with disease, they generally cannot restore damaged cells or correct cellular dysfunctions.

     Although the biotechnology industry has made significant advances, protein-based therapeutic products also may not adequately treat diseases which involve the loss, damage or dysfunction of particular cells in the body. Examples include AIDS, other viral infections, certain types of cancer, cardiovascular diseases, neurologic conditions and a variety of genetic diseases and disorders. As has been the case with chemical compounds, the use of therapeutic proteins or monoclonal antibodies to treat these medical problems has not been completely successful because such products cannot replace the many complex biological functions of missing or damaged cells and because it is often impossible to deliver such products in adequate concentrations to the site of disease without unwanted side effects.

     An appropriate therapeutic strategy for effecting a correction in cell function, restoring damaged cells or replenishing lost cells may involve the transplantation of cells or cell therapy. Cell Genesys believes that an important approach to cell therapy is the genetic modification of cells, ex vivo or in vivo, to potentially provide new, enhanced or expanded functions as a form of "gene therapy."

GENE THERAPY

     At the heart of gene therapy are genes, or segments of DNA, which typically are contained in the nucleus of cells. Genes provide the chemical instructions that direct cells to produce proteins. The production process is known as gene "expression," and the resulting proteins determine the nature and function of cells and tissues in all living organisms.

     A worldwide effort has been under way for several years to discover and study genes and their functions. Findings by academic institutions, government organizations and various corporations provide the fundamental basis for understanding human health and illness. It is now well known that genes are implicated in the cause of many diseases, including not only inherited conditions involving a defective or missing gene, but also a wide range of diseases arising from inappropriate biological reactions, such as the over- or under-expression of a normal gene, as a result of environmental factors. Genes also may provide therapeutic benefits by stimulating the production of proteins that can overcome various disease processes. Already an estimated 5,000 genes have been identified as having therapeutic utility.

     The field known as gene therapy is based on the principal that naturally occurring or genetically modified genes can be introduced into target cells to bring about a therapeutic effect. Depending upon the choice of genetic material delivered, gene therapy may be used to enhance normal cell activities or enable cells to perform new roles. In addition, certain forms of gene therapy involve "gene correction," which introduces normal genes into relevant cells of patients with genetically inherited diseases, or "vaccination," which uses genetic material or modified cells to stimulate the patient's immune response. Cell Genesys' lead gene therapy efforts are focused on expanding the capabilities of specific cells to target and more effectively fight disease.

     Another key component of gene therapy is the methodology used to introduce therapeutic genes into cells. Whether ex vivo or in vivo, the insertion of genes into cells is typically accomplished using reagents known as vectors. The role of vectors is multi-fold: to deliver the gene to the target cell, to transport it across the outer membrane and inside the cell, to determine its delivery site within the cell (e.g., in the nucleus or elsewhere), and to stimulate the gene to express specific proteins. Depending upon the type of gene and its delivery site in the cell, the expressed protein may remain within the cell for intracellular effect, travel to the cell membrane to exert a cell-surface effect, or be secreted into the bloodstream to provide a systemic effect.

     Different types of vectors are needed for multiple gene therapy products, and the appropriateness of a specific vector is based on the disease indication, safety considerations, production efficiencies, disease site and other factors. Certain viruses, because of their natural ability to insert genes into cells, have proven to be particularly efficient vectors and can be genetically modified to eliminate inherent disease-causing properties. Engineered viruses contain biologic "promoters" which can be used to stimulate inserted genes to provide high levels of therapy. They also have selective capabilities for targeting the delivery of genes into specific cell types and specific regions within the cells. To date, Cell Genesys has focused its gene delivery efforts primarily on the development and use of viral vector systems, including retroviral, adenoviral, adeno-associated viral and lentiviral vectors.

PRODUCT DEVELOPMENT

     Cell Genesys' strategic objective is to develop and commercialize ex vivo and in vivo gene therapies to treat major, life-threatening diseases and disorders. Toward this end, Cell Genesys is genetically modifying selected cell types, using patient-specific or more broadly applicable treatment approaches, to impart disease-fighting capabilities that are not possible with conventional therapeutic agents.

  Clinical Programs

     GVAX(TM) Cancer Vaccine. A treatment vaccine, not a preventative, the GVAX cancer vaccine is designed to stimulate the patient's overall immune system to effectively fight cancer. The principles of both gene therapy and vaccine development apply in this program, which Cell Genesys obtained as part of its acquisition of Somatix. The GVAX cancer vaccine is composed of tumor cells which are genetically modified to secrete an immune-stimulating protein, granulocyte-macrophage colony stimulating factor (GM-CSF) and then are lethally irradiated. Administration of the resulting product is much like any other vaccine, in that the modified cells are injected into the patient. The goal, however, is unique: to stimulate an anti-tumor immune response that targets and destroys tumor cells which persist or recur following surgery and/or radiation therapy.

     Initial clinical results using a first-generation product based on the patient's own tumor cells demonstrated safety and provided evidence of a strong cellular immune response to the vaccine. Evidence of immune response included a marked infiltration of white blood cells at the vaccination site, as well as immune cell infiltration at metastatic sites distant from the site of vaccine injection. Based on this encouraging data, Cell Genesys has developed two second-generation GVAX cancer vaccines, which offer more attractive economics, and are now undergoing human clinical testing. They involve the use of an adenoviral gene delivery system that has proven to be so efficient it eliminates the need for extensive cell expansion and allows overnight cell processing at the clinical hospital. Clinical studies testing this approach are being conducted at the Dana-Farber Cancer Institute. In the Phase I/II clinical program, study participants with lung cancer or melanoma are receiving an "autologous" (patient-specific) GVAX vaccine, which utilizes the patient's own irradiated cancer cells genetically modified with GM-CSF. A second approach being tested at Johns Hopkins University employs an "allogeneic" (non-patient-specific) GVAX vaccine. This product uses irradiated tumor cells acquired from a number of patients which have been genetically modified with GM-CSF and is manufactured as a standardized gene product. In a Phase I/II study of this approach, prostate cancer patients who have rising prostate-specific antigen levels (PSAs) indicative of recurrent disease are receiving the "allogeneic" GVAX vaccine. Cell Genesys' objective with the GVAX program is to determine whether therapeutic vaccines can protect against the recurrence of cancer and favorably impact the long-term survival of patients. Data from these second generation formats is expected to be available during the next year.

     T Cell Cancer Gene Therapy. Cell Genesys' objective is to develop cancer gene therapies which represent highly targeted treatment approaches that can selectively destroy tumor cells while leaving healthy cells unharmed. This approach may prove particularly useful in treating patients whose immune systems are impaired, such as those who have undergone radiation or chemotherapy.

     For its lead T cell cancer gene therapy, Cell Genesys is "programming" immune cells to be highly specific to tumors which produce a cell-surface protein known as TAG-72. The TAG-72 protein is present on many types of cancer cells, including colon, breast, lung, ovarian and prostate cancers. To provide treatment, Cell Genesys scientists are inserting a proprietary therapeutic gene, CC49-zeta, into T cells obtained from the patient, thereby providing the genetic instructions for those immune cells to recognize and bind cancer cells that produce TAG-72.

     Preclinical studies for this T cell cancer gene therapy were conducted by Cell Genesys in collaboration with the National Cancer Institute. In vitro laboratory studies demonstrated highly specific killing of colon tumor cells by the engineered immune cells. In vivo studies provided additional findings that served as the basis for the submission of an Investigational New Drug application ("IND") and the initiation of human clinical studies in colon cancer during 1997.

     In the ongoing Phase I/II human clinical studies, Cell Genesys is evaluating T cell gene therapy against colon cancer which has spread to the liver. The clinical studies are being conducted at three sites, including the University of California, San Francisco, Stanford University and PRN Research, Inc. The treatment process involves collecting T cells from the patient's blood using standard blood bank procedures; modifying the cells and expanding their number ex vivo (outside the body) to seek out and selectively kill cancer cells expressing the TAG-72 protein; and then returning the modified, expanded cells to the patient as therapy. In these studies, the modified cells are being administered to the patient either through intravenous infusion into the bloodstream or through direct delivery to the liver (using a catheter, as is common in chemotherapy). Importantly, Cell Genesys' retroviral gene delivery system enables transfer of the therapeutic gene directly into the cell genome, where it can persist and be passed on to subsequent generations of T cells, potentially providing long-term therapy. Data from these studies is expected to be available during the next year.

     Other therapeutic genes can be inserted into T cells to target other types of cancers. Cell Genesys initiated a research collaboration in 1995 with the Ludwig Institute for Cancer Research and the Sloan-Kettering Institute for Cancer Research which has provided Cell Genesys with a portfolio of reagents for use in developing T cell gene therapies for specific types of cancer. In 1996, through new research agreements established with the National Cancer Institute, Dana-Farber Cancer Institute and Arizona Cancer Center at the University of Arizona, Cell Genesys expanded the portfolio of genes it has the right to engineer and has generated preclinical data for multiple cancer indications. Since the normal action of a T cell is to destroy anything that it binds, the reintroduction of these engineered cells into the patient's body is expected to kill cancer tissue.

     AIDS Gene Therapy. HIV is the virus which infects the human immune system and ultimately causes AIDS. A number of antiviral drugs have been approved by the U.S. Food and Drug Administration ("FDA") to inhibit replication of HIV in infected individuals and thereby slow the spread of infection throughout the immune system. However, none of these antiviral drugs, including the widely used protease inhibitors, is able to kill HIV-infected cells or eliminate persistent sites of infection responsible for producing millions of copies of the virus. Furthermore, AIDS patients undergoing long-term therapy may become drug-resistant or experience serious difficulties with multiple drug side effects. Under such circumstances, they must either switch to other drugs, until all options have been exhausted, or discontinue drug therapy. Extensive evidence now shows that the virus reappears within a short period when the patient becomes drug-resistant or when antiviral therapy is discontinued.

     Cell Genesys' AIDS gene therapy, which is designed to target and destroy HIV-infected cells that are the reservoir for the virus, offers a different but highly compatible treatment strategy designed to stimulate the patient's immune system to more effectively fight HIV infection. In a healthy immune system, killer T cells (CD8 cells) directly target and destroy disease cells, while helper T cells (CD4 cells) signal macrophages and other white blood cells to launch an attack. In patients infected with HIV, however, the CD4 cells and macrophages become diseased, and the ability of CD8 cells to control the virus is weakened.

     Cell Genesys has developed a method for arming the patient's T cells with the ability to recognize and destroy HIV-infected cells and thereby eliminate reservoirs of the virus which are not affected by antiviral drugs. Specifically, a new targeting mechanism -- a genetically engineered CD4-zeta gene -- is introduced into T cells collected from the patient's blood via apheresis, a standard blood bank procedure. This genetically engineered receptor, which is not patient-specific and therefore can potentially function in multiple patients, targets a cell-surface protein produced by HIV-infected cells. After the patient's T cells are genetically modified to incorporate this receptor, they are expanded to greater than 30 billion cells. Sufficient for multiple doses of therapy, the modified and expanded cells are then infused into the patient periodically in an outpatient clinical setting, potentially enabling a strong HIV-specific immune system response.

     Cell Genesys' patient-specific treatment intended for commercialization is being tested in a series of Phase II clinical studies currently under way that have been designed to evaluate various treatment protocols, including combination therapy with antiviral drugs. Current trials involve genetically engineering the patient's own T cells, killer T cells and helper T cells, to recognize and destroy HIV-infected cells. These studies are being conducted at six clinical sites including the University of California, San Francisco at San Francisco General Hospital, University of Colorado Health Sciences Center, Massachusetts General Hospital, University of California, Los Angeles, the AIDS Community Research Consortium and ViRx, Inc. Currently, Cell Genesys' AIDS gene therapy is being tested in patients who have persistent HIV levels detectable in the blood despite continued antiviral drug therapy. An additional Phase II study, expected to be initiated in early 1998, will evaluate the gene therapy in combination with antiviral drugs in approximately 40 patients without detectable virus in the blood. The primary endpoint for this latter study will be various measurements of HIV-infected cells, which are now known to persist in patients for years even when HIV in the blood is undetectable following drug therapy. Taken together, these multiple Phase II studies are expected to provide the basis for assessing the potential value of the Company's AIDS gene therapy during the next year.

     Cell Genesys' AIDS gene therapy is a novel therapy which must undergo rigorous human testing regulated by the FDA. There is no assurance that the therapy will be proven safe or efficacious, or if approved, that the therapy can be successfully commercialized. Ten-week data reported in early February 1998 show that both types of engineered T cells persist in patients. Persistence of the modified CD4 cells is particularly significant, since CD4 cells are typically destroyed by the virus, and this finding suggests potential resistance to HIV infection. Although preliminary results reported to date from Cell Genesys' Phase I/II clinical testing for AIDS gene therapy are encouraging and there have been no treatment-related side effects to date, there can be no assurance that this therapy will be tolerated over an extended period of time or that the clinical efficacy of this therapy will be demonstrated. Any conclusion as to whether the Company's gene therapy can potentially play a role in the treatment of AIDS will be based on the results of ongoing Phase II clinical trials as well as future Phase II/III studies. Additional laboratory research reported in 1997 further demonstrated that the "programmed" cells are able to recognize and destroy HIV-infected cells quickly enough to prevent viral replication. The data demonstrate efficient killing of both types of diseased cells -- HIV-infected T cells and HIV-infected macrophages -- which antiviral drugs are unable to eradicate. Early findings also indicated that T cell AIDS gene therapy has the potential to reconstitute the patient's immune system, with respect to the fundamental deficit caused by the disease.

  Preclinical Programs

     Over the long term, Cell Genesys expects gene therapy to progress from ex vivo to in vivo therapy involving standardized gene products that can be used much like any other biopharmaceutical. The purpose of in vivo gene therapy is to introduce genes into appropriate cells within the patient's body, in order to restore normal biological functions, stimulate the production of key therapeutic proteins or inhibit/inactivate disease processes. The newly introduced genes may be naturally occurring or genetically engineered with new capabilities, and their role is to serve as chemical blueprints guiding the recipient cells to perform designated biological activities. Cell Genesys' preclinical programs are focused primarily on in vivo gene therapies.

     Hemophilia Gene Therapy. In 1997, Cell Genesys scientists and a team of academic collaborators at the University of Washington successfully delivered the Factor IX gene into liver cells. Factor IX plays a vital role in blood clotting and is deficient in patients with hemophilia B, an inherited genetic disorder. Following just one injection, the genetically modified cells generated therapeutic levels of the Factor IX protein for at least nine months (the last recorded study point). No toxicities were observed.

     This scientific accomplishment is important for two reasons: 1) Liver cells are the primary site for production of blood clotting proteins. With gene therapy, a hemophiliac's liver cells may be modified to provide this missing capability, potentially eliminating patient needs for costly, frequent and risky blood transfusions. Encouraged by the success with Factor IX, Cell Genesys is now evaluating delivery of the Factor VIII gene missing in patients with hemophilia A, the most common form of hemophilia. 2) The study was performed with normal laboratory mice and employed Cell Genesys' adeno-associated viral
(AAV) vector for gene delivery. AAV vectors integrate into the genome of nondividing cells, including not only liver but also muscle, cardiovascular and central nervous system cells. Effective in vivo use of Cell Genesys' AAV technology thus enables the long-term production of therapeutic proteins and opens up opportunities to treat a multitude of genetic, cardiovascular and neurodegenerative diseases and disorders.

     Cardiovascular Gene Therapy. The accessibility of cardiovascular conditions through the bloodstream has led Cell Genesys to explore cardiovascular opportunities for gene therapy through research collaborations with Duke University and the Arizona Heart Center. Cell Genesys' lead program in cardiovascular gene therapy is focused on peripheral vascular disease, a severe condition that causes blood vessel blockages in the arms, legs and other extremities. The first line of defense in treating peripheral vascular disease is a surgical procedure known as angioplasty, which opens blood vessel blockages and restores blood flow. However, when the underlying cause of disease is advanced atherosclerosis or diabetes, restenosis (the reclosure of arteries) occurs within six months of treatment in as many as 40% of patients. The primary problem leading to restenosis is an undesirable tissue repair response. Following angioplasty, arterial cells rapidly migrate to and proliferate at treatment sites, remodeling vascular walls and therefore constricting blood flow.

     Cell Genesys believes that gene therapy represents a potential treatment solution for use immediately following angioplasty. In preclinical studies, several molecules which are expressed by genes have been shown to inhibit or slow the proliferation of vascular cells associated with restenosis. Treatment strategies are readily available to achieve the site-specific delivery of key genes into the cells lining angioplasty sites. Furthermore, Cell Genesys' adenoviral gene delivery system, which does not integrate genes into the cell nucleus, has been shown to allow short-term genetic modifications that would provide high-level therapy during the critical early hours following angioplasty. Cell Genesys is conducting ongoing preclinical studies of this gene therapy application.

     Central Nervous System Gene Therapy. Biological conditions affecting the blood-brain interface present significant difficulties for drug therapies. As a result, there is a lack of adequate pharmaceutical agents to treat major neurodegenerative diseases. Gene therapy, however, may provide potential solutions. Cell Genesys has validated a system for delivering genes to brain cells and expects to achieve similar results delivering genes to cells into other parts of the central nervous system. Two treatment opportunities are of particular interest to Cell Genesys: slowing or halting the degeneration of certain brain cells in Parkinson's disease, and managing the uncontrollable pain that accompanies many fatal illnesses.

     In Parkinson's disease, a neurodegenerative condition affecting movement and speech, Cell Genesys scientists have successfully used a proprietary AAV vector system to deliver the gene for glial cell line-derived neurotrophic factor (GDNF) to a specific region of the brain affected by this disease. Successful site-specific delivery of modified cells producing the GDNF protein lasted for at least ten weeks; the duration of the study has been demonstrated in preclinical studies. Importantly, this procedure prevented the degeneration of nerve cells responsible for producing the neurotransmitter, dopamine, which is vital to normal motor functions and disappears with the progression of Parkinson's disease. Cell Genesys is actively seeking corporate partners to develop this product opportunity and to also explore other central nervous system conditions, such as chronic pain.

PROPRIETARY TECHNOLOGIES

     Vectors. Cell Genesys has developed a "toolbox" of retroviral, adenoviral, adeno-associated viral and lentiviral vectors, which have been engineered to provide efficient, long-term gene expression. In human clinical studies of its T cell AIDS gene therapy, Cell Genesys is using a retroviral vector system to insert genes ex vivo into certain types of immune white blood cells known as killer T cells and helper T cells. The T cells are genetically modified so that they can recognize and destroy HIV-infected cells responsible for producing millions of copies of the virus. A similar approach is being used in Cell Genesys' T cell cancer gene therapy, which is undergoing human clinical studies to treat colon cancer and is in preclinical studies for other cancer indications.

     Adenoviral vectors are used ex vivo in human clinical studies of the patient-specific GVAX cancer vaccine, to genetically modify irradiated tumor cells with the objective of stimulating an anti-tumor immune response against lung cancer and melanoma.

     Adeno-associated viral (AAV) vectors are the subject of Cell Genesys' preclinical programs focused on in vivo gene therapy. AAV vectors integrate into the genome of nondividing cells, including liver, muscle, cardiovascular and central nervous system cells. As demonstrated by Cell Genesys research for the treatment of hemophilia, effective in vivo use of this AAV technology enables the long-term production of therapeutic proteins and opens up opportunities to treat various genetic, cardiovascular and neurodegenerative diseases and disorders.

     In earlier-stage research, Cell Genesys is working with proprietary second-generation lentiviral vectors, which potentially increase Cell Genesys' ability to deliver gene therapy to nondividing cells in vivo. As reported in 1997, Cell Genesys scientists have successfully eliminated key viral genes responsible for replication and pathogenesis, without decreasing the ability of the lentivirus to deliver therapeutic genes efficiently. In preclinical research conducted in collaboration with scientists at The Salk Institute, these new vectors demonstrated gene expression in liver and muscle cells for at least six months (the period of study) following a single injection. Potential uses include in vivo gene delivery to nerve, liver, muscle and bone marrow stem cells.

     Cell Genesys believes that its extensive vector and intellectual property portfolios position it as an attractive partner for academic institutions and genomics companies as well as for biotechnology and pharmaceutical companies which have genes they want to use therapeutically or "diagnostically" to understand genetic function. This technology also could enhance Cell Genesys' ability to access genes for its own product development through potential genomics and other collaborations.

     Genes. Gene therapy is based on the function of genes which normally exist in cells. For therapeutic indications, Cell Genesys is focused on the use of proprietary genes that may be either identified in nature or engineered for medical purposes. These genes are then combined with vectors for delivery into the patient's cells, where they can potentially perform specific therapeutic functions.

     Depending upon the choice of genetic material delivered, Cell Genesys' gene therapy may be used to enhance normal cell activities or enable cells to perform new roles. In addition, certain forms of gene therapy involve "gene correction," which introduces normal genes into patients with inherited genetic diseases; "gene modification," which stimulates or inhibits normal cell functions; or "vaccination," which uses genetic material or modified cells to stimulate the patient's immune response.

     Cell Genesys' lead efforts in cancer and HIV are focused on expanding the capabilities of the patient's immune system cells to target and more effectively fight disease. This is accomplished by constructing proprietary genes. When these genes are inserted into target cells, they express a disease-specific protein which serves as a receptor enabling the cells to recognize and destroy disease cells. For T cell AIDS gene therapy, Cell Genesys has constructed proprietary genes which are used to genetically modify T cells to target and destroy HIV-infected cells. For T cell cancer gene therapy, Cell Genesys has genetically modified T cells to target and destroy cancer cells. For the GVAX cancer vaccine, Cell Genesys has genetically modified irradiated tumor cells to stimulate an anti-tumor immune response against the patient's cancer.

     Cell Genesys expects to enter collaborations with genomics companies, other biotechnology and pharmaceutical companies and academic institutions to license additional genes for product development. In particular, Cell Genesys expects to focus its gene licensing efforts in the areas of cancer, cardiovascular disease and neurologic conditions.

GOVERNMENT REGULATIONS

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

     Cell Genesys' manufacturing facility for production of clinical quantities of its products was licensed in 1994 by the California Department of Health Services. The California Department of Health Services may inspect the facility annually. Manufacture of clinical quantities of Cell Genesys' products does not require an FDA license, although the FDA may at any time inspect the facility. The continued operation of this facility requires compliance with FDA standards for this type of manufacturing. A separate license from the FDA is required for commercial manufacturing of any products. During 1995, Cell Genesys completed construction of its clinical scale cell processing facility. This facility is being used to process cells for Cell Genesys' Phase II clinical testing of its T cell gene therapy for AIDS as well as for the Company's clinical trials testing T cell gene therapy in colon cancer. In addition the Company manufactures on site the vectors utilized in its clinical trials. Cell Genesys will consider contract manufacturing for commercial scale requirements in the future to the extent possible, or expansion of its own facilities if necessary.

OTHER CELL GENESYS ASSETS

     Abgenix Subsidiary. While Cell Genesys is focused on the commercialization of gene therapies, Cell Genesys' Abgenix subsidiary is focused on the commercialization of antibody therapies. Cell Genesys formed Abgenix as a separate business subsidiary in June 1996, contributing $14 million in cash, research, development and manufacturing technology as well as patents and other intellectual property specific to the antibody therapy programs. Approximately 40 Cell Genesys employees were transferred to Abgenix in 1996, including employees of Cell Genesys' former Xenotech Division and other Cell Genesys employees who were primarily involved with the antibody program. R. Scott Greer, who served for over five years at Cell Genesys, was named chief executive officer of Abgenix.

     The formation of Abgenix was accompanied by a new agreement with Cell Genesys' development partner, Japan Tobacco Inc. ("Japan Tobacco") expanding commercialization rights. Under the terms of various agreements, Abgenix and Japan Tobacco are each selecting and developing product candidates based on the transgenic technology developed through a joint venture with JT Immunotech USA Inc., ("J Immunotech"), a medical subsidiary of Japan Tobacco. For products pursued separately by Abgenix, Abgenix has the opportunity to obtain worldwide rights, opening up prospects for additional corporate alliances and licensing agreements. Abgenix also has options to the rights in North America on a select number of Japan Tobacco's products. Rights to jointly targeted products will be licensed to Abgenix in North America, to Japan Tobacco in Japan, Taiwan and Korea, and co-exclusively to both Abgenix and Japan Tobacco elsewhere in the world.

     Abgenix currently has five monoclonal antibody therapeutics under development. Abgenix' lead product candidate, ABX-CBL, is a proprietary antibody currently in late stage clinical trials. The proprietary antigen to which ABX-CBL binds is selectively expressed on activated immune cells including T cells, B cells and natural killer cells. This gives ABX-CBL the ability to destroy just the active subsets of immune cells without affecting all immune cells. This may enable ABX-CBL to reverse an unwanted immune system response. ABX-CBL has been tested in various acute transplant related conditions including graft versus host disease (GVHD) and kidney and corneal transplant rejection in 90 patients to date. Abgenix initiated a multi-center confirmatory Phase II clinical trial in GVHD in January 1998 and plans to complete this study by the end of 1998. A second antibody, ABX-IL8, is a fully human monoclonal antibody that blocks interleukin-8 (IL-8), an important inflammatory cytokine. Excess IL-8 has been implicated in a number of inflammatory diseases, including psoriasis. Abgenix has filed an IND and expects to initiate human clinical trials in 1998 for ABX-IL8. Abgenix is also developing ABX-EGF, a fully human monoclonal antibody for the treatment of multiple types of cancer which is currently in preclinical development. ABX-LSN is a fully human monoclonal antibody which targets inflammatory disorders and is in preclinical development. Finally, ABX-RB2 is another fully human monoclonal antibody which may be useful in organ transplant rejection and autoimmune disease and is in preclinical development.

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

     In February 1997, Cell Genesys executed a license agreement with Hoechst Marion Roussel for erythropoietin and a second, undisclosed protein. The agreement provides for up to $26 million in milestone payments and fees, in addition to any royalties on future sales of these two potential gene-activated protein products. Cell Genesys has earned $5.1 million through December 31, 1997 under this license.

     In February 1994, Cell Genesys signed a licensing agreement with Theriak A.G., a subsidiary of Akzo Nobel N.V. ("Akzo Nobel"), to develop and market Cell Genesys' therapeutic protein product, gene-activated follicle stimulating hormone ("FSH") for the treatment of infertility. Akzo Nobel was granted worldwide rights to develop and market gene-activated FSH in exchange for licensing fees, royalties and other payments to Cell Genesys. During 1995, Akzo Nobel settled a patent dispute with another party related to recombinant FSH and is now marketing this form of FSH subject to regulatory approval. Cell Genesys has received $8.1 million in payments under the agreement and a 1996 amendment.

CORPORATE RELATIONSHIPS

     Hoechst Marion Roussel. In 1995, Cell Genesys signed a worldwide agreement with Hoechst Marion Roussel for the development and commercialization of Cell Genesys' AIDS gene therapy program. The agreement could provide more than $160 million in funding for this program, including $50 million in committed funding and $100 million in progress-dependent funding for research and development costs, plus a $10 million warrant for future equity. The committed funding included a $20 million equity investment in Cell Genesys Common Stock, representing approximately 7 percent of the outstanding Cell Genesys Common Stock as of December 31, 1997. Under the agreement, Cell Genesys is leading product development in North America and providing worldwide manufacturing services. Hoechst Marion Roussel has worldwide marketing rights to AIDS gene therapy. In North America, Cell Genesys will participate in profit sharing and has retained a copromotion option. Elsewhere in the world, Cell Genesys will receive royalties. Cell Genesys has retained worldwide rights for any cancer gene therapy. In addition to AIDS gene therapy, Hoechst Marion Roussel also has preferential rights for up to two additional T cell gene therapy product candidates that, if exercised, would result in additional payments to Cell Genesys. The collaboration also provides for consolidation of intellectual property related to Cell Genesys' gene therapy technology through a cross-licensing agreement among Cell Genesys, Hoechst Marion Roussel and its licensor in this field, Massachusetts General Hospital. Through December 1997, Cell Genesys has received approximately $63 million under its agreement with Hoechst Marion Roussel. There can be no assurance that Cell Genesys will receive any further progress-dependent funding from Hoechst Marion Roussel pursuant to this arrangement, or that Hoechst Marion Roussel will exercise its warrant to purchase additional shares of Cell Genesys' common stock.

     In February 1997, Cell Genesys also signed a license agreement with Hoechst Marion Roussel for use of its gene activation technology in the production of erythropoietin and a second undisclosed protein. The agreement provides for up to $26 million in milestone payments and fees, in addition to royalties on any future sales of these two potential gene-activated protein products. Through December 31, 1997, Cell Genesys has received $5.1 million under the license.

     Japan Tobacco. Cell Genesys' relationship with Japan Tobacco was established in July 1991, when Cell Genesys formed an equally owned worldwide joint venture with JT Immunotech. Through the former Xenotech Division of Cell Genesys this venture has focused on developing strains of transgenic mice capable of producing fully human monoclonal antibodies and conducting preclinical studies with initial antibodies. Through 1997, Cell Genesys has received $41.2 million in funding through the joint venture including an equity investment representing approximately 3.3% of the outstanding shares of Cell Genesys common stock as of December 31, 1997. Committed funding from Japan Tobacco decreased in 1997 due to the completion of the majority of research activities.

GENE THERAPY PATENTS AND TRADE SECRETS

     The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. While Cell Genesys is currently prosecuting its patent applications, it cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Because patent applications in the United States are confidential until patents are issued and publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Cell Genesys cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

     The commercial success of the Company will also depend in part on not infringing the patents or proprietary rights of others and not breaching licenses granted to the Company. The Company may be required to obtain licenses to third party technology or genes necessary to conduct its business. Any failure by the Company to license at reasonable cost any technology or genes required to commercialize its technologies or products may have a material adverse effect on the Company's business, results of operations, financial condition or cash flow.

     Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. To determine the priority of inventions, interference proceedings are frequently declared by the U.S. Patent Office that could result in substantial costs to the Company and may result in an adverse decision as to the priority of the Company's inventions. Cell Genesys is currently involved in three separate interference proceedings with regard to: (i) gene activation technology, (ii) ex vivo gene therapy, and
(iii) chimeric receptor technology. While the Company believes its position in each interference proceeding is strong, the outcome of each proceeding cannot be predicted, and an adverse result could have a material adverse effect on the Company's intellectual property position and its business. The Company may be involved in other interference proceedings in the future. The Company believes there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

     Cell Genesys requires its employees and consultants to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. These agreements provide that all confidential information developed by or made known to an individual during the course of the employment or consulting relationship generally must be kept confidential. In the case of employees, the agreements provide that all inventions conceived by the individual, while employed by the Company, relating to the Company's business are the Company's exclusive property. These agreements may not provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

HUMAN RESOURCES

     As of December 31, 1997, Cell Genesys employed 151 persons of whom 24 hold Ph.D. degrees and 8 hold M.D. degrees. Approximately 108 employees are engaged in research and development, and 37 support business development, intellectual property, finance and other administrative functions. Cell Genesys' senior management and directors have had prior product development experience in the biotechnology and pharmaceutical industries. Separately, 56 persons are employed by Cell Genesys' Abgenix subsidiary.

     Cell Genesys' success will depend in large part upon its ability to attract and retain employees. Cell Genesys faces competition in this regard from other companies, research and academic institutions, government entities and other organizations. Cell Genesys believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS

     The executive officers of Cell Genesys and their ages as of December 31, 1997 are as follows:

               NAME                 AGE               POSITION WITH CELL GENESYS
               ----                 ---               --------------------------
Stephen A. Sherwin, M.D...........  49    Chairman of the Board, President and Chief
                                          Executive Officer
Kathleen Sereda Glaub.............  44    Senior Vice President and Chief Financial Officer
Dale H. Ando M.D..................  44    Vice President -- Clinical Research
Bridget P. Binko..................  46    Vice President -- Regulatory Affairs
David F. Broad, Ph.D..............  44    Vice President -- Process Development
Mitchell H. Finer, Ph.D...........  39    Vice President -- Research
Bruce A. Hironaka.................  43    Vice President -- Corporate Development
Christine McKinley................  44    Vice President -- Human Resources

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

     Mr. Ando was appointed to the position of vice president, clinical research in July 1997. Dr. Ando brings over nine years of clinical development and research experience to Cell Genesys, including three years at Cetus Corporation and six years at Chiron Corporation. Most recently he has served as director of clinical gene therapy for Chiron Technologies at Chiron. His experience includes clinical development of biological therapeutics and gene therapy in both cancer and HIV. Dr. Ando began his career as a faculty member at UCLA medical school in the division of rheumatology. He received his M.D. and Internal Medicine training at the University of Michigan and a B.S. in Chemistry from Stanford University.

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

     Dr. Broad joined Cell Genesys in 1993 and is currently vice president of process development. His depth of experience in biological product development includes more than six years at Celltech Limited, where he specialized in cell-based manufacturing systems for therapeutic proteins and antibodies. Dr. Broad also served as a senior development scientist at Beecham Pharmaceuticals. He received his B.S. and Ph.D. in microbiology from the University of London and served as a postdoctoral research fellow in the Microbiology Section of the School of Pharmacy, University of London.

     Dr. Finer, vice president, research of Cell Genesys, joined Cell Genesys in 1990, serving in a variety of scientific positions. He has provided scientific leadership to both the ex vivo and in vivo gene therapy programs at Cell Genesys. Prior to joining Cell Genesys, Dr. Finer was an American Cancer Society postdoctoral fellow at the Whitehead Institute for Biomedical Research. He received his B.A. in biochemistry, microbiology and immunology from the University of California, Berkeley and his Ph.D. in biochemistry and molecular biology from Harvard University. He served as a postdoctoral fellow at the Whitehead Institute of the Massachusetts Institute of Technology.

     Mr. Hironaka, vice president, corporate development, joined Cell Genesys in 1994. From 1992 to 1994, Mr. Hironaka was with Aviron, a biotechnology company focusing on viral vaccines, most recently as vice president responsible for business development, finance, human resource and operations. Previously, he was a consultant with McKinsey & Company, a leading international management consulting firm. Mr. Hironaka graduated Phi Beta Kappa with an A.B. in economics from the University of California, Berkeley and holds an M.B.A. and J.D. from Stanford University.

     Ms. McKinley, vice president, human resources joined Cell Genesys in l994. From 1986 to 1994, she was responsible for human resources at Nellcor Puritan Bennett, Inc. Previously, Ms. McKinley also worked at Genentech, Inc. for seven years in various human resource positions. She received a B.A. in psychology from the University of California, Santa Barbara.

SCIENTIFIC ADVISORY BOARD

     Cell Genesys has created a prominent scientific advisory board that includes several leaders in the gene therapy field. The board consists of the following individuals:

               NAME                               SCIENTIFIC POSITION
               ----                               -------------------
Fred H. Gage, Ph.D................  Professor of Neuroscience at The Salk Institute
                                    for Biological Studies
Ronald N. Germain, M.D., Ph.D.....  Deputy Chief of Laboratory of Immunology
                                    Chief, Lymphocyte Biology Section
                                    National Institutes of Health
                                    National Institute of Allergy and Infectious
                                    Diseases
Jerome E. Groopman, M.D...........  Chief, Division of Experimental Medicine
                                    Beth Israel Deaconess Medical Center
                                    Harvard Institutes of Medicine
Jordan U. Gutterman, M.D..........  Chairman, Clinical Immunology and Biological
                                    Therapy
                                    M. D. Anderson Cancer Center
Philip A. Hieter, Ph.D............  Professor of Medical Genetics
                                    University of British Columbia
                                    Center for Molecular Medicine & Therapeutics
Raju S. Kucherlapati, Ph.D........  Kramer Professor
                                    Chairman of the Department of Molecular Genetics
                                    Albert Einstein College of Medicine
Richard C. Mulligan, Ph.D.........  Investigator, Howard Hughes Medical Institute
                                    Children's Hospital
                                    Mallinckrodt Professor of Genetics
                                    Harvard Medical School
John T. Potts, Jr., M.D...........  Director of Research
                                    Massachusetts General Hospital
                                    Physician-in-Chief Emeritus
                                    Jackson Distinguished Professor of Clinical
                                    Medicine
                                    Harvard Medical School
Thomas E. Shenk, Ph.D.............  Elkins Professor
                                    Chairman of the Department of Molecular Biology
                                    Investigator, Howard Hughes Medical Institute
                                    Professor, Princeton University
Inder M. Verma, Ph.D..............  Professor of Molecular Biology and Virology
                                    The Salk Institute
Arthur Weiss, M.D., Ph.D..........  Chief, Rheumatology Division
                                    Ephraim P. Engleman
                                    Distinguished Professor of Rheumatology
                                    Investigator, Howard Hughes Medical Institute
                                    University of California, San Francisco

ITEM 2. PROPERTIES

     Cell Genesys occupies administrative offices and research laboratories covering approximately 95,000 square feet of space in a research and development office park located in Foster City, California. Cell Genesys' lease of these facilities expires in 2002, with an option to renew the lease for an additional four-year term. Cell Genesys' laboratories are equipped for biochemical and tissue culture research and development. Additionally, Cell Genesys has constructed a facility licensed for Good Manufacturing Practices manufacturing of clinical quantities of Cell Genesys' products.

     Cell Genesys' Abgenix subsidiary occupies administrative offices and research laboratories covering approximately 52,000 square feet of space in a research and development office park located in Fremont, California. Abgenix' lease of these facilities expires in 2006, with an option to renew the lease for three additional three-year terms.

     In addition, Cell Genesys leases certain other facilities, including facilities assumed as part of its purchase of Somatix. These facilities are not currently occupied by Cell Genesys, but are sublet to other companies under sub-leasing arrangements.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Cell Genesys Common Stock is traded in the over-the-counter market and is quoted on The Nasdaq National Market under the symbol "CEGE." The following table sets forth, for the periods indicated, the high and low bid prices per share of Cell Genesys Common Stock as reported by The Nasdaq National Market. Cell Genesys did not pay any cash dividends with respect to the Cell Genesys Common Stock during any of the periods indicated below.

                                                               HIGH      LOW
                                                              ------    -----
Calendar Year 1996
  First Quarter.............................................  $12.00    $7.38
  Second Quarter............................................  $10.25    $7.25
  Third Quarter.............................................  $ 8.38    $6.00
  Fourth Quarter............................................  $ 9.25    $6.25

Calendar Year 1997
  First Quarter.............................................  $ 9.44    $6.13
  Second Quarter............................................  $ 6.25    $4.50
  Third Quarter.............................................  $ 7.88    $4.94
  Fourth Quarter............................................  $11.50    $7.19

Calendar Year 1998
  First Quarter (through March 19, 1998)....................  $ 8.63    $6.25

     As of March 19, 1998, there were approximately 12,313 holders of record of the Company's Common Stock. On March 19, 1998 the last reported sales price on the Nasdaq National Market for the Common Stock was $6.44. The market for the Company's Common Stock is highly volatile.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                               1997        1996       1995       1994       1993
                                             ---------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue under collaborative agreements-
  principally from related parties.........  $  23,806   $ 22,505   $ 13,822   $  9,416   $  6,916
Operating expenses:
  Research and development.................     36,830     27,587     25,879     21,540     13,963
  General and administrative...............     10,659      7,469      5,670      5,316      3,073
  Charge for purchased in-process
     technology............................     72,270         --         --         --         --
  Restructuring charge related to
     acquisition...........................      6,576         --         --         --         --
  Charge for cross-license and settlement
     (includes $11,250 equity in losses of
     Xenotech joint venture associated with
     cross-license and settlement).........     22,500         --         --         --         --
                                             ---------   --------   --------   --------   --------
          Total operating expenses.........    148,835     35,056     31,549     26,856     17,036
                                             ---------   --------   --------   --------   --------
Operating loss.............................   (125,029)   (12,551)   (17,727)   (17,440)   (10,120)
  Interest income, net.....................      1,500      3,277      2,739      2,896      1,504
                                             =========   ========   ========   ========   ========
Net loss...................................  $(123,529)  $ (9,274)  $(14,988)  $(14,544)  $ (8,616)
                                             =========   ========   ========   ========   ========
Net loss per share.........................  $   (5.33)  $  (0.57)  $  (1.07)  $  (1.07)  $  (0.80)
                                             =========   ========   ========   ========   ========
Shares used in computing basic net loss per
  share....................................     23,172     16,373     14,025     13,630     10,830
                                             =========   ========   ========   ========   ========

                                                                 DECEMBER 31,
                                             -----------------------------------------------------
                                               1997        1996       1995       1994       1993
                                             ---------   --------   --------   --------   --------
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..............................  $  88,816   $ 85,584   $ 81,929   $ 70,772   $ 85,700
Working capital............................     51,804     64,137     76,098     67,923     82,956
          Total assets.....................    106,887     99,809     94,120     82,162     91,599
Note payable and other current
  obligation...............................     18,750         --         --         --         --
Long-term obligations......................     11,082      6,133      7,720      5,126      1,648
Redeemable convertible preferred stock.....     19,817         --         --         --         --
Accumulated deficit........................   (179,563)   (56,270)   (46,459)   (32,405)   (17,346)
Stockholders' equity.......................     18,641     71,064     79,393     72,329     86,385

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements made in this Item other than statements of historical fact, including statements about the Company's and its subsidiary's clinical trials, product pipelines, corporate partnerships, licenses and intellectual property, are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, patents, proprietary technology and corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward-looking statements.

OUTLOOK

     Since its inception in April 1988, Cell Genesys has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. Cell Genesys' strategic objective is to develop and commercialize ex vivo and in vivo gene therapies to treat major, life-threatening diseases and disorders. Cell Genesys' AIDS gene therapy currently is in Phase II human clinical testing and is being developed through a worldwide collaboration with Hoechst Marion Roussel. Two types of cancer gene therapies, for which Cell Genesys currently has worldwide rights, are in Phase I/II human clinical testing for the treatment of colon cancer, lung cancer, melanoma and prostate cancer. Preclinical studies are being conducted by Cell Genesys for the treatment of other cancer indications as well as for hemophilia, cardiovascular disease and neurologic conditions. Cell Genesys' assets outside of gene therapy include its licensing program in gene activation technology and its Abgenix subsidiary, which is focused on the development and commercialization of antibody therapies.

     During 1997, Cell Genesys acquired Somatix Therapy Corporation ("Somatix"), establishing a leadership position in gene therapy. Product research and development programs of the two companies were highly complementary, with Cell Genesys focused on the treatment of AIDS and cancer, and Somatix focused on cancer, central nervous system diseases and other disorders. Technology research and development programs also were highly complementary, with synergies in the retroviral and adenoviral vector programs of both companies and with new adeno-associated viral and lentiviral vector programs contributed by Somatix. Integration of the two companies was completed by the end of 1997, having prioritized the most promising programs, significantly reducing overall expenses of the combined businesses. With the combined portfolio of product opportunities, technologies and intellectual property, Cell Genesys believes it has substantially increased its ability to attract new corporate collaborations to advance product candidates through development and commercialization and also has expanded its opportunities to license additional therapeutic genes from other companies and research institutes needed to create new gene therapies.

     During 1997, Cell Genesys made extensive progress in its gene therapy programs. For the treatment of HIV infection, Phase II human clinical studies were expanded using T cell AIDS gene therapy, based on encouraging data from earlier clinical studies and widespread medical reports about the inability of current drug therapies to eradicate reservoirs of HIV, the AIDS-causing virus. For the treatment of cancer, Phase I/II human clinical studies were initiated using T cell cancer gene therapy for colon cancer and using the GVAX(TM) cancer vaccine for melanoma, lung cancer and prostate cancer. Hemophilia gene therapy entered preclinical testing and demonstrated long-term production of a blood clotting protein that is deficient in patients with hemophilia. Cardiovascular gene therapy continued to show promise in preclinical testing for the prevention or inhibition of restenosis following angioplasty. In Cell Genesys' central nervous system gene therapy program, progress was achieved in preclinical studies evaluating the potential to slow or halt the degeneration of certain brain cells in Parkinson's disease. A new treatment indication, the management of uncontrollable pain associated with fatal illness, is also being evaluated.

     In the human monoclonal antibody program (being pursued through the Company's subsidiary, Abgenix), the Company has developed transgenic technology to create strains of mice capable of producing human monoclonal antibodies. These transgenic mice contain the majority of human antibody genes and could produce multiple product candidates. The Company believes that fully human antibodies should avoid the allergic reactions seen with antibodies containing mouse proteins, which should make them better suited to long-term therapy and could provide a marketing advantage. Abgenix is focused on the development and commercialization of monoclonal antibodies to treat a wide range of serious diseases, including transplantation-associated conditions, inflammation, autoimmune disorders and cancer. Abgenix currently has five antibody products in development. Abgenix' lead product candidate, ABX-CBL, is in confirmatory Phase II trials for treating steroid-resistant graft versus host disease (GVHD), a frequent, fatal and currently untreatable complication of allogeneic bone marrow transplants. ABX-CBL has been tested in various acute transplant related conditions including GVHD, kidney and corneal transplant rejection in 90 patients to date. An IND has been filed for a second antibody product, ABX-IL8, and is expected to begin clinical trials in 1998 for the treatment of moderate to severe psoriasis.

     The Company's consolidated net cash expenditures for 1998 in its current operations are not expected to exceed approximately $25 million and the Company intends to manage toward this net cash expenditure target. The Company may from time to time evaluate opportunities to acquire or in-license other potential products and technologies. Expenses associated with in-licensing such products may constitute unbudgeted expenses.

RESULTS OF OPERATIONS

     Revenue increased to $23.8 million in 1997 from $22.5 million and $13.8 million in 1996 and 1995, respectively. The increase in 1996 primarily reflects revenues from the collaboration with Hoechst Marion Roussel, Inc. which was entered into in 1995 for Cell Genesys' AIDS gene therapy program, including a milestone payment of $2.0 million earned during 1996. Revenue under this agreement decreased slightly in 1997. Hoechst Marion Roussel continues to fund this clinical development program in 1998. In February 1997, Cell Genesys entered into an agreement to license the Company's gene activation technology to Hoechst Marion Roussel for erythropoietin (EPO) and a second undisclosed protein. The agreement provides for milestone payments and annual maintenance fees, in addition to royalties on future sales of these two potential gene-activated protein products. The Company recognized revenue of $5.1 million in 1997 pursuant to the agreement. Other revenues resulted from the Company's joint venture ("Xenotech") with JT Immunotech in its human monoclonal antibody program (see Note 3 to Financial Statements). Revenue earned under this agreement decreased in 1997 and will continue to decrease in 1998 due to the completion of the majority of research activities. Also, the Company received final payments of $2.5 million in each of 1997 and 1996 under its agreements with Akzo Nobel N.V. for the license of a gene activated follicle-stimulating hormone.

     Research and development expenses have increased to $36.8 million during 1997 from $27.6 million and $25.9 million in 1996 and 1995, respectively. The increase reflects the costs of additional research staff transferred following the acquisition of Somatix and expanding clinical development activities for the Company's AIDS gene therapy and cancer gene therapy programs. The increase also reflects Abgenix contract manufacturing costs related to its lead antibody product candidate. Research and development expenses have generally represented approximately 80% of the Company's total operating expenses, excluding the effect of non-recurring charges for the cross-license and settlement and the acquisition of Somatix and related restructuring. The Company expects that its research and development expenditures will continue to increase to support additional product development activities, particularly in the field of cancer, for which a number of trials commenced in 1997. The rate of increase depends on a number of factors including progress in research and development, especially clinical trials.

     Purchased in-process technology costs and restructuring costs related to the acquisition of Somatix on May 30, 1997 totaling $78.9 million were incurred in 1997. The fair value of the net assets acquired in the acquisition including in-process technology were estimated based on independent valuations of the acquired net assets. Other costs related to the acquisition consist primarily of underwriting and other transaction related costs, employee severance payments, consolidation of facilities and the write down of the book value of certain fixed assets.

     General and administrative expenses increased to $10.7 million during 1997 from $7.5 million and $5.7 million in 1996 and 1995, respectively. The increases reflect growth in administrative staff and outside services required to support expanded research and development programs, including facilities expenses related to Abgenix' lease of independent facilities and hiring of independent administrative staff in 1997. The Company expects these expenses to increase as these programs expand.

     In 1997, the Company reported expenses of $22.5 million related to the Company's cross-license and settlement agreement with GenPharm International, Inc. ("GenPharm"). No such costs were incurred in 1996 or 1995. A $15 million non-recurring, non-cash charge was recognized in the first quarter 1997. The additional $7.5 million represents Abgenix' share of two patent milestone fees recognized in 1997. No further milestone fees will accrue under the agreement.

     Interest income was $4.0 million in 1997 compared to $4.4 million and $3.8 million in 1996 and 1995, respectively. The increase in 1996 was due to interest earned on $20.0 million received by Cell Genesys during the fourth quarter of 1995 in connection with the equity investment made by Hoechst Marion Roussel. The decrease in 1997 was due to lower average cash balances during the year. Interest expense increased to $2.5 million in 1997 from $1.2 million and $1.1 million in 1996 and 1995, respectively, due to higher levels of property and equipment financing and interest accrued on the note payable to GenPharm.

     Cell Genesys' net loss increased to $123.5 million in 1997, compared to $9.3 million and $15.0 million in 1996 and 1995, respectively. This was primarily due to $78.9 million in non-recurring charges for the acquisition of Somatix and related costs and $22.5 million in non-recurring charges related to the cross-license and settlement agreement. Losses, excluding non-recurring charges, are expected to continue and are likely to increase in future years as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and late stage human testing of its potential products.

     At December 31, 1997, Cell Genesys had available net operating loss and research credit carryforwards for federal income tax purposes of approximately $130.0 million and $2.2 million, respectively, which expire in the years 1998 through 2012. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods due to the "change in ownership rules" under the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

     Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through February 28, 1998, the Company received $168.9 million in net proceeds from equity financings, $95.0 million under collaborative agreements and utilized $26.0 million of property and equipment financings.

     At December 31, 1997, Cell Genesys' cash, cash equivalents and short-term investments totaled $88.8 million, compared to $85.6 million at December 31, 1996. This increase of $3.2 million was primarily due to $37.2 million provided by two private placements of preferred stock completed by the Company and its subsidiary, Abgenix, which was offset by the use of cash in operating activities, payment of lease line obligations and payment of obligations incurred by Somatix or related to the merger transaction. Cell Genesys also had non-cash charges of $72.3 million for purchased in-process technology related to the Somatix acquisition, $15.0 million for the GenPharm convertible note and $3.8 million accrued for a patent milestone fee related to the cross-license and settlement agreement (see below).

     On March 27, 1997, the Company announced that, along with Abgenix, Xenotech, L.P. ("Xenotech", an equal joint venture of Abgenix and Japan Tobacco) and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm International, Inc. that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. The Company also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the cross-license and settlement agreement, Cell Genesys issued a note due September 30, 1998 for $15.0 million, convertible into shares of Cell Genesys common stock, initially at $9.00 per share. Under the terms of the note, the conversion price will be reset at $8.62 per share; effective April 1, 1998. Of this note, $3.75 million was contributed to, then paid by Xenotech. The entire amount of the note was recognized as expense by Abgenix in the first quarter of 1997 based on an independent valuation analysis of technology acquired. In addition, Japan Tobacco also made a cash payment to GenPharm. During 1997, two patent milestones of $7.5 million each under the agreement were met. Xenotech recognized expense of $15.0 million, $7.5 million of which was paid in cash with the remainder to be paid in November 1998. During 1997, Abgenix recognized an expense of $7.5 million for its contribution due to Xenotech for its share of the patent milestone obligations, of which $3.75 million was paid in cash and $3.75 million is accrued at December 31, 1997. The balance of the patent milestone obligations is the responsibility of Japan Tobacco. No additional milestone payments will accrue under this agreement.

     Cell Genesys anticipates that consolidated net cash expenditures will not exceed $25 million in 1998. Revenues under the agreement with Hoechst Marion Roussel are expected to decrease in 1998 and have been prepaid by Hoechst Marion Roussel. In addition, the above referenced note payable to GenPharm will come due September 30, 1998 and, depending on the Cell Genesys stock price at that time, may require cash settlement, at the option of the holder. Payment of the second milestone due GenPharm will also be due in 1998. The Company expects its cash requirements to increase significantly in the future. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction and maintenance of collaborative partners; the acquisition of new products or technologies; and the cost of litigation, patent interference proceedings or other legal proceedings or their resolution.

     Cell Genesys believes that its available cash, cash equivalents and short-term investments at December 31, 1997, together with payments to be received under the Company's collaborative arrangements and license agreements and $4.8 million in equipment financing available for capital equipment purchases will be sufficient to meet the Company's operating expenses and capital requirements at least through 1999. Thereafter, the Company will require substantial additional funds. Because of the Company's significant long-term cash requirements, the Company regularly considers financing alternatives, including the private or public sale of equity by Cell Genesys and by its subsidiary Abgenix. Any such transaction may be dilutive to existing stockholders.

RISK FACTORS

     Need for Substantial Additional Funds. The Company and its subsidiary, Abgenix, will require substantial additional funds to continue existing and planned preclinical and clinical trials and its research and development activities, and to establish manufacturing and marketing capabilities for any products it may develop. The Company expects that its existing capital resources, together with payments to be received under existing collaborative agreements and amounts available under existing equipment financing facilities, will enable the Company to maintain the Company's operations at least through 1999. Beyond such time, the Company and Abgenix will need to raise substantial additional capital to fund its operations.

     The Company's future capital requirements will depend on, and could increase as a result of, many factors, including, but not limited to, the continuation of the collaboration with Hoechst Marion Roussel, continued scientific progress in its research and development programs, the magnitude of such programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims, competing technological and market developments, changes in collaborative relationships, the terms of any additional collaborative arrangements into which the Company may enter, the Company's ability to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements, the cost of establishing manufacturing facilities, the cost of commercialization activities, and the demand for the Company's products if and when approved. There is no assurance that opportunities for in-licensing technologies or for third party collaborations will continue to be available to the Company on acceptable terms.

     A major portion of the Company's operating revenues are derived from a collaborative agreement with Hoechst Marion Roussel signed in October 1995. Under the terms of the agreement, Hoechst Marion Roussel has the ability to terminate its commitment at any time two years after its anniversary date. Hoechst Marion Roussel is funding clinical development for this program in 1998. There is no assurance that Hoechst Marion Roussel will continue the agreement or that the level of funding will not vary year to year. The Company's operating results would be adversely affected should Hoechst Marion Roussel decide not to continue funding under this arrangement.

     Cell Genesys expects to raise additional funds through additional equity or debt financings, collaborative relationships, or otherwise. Because of these long-term capital requirements, the Company and its subsidiary, Abgenix, may seek to access the public or private equity markets whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to the Company, or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research, development and clinical activities or to seek to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself, any of which could have a material adverse effect on the Company's business, results of operations, financial condition or cash flow.

     Early Stage Of Development; No Developed Or Approved Products. Cell Genesys' potential gene therapy products are in research and development. No revenues have been generated from the sale of any of such products, nor are any such revenues expected for at least the next several years. The products currently under development by Cell Genesys will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that Cell Genesys' research and development efforts will be successful or that any commercially successful products will ultimately be developed by Cell Genesys. Even if developed, these products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit Cell Genesys to operate profitably.

     Technological Uncertainty. Gene therapy is a new technology, and existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to Cell Genesys' specific gene therapy approaches are even more limited. The Company's T cell gene therapy for cancer, GVAX(TM) cancer vaccine and AIDS gene therapy are currently being tested in Phase I/II and Phase II human clinical trials to determine their safety and efficacy. None of the other products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible side effects of gene therapy may be serious and life-threatening. There can be no assurance that unacceptable side effects will not be discovered during preclinical and clinical testing of Cell Genesys' potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercialization. Although Cell Genesys is testing proposed products or therapies in human clinical trials, there can be no assurance that Cell Genesys will be permitted to undertake human clinical trials for any of its other products or that the results of such testing will demonstrate safety or efficacy. Even if clinical trials are successful, there is no assurance that Cell Genesys will obtain regulatory approval for any indication, or that an approved product can be produced in commercial quantities at reasonable cost, or be successfully marketed.

     Patents And Trade Secrets. The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. While Cell Genesys is prosecuting patent applications, it cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Because patent applications in the United States are confidential until patents are issued and publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Cell Genesys cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

     The commercial success of the Company will also depend in part on not infringing the patents or proprietary rights of others and not breaching licenses granted to Cell Genesys. The Company may be required to obtain licenses to third party technology and genes necessary to conduct its business. Any failure by the Company to license at reasonable cost any technology or genes required to commercialize its technologies or products may have a material adverse effect on the Company's business, results of operations, financial condition or cash flow.

     Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to Cell Genesys, or to determine the scope and validity of other parties' proprietary rights. To determine the priority of inventions, interference proceedings are frequently declared by the United States Patent Office that could result in substantial costs to the Company and may result in an adverse decision as to the priority of Cell Genesys' inventions. Cell Genesys is currently involved in three separate interference proceedings with regard to: (i) gene activation technology, (ii) ex vivo gene therapy, and (iii) chimeric receptor technology. While the Company believes its position in each interference proceeding is strong, the outcome of each proceeding cannot be predicted, and an adverse result could have a material adverse effect on the Company's intellectual property position and its business. The Company may be involved in other interference proceedings in the future. Cell Genesys believes that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

     Cell Genesys also relies on unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

     Cell Genesys requires its employees and consultants to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with it. These agreements provide that all confidential information developed by or made known to an individual during the course of the employment or consulting relationship generally must be kept confidential. In the case of employees, the agreements provide that all inventions conceived by the individual while employed by Cell Genesys, relating to its business are the exclusive property of Cell Genesys. These agreements may not provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

     Competition. Competition in the field of gene therapy from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and expected to increase. There are numerous competitors working on products to treat each of the diseases for which Cell Genesys is seeking to develop therapeutic products. Some competitors are pursuing a product development strategy competitive with Cell Genesys, particularly with respect to the Company's human monoclonal antibody program. Certain of these competitive products are in substantially more advanced stages of product development and clinical trials. The Company's competitors may develop technologies and products that are more effective than those being developed by Cell Genesys, or that would render the Company's technology and products less competitive or obsolete. Many of these competitors have substantially greater financial resources and larger research and development staffs than Cell Genesys. In addition, many of these competitors may have significantly greater experience than Cell Genesys in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining United States Food and Drug Administration (the "FDA") and other regulatory approvals of products, and in manufacturing and marketing such products. Accordingly, Cell Genesys' competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products more rapidly than Cell Genesys. There can be no assurance that the Company will be able to obtain certain biological materials necessary to support its research, development or manufacturing of any of its planned therapies. If the Company is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited or no experience. It is anticipated that the Company will build additional clinical scale and commercial scale manufacturing facilities to the extent that contract facilities are not available in order to commercialize its products. It is also anticipated that the Company will secure funding for these and other product development activities through its partners and future potential partners. Cell Genesys also competes with universities and other research institutions in the development of products, technologies and processes. In many instances, Cell Genesys competes with other commercial entities in acquiring products or technology from universities.

     Cell Genesys expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price, patent, position, and sales, marketing and distribution capabilities. Cell Genesys' competitive positions also depend upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between product conception and commercial sales.

     The levels of revenues and profitability of biotechnology and pharmaceutical companies such as the Company may be affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of health care through various means. In the United States there have been, and Cell Genesys expects that there will continue to be, a number of federal and state proposals to control health care costs. Cell Genesys cannot predict the effect health care reforms may have on its business, and no assurance can be given that any such reforms will not have a material adverse effect on the Company's business, results of operations, financial condition or cash flow. In the United States and elsewhere, sales of therapeutic products are dependent in part on the availability of reimbursements to the consumer from third party payers, such as government and private insurance plans. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

     Operating Loss And Accumulated Deficit. Cell Genesys has incurred net losses since its inception. At December 31, 1997, Cell Genesys' accumulated deficit was approximately $179.6 million. Such losses have resulted principally from expenses incurred in its research and development programs, the acquisition of Somatix and other new technologies, and to a lesser extent, from general and administrative expenses. In 1997, Cell Genesys incurred losses of $123.5 million, including $78.9 million related to the acquisition of Somatix and $22.5 million related to the Cross-License and Settlement Agreement with GenPharm. The Company expects to incur substantial and increasing losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials and manufacturing. Cell Genesys expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture or market its products or ever achieve or sustain product revenues or profitability.

     Volatility Of Stock Price. The market prices for securities of biopharmaceutical and biotechnology companies (including Cell Genesys) have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in Cell Genesys' operating results, announcements of technological innovations or new therapeutic products by Cell Genesys or its competitors, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by the Company or other biotechnology and pharmaceutical companies, and general market conditions may have a significant effect on the market price of the Cell Genesys' Common Stock.

     Government Regulation. Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of Cell Genesys' proposed products and its research and development activities. All of Cell Genesys' products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Since certain of Cell Genesys' potential products involve the application of new technologies, regulatory approvals may take longer than for products produced using more conventional methods. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable federal statutes and regulations, requires the expenditure of substantial resources. Any failure by Cell Genesys or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by Cell Genesys, and its ability to receive product or royalty revenue.

     In responding to a new drug application, or a product license application, the FDA may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Approvals may not be granted on a timely basis, if at all, or if granted may not cover all the clinical indications for which Cell Genesys is seeking approval or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

     In addition to laws and regulations enforced by the FDA, Cell Genesys is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations. Cell Genesys' research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although Cell Genesys believes its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, Cell Genesys could be held liable for any damages that result and any such liability could exceed the resources of the Company.

     The manufacturing facilities of Cell Genesys are subject to licensing requirements of the California Department of Health Services. While not subject to license by the FDA, such facilities are subject to inspection by the FDA as well as by the California Department of Health Services. A separate license from the FDA is required for commercial manufacture of any product. Failure to maintain such licenses or to meet the inspection criteria of the FDA and the California Department of Health Services would result in disruption to the manufacturing processes of the Company and would have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

     For marketing outside the United States, Cell Genesys is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Failure to comply with such regulatory requirements or obtain such approvals could impair the Company's ability to develop these markets and have a material adverse effect on the Company's business, results of operations, financial condition or cash flow.

     Commercialization; Lack Of Marketing Experience. It is anticipated that the Company will rely on sales and marketing expertise of potential corporate partners for its initial products. Cell Genesys does not have any experience in sales, marketing or distribution of biopharmaceutical products. The decision to market future products directly or through corporate partners will be based on a number of factors including market size and concentration, the size and expertise of the partner's sales force in a particular market and the Company's overall strategic objectives. Cell Genesys is currently engaged in various stages of discussions with potential partners. There can be no assurance that Cell Genesys will be able to establish such relationships, if at all, on acceptable terms and conditions.

     Product Liabilities And Insurance. Clinical trials or marketing of any of Cell Genesys' potential products may expose the Company to liability claims resulting from the use of such products. These claims might be made directly by consumers, health care providers or by others selling such products. Cell Genesys and Abgenix currently maintain product liability insurance with respect to each company's clinical trials. There can be no assurance that the Company will be able to maintain such insurance or, if maintained, that sufficient coverage can be acquired at a reasonable cost. An inability to maintain insurance at acceptable cost or at all could prevent or inhibit the clinical testing or commercialization of products developed by the Company. A product liability claim or recall could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

     Hazardous Materials; Environmental Matters. Cell Genesys' research and development activities involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Cell

Genesys is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although Cell Genesys believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may be required to incur significant costs to comply with environmental laws and regulations in the future. The Company's operations, business or assets may be materially adversely affected by current or future environmental laws or regulations.

     Reimbursement. In both domestic and foreign markets, sales of the Company's potential products will depend in part upon coverage and reimbursement from third-party payers, including health care organizations, government agencies, private health care insurers and other health care payers such as health maintenance organizations, self-insured employee plans and the Blue Cross/Blue Shield plans. There is considerable pressure to reduce the cost of drug products. In particular, reimbursement from government agencies and insurers and large health organizations may become more restricted in the future. Cell Genesys' potential products represent a new mode of therapy and, while the cost-benefit ratio of the products may be favorable, Cell Genesys expects that the costs associated with the Company's products will be substantial. There can be no assurance that the Company's proposed products, if successfully developed, will be considered cost-effective by third-party payers, that insurance coverage will be available or, if available, that such third-party payers' reimbursement policies will not adversely affect the Company's ability to sell its products on a profitable basis. In addition, there can be no assurance that insurance coverage will be provided by such third-party payers at all or without substantial delay or, if such coverage is provided, that the approved reimbursement will provide sufficient funds to enable the Company to become profitable.

     Uncertainty Of Pharmaceutical Pricing And Related Matters. The future revenues and profitability of and availability of capital for biotechnology companies may be materially adversely affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and Cell Genesys expects that there will continue to be, a number of federal and state proposals to implement similar government control. While Cell Genesys cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

     Dependence Upon Key Personnel And Collaborative Relationships. Cell Genesys' success is highly dependent on the retention of principal members of management and scientific staff and the recruitment of additional qualified personnel. The loss of key personnel or the failure to recruit necessary additional qualified personnel could have a material adverse effect on the Company's business, results of operations, financial condition or cash flow. There is intense competition from other companies, research and academic institutions and other organizations for qualified personnel in the areas of Cell Genesys' activities. There is no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. These activities are expected to require the addition of new personnel with expertise in the areas of clinical testing, manufacturing, marketing and distribution and the development of additional expertise by existing personnel. The failure to acquire such personnel or develop such expertise could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

     Cell Genesys has clinical trial arrangements with the National Institutes of Allergy and Infectious Diseases covering the initial proof-of-principle study for AIDS gene therapy being conducted in identical twin pairs now in Phase II testing. Cell Genesys also has clinical trial arrangements with the University of California, San Francisco, San Francisco General Hospital, the University of Colorado Health Sciences Center, Massachusetts General Hospital, the University of California, Los Angeles, ViRx, Inc. and the Aids Research Community Consortium covering Cell Genesys' patient-specific configuration of its AIDS gene therapy also now in Phase II testing. If these relationships were terminated, progress of clinical testing would be adversely affected.

     In addition, the Company has several clinical trial arrangements under its GVAX (TM) program, including with The Johns Hopkins University covering a Phase I clinical trial to treat prostate cancer patients and with the Dana Farber Cancer Institute covering two Phase I clinical trials to treat lung cancer and melanoma patients. In the event that any of these relationships are terminated, the completion and evaluation of clinical trials could be adversely affected.

     In addition, the Company has several clinical trial arrangements under its cc49 program, including with University of California, San Francisco, Stanford University and PRN Research, Inc. In the event that any of these relationships are terminated, the completion and evaluation of clinical trials could be adversely affected.

     The Company will depend, in part, on the continued availability of outside scientific collaborators performing research. These relationships generally may be terminated at any time by the collaborator, typically by giving 30 days' notice. The Company's scientific collaborators are not employees of Cell Genesys. As a result, the Company has limited control over their activities and can expect that only limited amounts of their time will be dedicated to the Company's activities. The Company's agreements with these collaborators, as well as those with the Company's scientific consultants provide that any rights the Company obtains as a result of the research efforts of these individuals will be subject to the rights of the research institutions in such work. In addition, some of these collaborators have consulting or other advisory arrangements with other entities that may conflict with their obligations to the Company. For these reasons, there can be no assurance that inventions or processes discovered by the Company's scientific collaborators or consultants will become the property of the Company.

     Shares Eligible For Future Sale; Dilution. Substantially all of the Company's shares are eligible for sale in the public market. The issuance of common stock upon conversion of the Series B preferred stock and convertible note and upon exercise of the warrants, as well as future sales of such common stock or of shares of common stock by existing stockholders, or the perception that such sales could occur, could adversely affect the market price of the common stock. Conversion of the Series B preferred stock and the convertible note and exercise of the warrants for shares of common stock could adversely affect the market price of the common stock. In addition, investors could experience substantial dilution upon conversion of the Series B preferred stock into common stock as a result of either (i) a decline in the market price of the Company's common stock immediately prior to conversion, or (ii) an event triggering the antidilution rights of any outstanding shares of Series B preferred stock.

IMPACT OF THE YEAR 2000

     The Company has initiated modification of its information technology systems to recognize the year 2000 and has begun converting critical hardware and data processing systems. The Company expects the project to be substantially complete by early 1999. The Company does not expect this project to have a significant effect on operations, and the costs of modification are expected to be insignificant. In addition, the Company is evaluating significant vendors and other third parties which could have an effect on the Company's operations to ensure Year 2000 compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cell Genesys, Inc.

     We have audited the accompanying consolidated balance sheets of Cell Genesys, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Genesys, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Palo Alto, California
January 28, 1998

                               CELL GENESYS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997         1996
                                                              ---------    --------
Current assets:
  Cash and cash equivalents.................................  $  10,631    $ 20,935
  Short-term investments....................................     78,185      64,649
  Prepaid expenses and other current assets.................      2,943       1,165
                                                              ---------    --------
          Total current assets..............................     91,759      86,749
Property and equipment, net.................................     13,815      12,485
Deposits and other assets...................................      1,313         575
                                                              ---------    --------
                                                              $ 106,887    $ 99,809
                                                              =========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   2,090    $  1,669
  Accrued compensation and benefits.........................        892       1,414
  Deferred revenue from related parties.....................      5,993      12,164
  Accrued construction costs................................         22       2,118
  Accrued legal expenses....................................      1,137       1,986
  Accrued acquisition and related costs.....................      1,648          --
  Other accrued liabilities.................................      4,264         439
  Current portion of property and equipment financing.......      5,159       2,822
  Contribution payable to related party.....................      3,750          --
  Convertible note payable..................................     15,000          --
                                                              ---------    --------
          Total current liabilities.........................     39,955      22,612
Noncurrent portion of property and equipment financing......     11,082       6,133
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value:
  5,000,000 shares authorized; 2,000 shares issued and
  outstanding in 1997 (none in 1996). Aggregate redemption
  value of $20,000..........................................     19,817          --
Minority interest in the equity of subsidiary...............     17,392          --
Stockholders' equity:
  Common stock, $.001 par value: 80,000,000 and 25,000,000
     shares authorized; 28,168,459 and 16,514,693 shares
     issued and outstanding in 1997 and 1996,
     respectively...........................................         28          16
  Additional paid-in capital................................    199,495     127,318
  Deferred compensation of subsidiary.......................     (1,319)         --
  Accumulated deficit.......................................   (179,563)    (56,270)
                                                              ---------    --------
          Total stockholders' equity........................     18,641      71,064
                                                              ---------    --------
                                                              $ 106,887    $ 99,809
                                                              =========    ========

                            See accompanying notes.

                               CELL GENESYS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             ---------    -------    --------
Revenue under collaborative agreements -- principally from
  related parties (net of equity in losses of the Xenotech
  joint venture of $897, $3,866 and $1,702)................  $  23,806    $22,505    $ 13,822
Operating expenses:
     Research and development..............................     36,830     27,587      25,879
     General and administrative............................     10,659      7,469       5,670
     Charge for purchased in-process technology............     72,270         --          --
     Restructuring charge related to acquisition...........      6,576         --          --
     Charge for cross-license and settlement (includes
       $11,250 equity in losses of Xenotech joint venture
       associated with cross-license and settlement).......     22,500         --          --
                                                             ---------    -------    --------
          Total operating expenses.........................    148,835     35,056      31,549
Interest income............................................      3,953      4,446       3,827
Interest expense...........................................     (2,453)    (1,169)     (1,088)
                                                             ---------    -------    --------
Net loss...................................................  $(123,529)   $(9,274)   $(14,988)
                                                             =========    =======    ========
Net loss per share.........................................  $   (5.33)   $ (0.57)   $  (1.07)
                                                             =========    =======    ========
Shares used in computing net loss per share................     23,172     16,373      14,025
                                                             =========    =======    ========

                            See accompanying notes.

                               CELL GENESIS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    ADDITIONAL                                    TOTAL
                                           COMMON    PAID-IN       DEFERRED     ACCUMULATED   STOCKHOLDERS'
                                           STOCK     CAPITAL     COMPENSATION     DEFICIT        EQUITY
                                           ------   ----------   ------------   -----------   -------------
Balances at December 31, 1994............   $14      $105,117      $  (397)      $ (32,405)     $  72,329
  Issuance of 2,000,000 shares of common
     stock to Hoechst Marion Roussel, net
     of offering costs of $66............     2        19,932           --              --         19,934
  Issuance of 244,468 shares of common
     stock upon exercise of stock options
     and pursuant to the 1992 Employee
     Stock Purchase Plan.................    --           787           --              --            787
  Amortization of deferred
     compensation........................    --            --          397              --            397
  Change in net unrealized holding loss
     on available-for-sale securities....    --            --           --             934            934
  Net loss...............................    --            --           --         (14,988)       (14,988)
                                            ---      --------      -------       ---------      ---------
Balances at December 31, 1995............    16       125,836           --         (46,459)        79,393
  Issuance of 555,522 shares of common
     stock upon exercise of stock options
     and pursuant to the 1992 Employee
     Stock Purchase Plan.................    --         1,482           --              --          1,482
  Change in net unrealized holding loss
     on available-for-sale securities....    --            --           --            (537)          (537)
  Net loss...............................    --            --           --          (9,274)        (9,274)
                                            ---      --------      -------       ---------      ---------
Balances at December 31, 1996............    16       127,318           --         (56,270)        71,064
  Issuance of 11,089,706 shares of common
     stock to Somatix stockholders.......    11        67,913           --              --         67,924
  Issuance of 564,060 shares of common
     stock upon exercise of stock options
     and pursuant to the 1992 Employee
     Stock Purchase Plan.................     1         2,561           --              --          2,562
  Deferred compensation related to the
     issuance of certain stock options of
     subsidiary..........................    --         1,703       (1,703)             --             --
  Amortization of deferred compensation
     recognized by subsidiary............    --            --          384              --            384
  Change in net unrealized holding loss
     on available-for-sale securities....    --            --           --             236            236
  Net loss...............................    --            --           --        (123,529)      (123,529)
                                            ---      --------      -------       ---------      ---------
Balances at December 31, 1997............   $28      $199,495      $(1,319)      $(179,563)     $  18,641
                                            ===      ========      =======       =========      =========

                            See accompanying notes.

                               CELL GENESYS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              ---------   -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(123,529)  $(9,274)  $(14,988)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization..........................      5,433     3,718      3,577
     Amortization of deferred compensation of subsidiary....        384        --         --
     Equity in losses of Xenotech joint venture.............        897     3,866      1,702
     Charge for purchased in-process technology.............     72,270        --         --
     Restructuring charges..................................      4,021        --         --
     Charge for cross-license and settlement................     22,500        --         --
  Changes, excluding effect of acquisition, to:
     Prepaid expenses and other assets......................     (1,369)     (250)       738
     Accounts payable.......................................     (1,280)    1,312       (776)
     Accrued compensation and benefits......................     (1,520)      249        110
     Deferred revenue from related parties..................     (6,170)   10,060      1,604
     Accrued legal expenses.................................       (446)    1,654         99
     Accrued acquisition and related costs..................     (3,203)       --         --
     Other accrued liabilities..............................     (2,551)     (204)       333
                                                              ---------   -------   --------
          Net cash provided by (used in) operating
            activities......................................    (34,563)   11,131     (7,601)
                                                              ---------   -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments.......................    (79,282)  (62,946)   (98,742)
  Maturities of short-term investments......................      9,607    24,752     19,000
  Sales of short-term investments...........................     56,375    46,747     54,597
  Purchase of subsidiary, net of cash acquired..............      2,842        --         --
  Contributions to Xenotech joint venture...................     (4,647)   (3,205)    (2,357)
  Capital expenditures......................................     (2,460)   (2,726)    (1,737)
                                                              ---------   -------   --------
          Net cash provided by (used in) investing
            activities......................................    (17,565)    2,622    (29,239)
                                                              ---------   -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible preferred stock.....     19,817        --         --
  Proceeds from minority investment in subsidiary...........     17,392        --         --
  Proceeds from issuances of common stock...................      2,563     1,482     20,721
  Proceeds from property and equipment financing............      5,735        --         --
  Proceeds from long-term debt..............................         --      (750)     2,812
  Payments under equipment financing obligations............     (3,683)   (1,740)    (1,615)
                                                              ---------   -------   --------
          Net cash provided by (used in) financing
            activities......................................     41,824    (1,008)    21,918
                                                              ---------   -------   --------
Net increase (decrease) in cash and cash equivalents........    (10,304)   12,745    (14,922)
Cash and cash equivalents at beginning of year..............     20,935     8,190     23,112
                                                              ---------   -------   --------
Cash and cash equivalents at end of year....................  $  10,631   $20,935   $  8,190
                                                              =========   =======   ========

                            See accompanying notes.

                               CELL GENESYS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and basis of presentation

     Cell Genesys, Inc. ("Cell Genesys"), a Delaware corporation, is focused on the development and commercialization of gene therapies to treat major, life-threatening diseases, including AIDS and cancer. Abgenix, Inc., ("Abgenix") a subsidiary of Cell Genesys, is focused on the development and commercialization of human monoclonal antibodies for pharmaceutical applications, including inflammation, autoimmune disorders, and cancer. In May 1997, the Company acquired Somatix Therapy Corporation, ("Somatix"). The accompanying consolidated financial statements include the accounts of Cell Genesys, including Abgenix, and Somatix from May 30, 1997, the date of acquisition, ("the Company"). Intercompany accounts and transactions have been eliminated in consolidation.

  Revenue recognition

     Revenue under collaborative agreements, principally from related parties, is recorded when earned as defined under the terms of the respective collaborative agreements. Nonrefundable signing or licensing fees that are not dependent on future performance under collaborative agreements are recognized as revenue when received. Payments for research and development performed by the Company under contractual arrangements are recognized as revenue ratably over the period in which the related work is performed. Revenue from the achievement of milestone events is recognized when the funding party agrees that the scientific or clinical results stipulated in the agreement have been achieved. Deferred revenue arises principally due to timing of cash payments received under research and development contracts. Revenues from Abgenix' joint venture ("Xenotech") with JT Immunotech are recognized net of the Company's related payments to Xenotech.

  Research and development

     Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development. Research and development payments made by Abgenix to Xenotech are eliminated against related revenues from Xenotech.

  Depreciation and amortization

     Cell Genesys records property and equipment at cost and depreciates it using the straight-line method over the estimated useful lives of the assets, generally five years. Furniture and equipment leased under capital leases is amortized over the shorter of the useful lives or the lease term. Amortization of leased assets is included in depreciation and amortization expense and is combined with accumulated depreciation and amortization of the Company's owned assets. Intangible assets are amortized using the straight-line method over the estimated useful lives of the assets, generally three years.

  Cash, cash equivalents and short-term investments

     Cell Genesys places its cash, cash equivalents and short-term investments with high credit quality U.S. and foreign financial institutions, government and corporate issuers and limits the amount of credit exposure to any one issuer. The Company considers all highly liquid investments with insignificant interest rate risk with a maturity of less than three months when purchased to be cash equivalents. All investments are denominated in U. S. dollars.

     The Company's debt securities are classified as available-for-sale and carried at fair value. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value, judged to be other than temporary, on available for sale securities are included in interest income. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated deficit. The

                               CELL GENESYS, INC.

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

  Net loss per share

     In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and restated all prior periods. Under the provisions of SFAS 128, basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also give effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method). The Company does not present diluted earnings per share as the effect of potentially dilutive shares from stock options, warrants and preferred stock, totaling (in thousands) 7,614, 3,196 and 3,400 shares at December 31, 1997, 1996 and 1995, respectively, is antidilutive.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Recently issued accounting pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting comprehensive income and is effective in 1998. SFAS 131 establishes standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers, and is also effective in 1998. The Company is in the process of evaluating the disclosure requirements of the new standards, the adoption of which will have no impact on Cell Genesys' results of operations or financial condition.

  Statement of cash flows

     Supplemental disclosure to the Consolidated Statements of Cash Flows is as follows for the years ended December 31(in thousands):

                                                            1997      1996      1995
                                                           ------    ------    ------
Cash paid for interest...................................  $2,224    $1,169    $1,075

     Supplemental disclosure regarding noncash investing and financing activities is as follows for the years ended December 31(in thousands):

                                                            1997      1996      1995
                                                           ------    ------    ------
Furniture and equipment acquired under financing.........  $3,652    $1,319    $2,326
Construction payable.....................................      --     2,118        --
Deferred compensation related to grant of stock options
  by subsidiary..........................................   1,703        --        --
Shares issued to Somatix stockholders....................  67,924        --        --

                               CELL GENESYS, INC.

 2. BUSINESS COMBINATION AND RELATED RESTRUCTURING

     On May 30, 1997, Cell Genesys acquired Somatix Therapy Corporation. Under the terms of the merger agreement, Somatix became a subsidiary of Cell Genesys in a tax-free reorganization and stock-for-stock merger. Somatix stockholders received 0.385 shares of Cell Genesys stock for each share of Somatix stock. A total of 11,089,706 shares were issued to Somatix stockholders. The acquisition was accounted for under the purchase method of accounting. The purchase price of approximately $70.9 million, comprised of $67.9 million of common stock and $3.0 million of transaction costs, was allocated to the acquired assets and assumed liabilities based upon their estimated fair value. The fair value of the net assets acquired, including in-process technology, was based upon an independent valuation. The purchase price was allocated as follows:

                                                              (IN THOUSANDS)
Purchased in-process technology.............................     $72,270
Purchased intangibles.......................................         500
Liabilities assumed in excess of assets acquired............      (1,870)
                                                                 -------
                                                                 $70,900
                                                                 =======

     The amount allocated to purchased in-process technology was charged to operations in 1997. The purchased intangible, assembled workforce, is being amortized over the period of three years using the straight-line method. The operations of Somatix are included in the Company's consolidated operating results from May 31, 1997 forward.

     In addition, Cell Genesys recognized $6.6 million in 1997 for restructuring and integration expenses related to the acquisition. The current status of the accrued restructuring charges is summarized below:

                                                                  AMOUNT UTILIZED     AMOUNT TO BE
                                            AMOUNT OF TOTAL           THROUGH         UTILIZED IN
                                          RESTRUCTURING CHARGE   DECEMBER 31, 1997   FUTURE PERIODS
                                          --------------------   -----------------   --------------
                                                                  (IN THOUSANDS)
Employee-related costs..................         $2,880               $(2,730)           $  150
Facility shut-down......................          1,991                  (918)            1,073
Duplicate equipment.....................            537                  (537)               --
Other...................................          1,170                  (745)              425
                                                 ------               -------            ------
                                                 $6,578               $(4,930)           $1,648
                                                 ======               =======            ======

PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma information presents the results of operations of the Company and Somatix for the years ended December 31, 1996 and 1997 as if the acquisition had been consummated as of the beginning of the periods presented. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future. The pro forma information does not include the charge for purchased in-process technology of $72.3 million or other transaction-related restructuring costs totaling $6.6 million which were recognized as expense during 1997, relating to the acquisition of Somatix.

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                     1997                      1996
                                                 ------------              ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              (UNAUDITED)
Total revenues.................................    $23,806                   $22,505
Net loss.......................................    (53,239)                  (31,169)
Net loss per share.............................      (1.92)                    (1.14)

                               CELL GENESYS, INC.

  3. COLLABORATIVE AND LICENSE AGREEMENTS

  Collaborative agreement with Hoechst Marion Roussel

     In 1995, Cell Genesys entered into a collaboration agreement with Hoechst Marion Roussel, Inc. ("Hoechst Marion Roussel") for the worldwide development and commercialization of the Company's AIDS gene therapy program. The agreement provides for committed payments for research and development during the first two years, and based on research and development progress, could also extend for an additional five years.

     In connection with the collaboration, Hoechst Marion Roussel paid $20 million for the purchase of two million shares of common stock at $10.00 per share and has been granted a warrant for the purchase of 750,000 shares of common stock, exercisable at $13.00 per share, expiring in 2000. Due to the Company's equity transactions in 1997, Hoechst Marion Roussel's ownership percentage of the Company was reduced to below 10%.

     Under the agreement with Hoechst Marion Roussel, Cell Genesys will conduct research, lead product development in North America and provide worldwide manufacturing services. Hoechst Marion Roussel has worldwide marketing rights for AIDS products developed in this program and Cell Genesys retains a co-promotion option in North America. Cell Genesys receives payments for research and development, a transfer price for manufacturing services, milestone payments, and profit sharing. The Company recognized revenue of $14.4 million, $15.3 million and $7.6 million in fiscal 1997, 1996 and 1995, respectively, pursuant to the agreement. Research and development expenses incurred under collaborative agreements with Hoechst Marion Roussel were $13.7 million, $12.7 million, and $10.2 million in 1997, 1996 and 1995 respectively.

  Gene Activation Technology Licenses

     In 1997, the Company entered into an agreement to license the Company's gene activation technology to Hoechst Marion Roussel for gene-activated erythropoietin (EPO) and a second undisclosed protein. The agreement provides for milestone payments and fees, in addition to royalties on future sales of these two potential gene-activated protein products. The Company recognized revenue of $5.1 million in 1997 pursuant to the agreement.

     In 1994, the Company entered into a license agreement for gene-activated follicle-stimulating hormone ("FSH") for infertility with Organon, a business unit of Akzo Nobel Pharma Group. The Company received $3.1 million in 1994 in connection with this initial license agreement. In November 1996, the Company renegotiated the license agreement. The Company recognized revenue of $2.5 million in fiscal 1997 and $2.5 million in fiscal 1996 pursuant to the agreement.

  Joint venture with JT Immunotech

     In 1991, the Company and JT Immunotech, a medical subsidiary of Japan Tobacco Inc. ("Japan Tobacco"), formed Xenotech, LP, ("Xenotech"), an equally-owned joint venture, to develop genetically modified strains of mice which can produce human monoclonal antibodies and to commercialize products generated from these mice. In June 1996, Cell Genesys transferred its partnership interest in the joint venture to its subsidiary, Abgenix, as part of the initial formation of Abgenix. Xenotech funds this research which is now conducted by Abgenix on behalf of the joint venture. The Company recognized revenue of $1.3 million, $4.7 million and $6.2 million in 1997, 1996 and 1995, respectively, net of its own payments to the joint venture. Related research and development expenses incurred were $2.9 million, $8.9 million, and $7.5 million for the same periods, respectively.

     Substantially all of the cash capital contributions to Xenotech through June 1995 were made by JT Immunotech. The Company contributed a license to certain technology for its interest in Xenotech. Since July 1, 1995, the Company has funded 50% of all Xenotech expenses.

                               CELL GENESYS, INC.

  3. COLLABORATIVE AND LICENSE AGREEMENTS (CONTINUED)
     The Company accounts for its investment in Xenotech under the equity method; 50% of Xenotech's losses (after adjustment for certain timing differences) are offset against revenue, as follows (in thousands):

                                                           1997       1996      1995
                                                         --------    ------    ------
Cell Genesys' share of Xenotech net loss...............  $ 12,347    $3,306    $2,315
Losses associated with cross-license and settlement....   (11,250)       --        --
Difference due to timing and change in deferred
  revenue..............................................      (200)      560      (613)
                                                         --------    ------    ------
Equity in losses of Xenotech...........................  $    897    $3,866    $1,702
                                                         ========    ======    ======

     Summarized information for Xenotech at December 31, 1997, 1996, and 1995 and for the years then ended follows (in thousands):

                                                        1997       1996        1995
                                                      --------    -------    --------
Total assets........................................  $  7,569    $   492    $  1,357
Total liabilities...................................     7,556         59         601
Total revenues......................................       272      1,912       4,747
Total expenses (principally research and
  development)......................................   (24,964)    (8,547)    (11,926)
Net loss............................................   (24,680)    (6,614)     (7,129)

     Included in the Net loss in 1997 is $22.5 million related to the settlement and cross-license agreement with GenPharm International, Inc. ("GenPharm"), see note 4.

 XenoMouse(TM) Technology License

     In 1997, the Company entered into a comprehensive patent cross-license agreement with GenPharm for human monoclonal antibody and certain gene therapy technology. This agreement is more fully described in Note 4.

     In 1997, Abgenix entered into a research collaboration and worldwide license agreement with Pfizer, Inc. ("Pfizer"). Under the agreement, Abgenix will use its XenoMouse() technology to generate fully human antibodies for up to three antigen targets for Pfizer. The agreement provides for potential research, license fee, milestone and equity payments of up to approximately $30 million plus royalty payments on future potential product sales by Pfizer.

 4. CHARGE FOR CROSS-LICENSE AND SETTLEMENT

     On March 27, 1997, the Company announced that, along with Abgenix, Xenotech (an equal joint venture of Abgenix and Japan Tobacco, Inc.) and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. The Company also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the cross-license and settlement agreement, Cell Genesys issued a note due September 30, 1998 for $15 million, convertible into shares of Cell Genesys common stock initially at $9.00 per share. The conversion price is subject to adjustment on April 1, 1998. Of this note, $3.75 million was contributed to, then paid by Xenotech. The entire amount of the note was recognized as expense by Abgenix in the first quarter of 1997 based on an independent valuation analysis of technology acquired. In addition, Japan Tobacco also made a cash payment to GenPharm. During 1997, two patent milestones of $7.5 million each under the agreement were met. Xenotech recognized an expense of $15 million, $7.5 million of which was paid in cash and the remainder to be paid in November 1998. During

                               CELL GENESYS, INC.

4. CHARGE FOR CROSS-LICENSE AND SETTLEMENT (CONTINUED)
1997, Abgenix recognized an expense of $7.5 million for its contribution due to Xenotech for its share of the patent milestone of which $3.75 million was paid in cash and $3.75 million is accrued at December 31, 1997. No additional milestone payments will accrue under this agreement.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following is a summary of the Company's available-for-sale securities at December 31, 1997 and 1996, respectively (in thousands):

                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------   ----------
1997
U.S. Government and its agencies..............   $33,897       $ 62          $--       $33,959
Corporate notes...............................    26,123         10          --         26,133
Commercial paper..............................    24,866         46          --         24,912
                                                 -------       ----          --        -------
Short-term investments........................   $84,886       $118          $--       $85,004
                                                 =======       ====          ==        =======

Classified as:

Cash equivalents..............................     6,819         --          --          6,819
Short-term investments........................    78,067        118          --         78,185
                                                 -------       ----          --        -------
                                                 $84,886       $118          $--       $85,004
                                                 =======       ====          ==        =======

                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------   ----------
1996
U.S. Government and its agencies..............   $53,955       $14         $(115)      $53,854
Corporate notes...............................     4,854         7           (25)        4,836
Commercial paper..............................     5,958         1            --         5,959
                                                 -------       ---         -----       -------
Short-term investments........................   $64,767       $22         $(140)      $64,649
                                                 =======       ===         =====       =======

     The net unrealized holding gain (loss) on these securities at December 31, 1997 and 1996 are $118,000 and ($118,000), respectively and is included in the Company's accumulated deficit. Gross realized gains recorded on sales of available-for-sale securities were approximately $29,000 and $154,000 for the year ended December 31, 1997 and 1996, respectively, and are included in interest income. Gross realized gains and losses for 1995 were immaterial.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 1997, by contractual maturity, are shown below (in thousands):

                                                         AMORTIZED    ESTIMATED
                                                           COST       FAIR VALUE
                                                         ---------    ----------
Due in one year or less................................   $54,453      $54,508
Due after one through two years........................    30,433       30,496
                                                          -------      -------
                                                          $84,886      $85,004
                                                          =======      =======

     The fair value of the convertible note payable issued in March 1997 approximates the carrying value as the note is convertible to $15.0 million of the Company's common stock or is payable in cash in September 1998 (see footnote
4).

                               CELL GENESYS, INC.

6. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                                1997       1996
                                                              --------   --------
Furniture and equipment under equipment financing...........  $ 13,236   $ 10,554
Machinery and equipment.....................................     4,733      3,553
Leasehold improvements under financing......................     9,173      3,001
Leasehold improvements......................................     4,188      4,582
Construction in progress....................................        32      3,061
                                                              --------   --------
                                                                31,362     24,751
Accumulated depreciation and amortization...................   (17,547)   (12,266)
                                                              --------   --------
                                                              $ 13,815   $ 12,485
                                                              ========   ========

     The Company recognized depreciation and amortization expense of $5,281,000, $3,709,000 and $3,179,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

7. DEBT OBLIGATIONS

  Contribution payable to related party

     Under the terms of the GenPharm cross-license and settlement agreement (see
Note 4) a patent milestone payment of $7.5 million is payable to GenPharm by Xenotech in November 1998. In 1997, Abgenix recognized and accrued an expense of $3.75 million for its contribution due to Xenotech as its share of this obligation.

  Convertible note payable

     In March 1997, as consideration for the cross-license and settlement agreement with GenPharm (see Note 4), Cell Genesys issued a note due September 30, 1998 for $15.0 million, convertible into shares of Cell Genesys common stock initially at $9.00 per share. The conversion price is subject to adjustment on April 1, 1998. Interest accrues at 7% per annum and is payable semi-annually. Accrued interest at December 31, 1997 was $262,500.

  Property and equipment financing

     As of December 31, 1997 Cell Genesys, including its subsidiary Abgenix and obligations assumed under the Somatix acquisition, has $22.4 million of property and equipment financed through long-term obligations. These obligations bear interest ranging from 10 to 14 percent, have up to 5 year terms and contain various buy-out provisions at term expiration. These obligations are secured by certain fixed assets at the Company and by certain deposits. Under these obligations, the Company is required to meet various financial covenants with which it was in compliance at December 31, 1997. $4.8 million is available under these leaselines for future financings.

                               CELL GENESYS, INC.

 7. DEBT OBLIGATIONS (CONTINUED)
     Future minimum principal payments under property and equipment financing as of December 31, 1997 were (in thousands):

Years ending December 31:
  1998......................................................  $ 5,160
  1999......................................................    4,884
  2000......................................................    4,001
  2001......................................................    1,970
  2002 and beyond...........................................      226
                                                              -------
                                                               16,241
Current portion of property and equipment financing.........   (5,159)
                                                              -------
Noncurrent portion of property and equipment financing......  $11,082
                                                              =======

8. COMMITMENTS AND CONTINGENCIES

  Rental Commitments

     The Company leases its facilities and other equipment under noncancelable operating leases. The leases expire at various dates through 2007 and some contain options for renewal. Rent expense under operating leases was $2.2 million in 1997 ($1.8 million in 1996 and $1.3 million in 1995). Included in accrued liabilities was $1.8 million at December 31, 1997 for future lease payments, net of expected sublease income, related to the closed Alameda facility assumed through the Somatix acquisition.

     Future minimum payments under noncancelable operating leases, excluding the Alameda facility, at December 31, 1997 were (in thousands):

Years ending December 31:
  1998......................................................  $ 2,482
  1999......................................................    2,511
  2000......................................................    2,617
  2001......................................................    2,640
  2002......................................................    1,127
  2003 and thereafter.......................................    4,360
                                                              -------
                                                              $15,737
                                                              =======

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On November 14, 1997, the Company completed a private placement of 2,000 shares of Series B redeemable convertible preferred stock, ("preferred stock"), for aggregate proceeds of $20 million. The Company, subject to certain conditions, may exercise a put option to sell up to an additional $10 million of preferred stock and investors, subject to certain conditions, may exercise a call option to purchase up to an additional $10 million of preferred stock. After the satisfaction of certain holding periods, each of the preferred shares is convertible, at the option of the holder, into shares of common stock of the Company based upon a conversion price of $11.02 per share or if lower, 100% of the average of specified trading prices during the ten trading days preceding a conversion. Any shares not converted prior to November 2002 are automatically converted into shares of the Company's common stock. The convertible preferred stock bears a dividend of 5%, payable in kind upon conversion. If the Company enters into a "major transaction" or effects a "triggering event" as defined in the private placement agreement, the stock may be redeemed at the option of the holders.

                               CELL GENESYS, INC.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Examples of such transactions or events would include a change in control of the Company or delisting of company's stock. The preferred stock is non-voting.

10. MINORITY INTEREST

     Minority interest in the equity of subsidiary represents the minority shareholders' proportionate share of the equity of Abgenix, Inc. (Abgenix). In December 1997, Abgenix issued 2,846,542 shares of redeemable convertible preferred stock at $6.50 per share to the minority shareholders for net aggregate proceeds of $17.0 million (net of $1.5 million of issuance costs). In addition, at December 31, 1997, Abgenix held subscriptions for 421,143 shares of redeemable convertible preferred stock. Proceeds of $2.7 million from these subscriptions were received in January 1998. At December 31, 1997 and 1996, the Company owned approximately 56% and 99%, respectively, of Abgenix.

11. STOCKHOLDERS' EQUITY

  Accounting for Stock Issued to Employees

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

     Effective June 5, 1997, Cell Genesys offered employees holding outstanding options the opportunity to exchange each option share for one option share priced at $7.00 (approximately 120% of the closing price on that date). All other terms remained unchanged. As a result of the offer, 1,126,013 options were exchanged which are included in the table below.

                               CELL GENESYS, INC.

11. STOCKHOLDERS' EQUITY (CONTINUED)
     The following table summarizes information about the plan:

                                                                          OUTSTANDING STOCK OPTIONS
                                                                         ---------------------------
                                                             SHARES      NUMBER OF      WEIGHTED-
                                                            AVAILABLE     SHARES         AVERAGE
                                                              (000)        (000)      EXERCISE PRICE
                                                            ---------    ---------    --------------
Balances, December 31, 1994...............................      671        2,496          $ 7.45
     Authorized...........................................      700
     Granted..............................................   (1,657)       1,657          $ 6.52
     Exercised............................................                  (181)         $ 2.51
     Canceled                                                 1,433       (1,433)         $11.67
                                                             ------       ------
Balances, December 31, 1995...............................  1,147..        2,539          $ 4.83
     Authorized...........................................      500
     Granted..............................................     (838)         838          $ 9.70
     Exercised............................................                  (484)         $ 2.29
     Canceled.............................................      558         (558)         $ 8.01
                                                             ------       ------
Balances, December 31, 1996...............................      367        2,335          $ 6.36
     Authorized...........................................    1,750
     Granted..............................................   (2,410)       2,410          $ 6.99
     Exercised............................................                  (442)         $ 4.48
     Canceled.............................................    1,372       (1,372)         $ 8.52
Balances, December 31, 1997...............................    2,079        2,931          $ 6.13
                                                             ======       ======
Exercisable at December 31, 1996..........................                 1,313          $ 5.10
                                                                          ======
Exercisable at December 31, 1997..........................                 1,425          $ 5.68
                                                                          ======
Weighted average fair value of options granted during 1996...........                     $ 5.97
Weighted average fair value of options granted during 1997...........                     $ 3.78

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                             OPTIONS EXERCISABLE
                                  OPTIONS OUTSTANDING                    ----------------------------
                      NUMBER       WEIGHTED-AVERAGE       WEIGHTED-        NUMBER        WEIGHTED-
     RANGE OF       OUTSTANDING        REMAINING           AVERAGE       EXERCISABLE      AVERAGE
  EXERCISE PRICES      (000)       CONTRACTUAL LIFE     EXERCISE PRICE      (000)      EXERCISE PRICE
  ---------------   -----------   -------------------   --------------   -----------   --------------
  $ 0.05 -  1.50         180           3.6 years            $ 1.14            180          $ 1.14
  $ 3.00 -  4.38         283           5.5 years            $ 3.25            262          $ 3.19
  $ 5.13 -  6.75         872           8.9 years            $ 5.93            206          $ 6.21
  $ 7.00 - 10.13       1,545           8.7 years            $ 7.16            726          $ 7.11
  $11.00 - 19.50          51           5.6 years            $12.11             51          $12.11
                       -----                                                -----
                       2,931                                                1,425
                       =====                                                =====

  Abgenix Incentive Stock Plan

     In connection with the formation of the Company's subsidiary, Abgenix, Inc., a stock option plan was created which provides for the issuance of Abgenix common stock and granting of options for Abgenix common stock to employees, officers, directors and consultants of Abgenix. Also, as part of the initial formation of Abgenix, eligible Cell Genesys employees received a one-time grant of options under the Abgenix Plan. Abgenix grants shares of common stock for issuance under the plan at no less than the fair market value of the stock (85% of fair market value for non-qualified options). Options granted under the

                               CELL GENESYS, INC.

11. STOCKHOLDERS' EQUITY (CONTINUED)
Abgenix Plan generally vest over four years at the rate of 25% one year from the grant date and 1/48 monthly thereafter.

     Information with respect to the Abgenix Plan activity from the date of inception (July 15, 1996) to December 31, 1996 and for the year ended December 31, 1997 follows:

                                                                          OUTSTANDING STOCK OPTIONS
                                                                         ---------------------------
                                                             SHARES      NUMBER OF      WEIGHTED-
                                                            AVAILABLE     SHARES         AVERAGE
                                                              (000)        (000)      EXERCISE PRICE
                                                            ---------    ---------    --------------
Authorized at inception...................................    1,600
  Granted.................................................   (1,201)       1,201          $0.60
  Exercised...............................................                    (1)         $0.60
  Canceled................................................       13          (13)         $0.60
                                                             ------        -----
Balances, December 31, 1996...............................      412        1,187          $0.60
  Authorized..............................................      791           --
  Granted.................................................     (677)         677          $2.26
  Exercised...............................................       --         (232)         $1.51
  Canceled................................................      130         (130)         $1.14
                                                             ------        -----
Balances, December 31, 1997...............................      656        1,502          $1.22
                                                             ======        =====
Exercisable at December 31, 1996..........................                   108          $0.60
                                                                           =====
Exercisable at December 31, 1997..........................                   252          $0.80
                                                                           =====
Weighted average fair value of options granted during
  1996....................................................                                $0.60
Weighted average fair value of options granted during
  1997....................................................                                $2.25

     In 1997, Abgenix recorded deferred compensation for the difference between the grant price and the deemed fair value for financial statement presentation purposes of Abgenix' common shares for certain options granted. Amortization of deferred compensation for the year ended December 31, 1997 was $384,000.

  Somatix 1992 Stock Option Plan

     Under the terms of the merger agreement with Somatix, the Company adopted the 1992 Stock Option Plan. Information with respect to the plan activity from the date of acquisition (May 30, 1997 to December 31, 1997 follows:

                                                          NUMBER OF   WEIGHTED AVERAGE
                                                           SHARES     PRICE PER SHARE
                                                            (000)          (000)
                                                          ---------   ----------------
Outstanding at acquisition............................        1,018        $ 8.94
  Granted.............................................           --            --
  Exercised...........................................          (44)       $ 4.69
  Canceled............................................         (137)       $10.15
                                                          ---------
Authorized and Outstanding at December 31, 1997.......          837        $ 8.97
                                                          =========
Exercisable at December 31, 1997......................          810        $ 8.73
                                                          =========
Weighted average remaining contractual life...........         6.43years

                               CELL GENESYS, INC.

11. STOCKHOLDERS' EQUITY (CONTINUED)
  1992 Employee Stock Purchase Plan

     The 1992 Employee Stock Purchase Plan allows eligible employees to participate and purchase common stock at 85% of its fair value at certain specified dates. Employee contributions are limited to 10% of compensation. A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan. As of December 31, 1997, 246,459 shares have been issued pursuant to the Purchase Plan.

  Pro forma information

     Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for options granted under its employee stock option plans, including the Abgenix plan, and the Purchase Plan under the fair value method of that Statement. The fair value of Cell Genesys' options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1995, 1996 and 1997, respectively: risk-free interest rates of 7.30%, 5.29% and 6.46%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.68, 0.68 and 0.67; and an expected life of the option of 5 years and 0.5 years for options granted under the Purchase Plan. The fair value of Abgenix' options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996 (the year of plan inception) and 1997, respectively: risk-free interest rates of 6.65% and 6.46%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.68 and 0.67; and an expected life of the option granted under stock option plan of 5 years.

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

                                     1997          1996         1995
                                  -----------   ----------   ----------
                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Net loss            As reported    $(123,529)    $ (9,274)    $(14,988)
                      Pro forma    $(126,549)    $(11,028)    $(15,787)
Net loss per
  share...........  As reported    $   (5.33)    $  (0.57)    $  (1.07)
                      Pro forma    $   (5.46)    $  (0.67)    $  (1.13)

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

                               CELL GENESYS, INC.

11. STOCKHOLDERS' EQUITY (CONTINUED)
  Warrants

     In connection with its collaboration with Hoechst Marion Roussel, the Company has a warrant outstanding for the purchase of 750,000 shares of common stock at an exercise price of $13.00 per share, which expires in 2000.

     The Company has assumed various warrants issued by Somatix for the purchase of 742,716 shares of the Company's common stock at exercise prices ranging from $0.03 to $18.83 per share, which expire from June 1998 to December 1999.

  Shares reserved

     The Company has reserved shares of common stock for potential future issuance consisting of (i). 5,624,000 upon conversion of preferred stock; (ii). 1,666,667 upon conversion the note payable; (iii). 1,492,716 upon exercises of warrants; and (iv). 6,101,002 for exercises under the employee stock option plans or the stock purchase plan.

13. INCOME TAXES

     At December 31, 1997, the Company had available net operating loss and research credit carryforwards for federal income tax purposes of approximately $130 million and $2.2 million, respectively, which expire in the years 1998 through 2012, if not utilized.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31 are as follows (in thousands):

     Deferred tax assets:

                                                                1997        1996
                                                              --------    --------
Net operating loss carryforwards............................  $ 44,700    $ 17,900
Research credits............................................     3,100       2,500
Capitalized research expenses...............................     2,300       2,200
Capitalized license agreements..............................     8,000          --
Other-net...................................................     3,700       1,200
                                                              --------    --------
          Total deferred tax assets.........................    61,800      23,800
Valuation allowance for deferred tax assets.................   (61,800)    (23,800)
                                                              --------    --------
          Total deferred tax assets.........................  $     --    $     --
                                                              ========    ========

     During 1997, 1996, and 1995, the valuation allowance for deferred tax assets increased by $38.0 million, $4.2 million and $4.5 million, respectively. Approximately $2.6 million for the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The information required by this Item concerning the Company's directors is incorporated by reference to the Company's Proxy Statement related to the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end (the "1998 Proxy Statement").

     (b) The information required by this Item concerning the Company's executive officers is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----
    Balance Sheets at December 31, 1997 and 1996................   30
    Statements of Operations for the years ended December 31,
      1997, 1996 and 1995.......................................   31
    Statement of Stockholders' Equity for the years ended
      December 31, 1997, 1996 and 1995..........................   32
    Statements of Cash Flows for the years ended December 31,
      1997, 1996 and 1995.......................................   33
    Notes to Financial Statements...............................   34

    2. INDEX TO FINANCIAL STATEMENT SCHEDULES

    All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

    The Company reported on Form 8-K dated November 14, 1997, the sale and issuance of Series B Redeemable Convertible Preferred Stock.

(c) EXHIBITS

     NUMBER                                   DESCRIPTION
     ------                                   -----------
     2.1*       (10)  Stock Purchase Agreement, dated as of October 9, 1995, between the Registrant and Hoechst Marion Roussel, Inc.
     2.2        (17)  Agreement and plan of merger and reorganization, dated as of
                      January 12, 1997, among Registrant, S Merger Corp. and
                      Somatix Therapy Corporation.
     3.1        (2)   Restated Certificate of Incorporation.
     3.2        (1)   Bylaws.
    10.1        (1)   Form of Indemnification Agreement for Directors and
                      Officers.
    10.2        (14)  Amended 1989 Incentive Stock Plan.
    10.3        (14)  Amended 1992 Employee Stock Purchase Plan.
    10.4        (1)   Representative Preferred Stock Purchase Agreement.
    10.5        (1)   Fourth Amended and Restated Stockholder Rights Agreement.
    10.7*       (1)   License Agreement dated August 13, 1990 between Registrant and the University of North Carolina at Chapel Hill.
    10.7(a)     (1)   First page only of Exhibit 10.7.
    10.8(b)*    (9)   Amended and Restated Exclusive License Agreement dated
                      September 5, 1995 between the Company and the Regents of the
                      University of California.
    10.9*       (1)   License Agreement dated June 28, 1991 between Registrant and the University of Utah Research Foundation.
    10.9(a)*    (1)   First page only of Exhibit 10.9.
    10.11*      (1)   Joint Venture Agreement dated June 12, 1991 between
                      Registrant and JT Immunotech USA Inc. (without certain
                      exhibits, which are filed separately).
    10.11(a)    (1)   First page only of Exhibit 10.11.
    10.11(b)*   (4)   Amendment No. 1 dated January 1, 1994 to Joint Venture
                      Agreement (Exhibit 10.11).
    10.12*      (1)   Limited Partnership Agreement dated June 12, 1991 among
                      Registrant, Xenotech, Inc. and JT Immunotech USA Inc.
                      (without certain exhibits, which are filed separately).
    10.12(a)    (1)   First page only of Exhibit 10.12.
    10.12(b)*   (4)   Amendment No. 2 dated January 1, 1994 to Limited Partnership
                      Agreement (Exhibit 10.12).
    10.12(c)    (8)   Amendment No. 3 dated July 1, 1995 to Limited Partnership
                      Agreement (Exhibit 10.12).
    10.13*      (1)   Collaboration Agreement dated June 12, 1991 among
                      Registrant, Xenotech, Inc. and JT Immunotech USA Inc.
                      (without certain exhibits, which are filed separately).
    10.13(a)*   (1)   First page only of Exhibit 10.13 and first page of Exhibit C to Exhibit 10.13 only.
    10.13(b)*   (3)   Amendment No. 1 dated June 30, 1993 to Collaboration
                      Agreement (Exhibit 10.13).
    10.13(c)    (4)   Amendment No. 2 dated January 1, 1994 to Collaboration
                      Agreement (Exhibit 10.13).
    10.13(d)*   (8)   Amendment No. 3 dated July 1, 1995 to Collaboration
                      Agreement (Exhibit 10.13).

     NUMBER                                   DESCRIPTION
     ------                                   -----------
    10.14       (1)   Field License dated June 12, 1991 among Registrant, JT
                      Immunotech USA Inc. and the Partnership (Xenotech. L.P.).
    10.15*      (1)   Expanded Field License dated June 12, 1991 among Registrant,
                      JT Immunotech USA Inc. and the Partnership (Xenotech, L.P.).
    10.15(a)    (1)   First page only of Exhibit 10.15.
    10.19*      (1)   License Agreement dated June 17, 1992 between Registrant and
                      The Dana-Farber Cancer Institute.
    10.19(a)*   (4)   Amendment No. 1 dated December 15, 1993 to License Agreement between Registrant and the Dana-Farber Cancer Institute
                      (Exhibit 10.19).
    10.20       (2)   Amended Employment Agreement with Stephen A. Sherwin, M.D.
    10.21       (3)   Master Loan and Security Agreement dated April 26, 1993
                      between Registrant and Financing for Science International,
                      Inc.
    10.21(a)    (4)   Commitment Letter dated march 1, 1994 between Registrant and
                      Financing for Science International, Inc.
    10.21(b)    (5)   Amendment dated April 25, 1994 to Commitment Letter with
                      Financing for Science International, Inc.
    10.21(c)    (8)   Commitment Letter dated April 20, 1995 between the Company and Financing for Science International, Inc.
    10.21(d)    (14)  Amendment dated January 22, 1996 to Commitment Letter with
                      Financing for Science International, Inc.
    10.22*      (4)   Assignment of Dana-Farger Cancer Institute License Agreement
                      dated December 31, 1993 between Registrant and Xenotech L.P.
                      (Exhibit A was previously filed as Exhibit 10.19).
    10.23*      (4)   Master Research and License Agreement dated January 1, 1994 between Registrant, Japan Tobacco Inc. and Xenotech L.P.
    10.24*      (4)   Xenotech Division Research Agreement dated January 1, 1994 between Registrant, Xenotech L.P. and JT Immunotech USA Inc.
    10.24(a)    (7)   Amendment No. 1 dated as of January 19, 1995 to Xenotech
                      Division Research Agreement (Exhibit 10.24).
    10.26       (6)   Research and Development Leases dated November 1, 1994
                      between Registrant and Vintage Park Associates and Addendums thereto.
    10.27*      (11)  Collaboration Agreement, dated as of October 9,1995, by and among the Registrant, Hoechst Aktiengesellschaft and Hoechst
                      Marion Roussel, Inc., including the letter agreement dated as of October 9, 1995 between the parties.
    10.28*      (12)  Cross License Agreement. dated as of October 9, 1995, between the Registrant and Hoechst Aktiengesellschaft.
    10.29*      (13)  Settlement Procedure Agreement, dated as of October 9, 1995, by and among the Registrant, Hoechst Aktiengesellschft and
                      Massachusetts General Hospital.
    10.1*       (15)  Reassignment dated January 1, 1996 of Dana-Farber Cancer
                      Institute License Agreement between Registrant and Xenotech
                      L.P.
    10.30       (15)  Reassignment dated January 1, 1996 of Dana-Barber Cancer
                      Institute License Agreement between Registrant and Xenotech
                      L.P.
    10.31       (15)  Amendment No. 1 dated March 22, 1996 to Field License
                      (Exhibit 10.14).
    10.32       (15)  Amendment No. 2 dated June 28, 1996 to Field License
                      (Exhibit 10.14).
    10.33       (15)  Amendment No. 1 dated June 28, 1996 to Expanded Field
                      License (Exhibit   ).

     NUMBER                                   DESCRIPTION
     ------                                   -----------
    10.34*      (15)  Amendment No. 2 dated June 28, 1996 to Joint Venture
                      Agreement (Exhibit 10.11).
    10.35       (15)  Amendment No. 4 dated June 28, 1996 to Limited Partnership
                      Agreement (Exhibit 10.120.
    10.36*      (15)  Amendment No. 4 dated June 28, 1996 to Collaboration
                      Agreement (Exhibit 10.13).
    10.37*      (15)  Agreement dated June 28, 1996 to Terminate Xenotech Division
                      Research Agreement between Registrant, Xenotech L.P. and JT
                      Immunotech USA Inc.
    10.38*      (15)  Master Research License and Option Agreement dated June 28,
                      1996 between Registrant, Japan Tobacco Inc. and Xenotech
                      L.P.
    10.39*      (15)  Universal Receptor License and Option Agreement dated June
                      28, 1996 between Registrant and Xenotech L.P.
    10.40*      (16)  Amendment No. 1 dated June 7, 1996 to Vintage Park Research and Development lease.
    10.41       (16)  Lease Agreement dated July 31, 1996 between Abgenix. Inc.
                      and John Arrillaga and Richard T. Peery
    10.42       (18)  Stock Option Agreement, dated as of January 12, 1997, between Somatix Therapy Corporation, as grantor, and
                      Registrant, as grantee.
    10.42       (18)  Stock Option Agreement, dated as of January 12, 1997, between Somatix Therapy Corporation, as grantor, and
                      Registrant, as grantee.
    10.43       (19)  Stock Option Agreement, dated as of January 12, 1997, between Registrant, as grantor, and Somtix Therapy
                      Corporation, as grantee.
    10.44*      (20)  Release and Settlement Agreement, dated March 26, 1997, among Cell Genesys, Inc., Abgenix. Inc., Xenotech, L.P.,
                      Japan Tobacco Inc. and GenPharm International. Inc.
    10.45*      (20)  Cross License Agreement, effective as of March 26, 1997, among Cell Genesys, Inc. Abgenix, Inc., Xenotech, L.P.,
                      Japan Tobacco Inc. and GenPharm International, Inc.
    10.46*      (20)  Interference Settlement Procedure Agreement, effective as of
                      March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc.,
                      Xenotech. L.P., Japan Tobacco Inc. and GenPharm
                      International, Inc.
    10.47       (20)  Convertible Note Purchase Agreement, dated as of March 26,
                      1997, between Cell Genesys, Inc. and GenPharm International,
                      Inc.
    10.48       (20)  Convertible Subordinated Promissory Note, dated March 26,
                      1997, made by Cell Genesys Inc. to the order of GenPharm
                      International, Inc.
    23.1              Consent of Ernst & Young LLP, Independent Auditors.
    24.1              Power of Attorney, (Reference is made to page 52).
    27.1              Financial Data Schedule.
    99.1              Condensed Consolidating Balance Sheet at December 31, 1997
                      (Unaudited)
    99.2              Condensed Consolidating Statement of Operations for the Year
                      Ended December 31, 1997 (Unaudited)

---------------
  * Confidential treatment has been granted with respect to specific portions of this exhibit.

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

 (5) Incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-K for the quarter ended March 31, 1994.

 (6) Incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 (7) Incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended Mach 31, 1995.

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

(17) Incorporated by reference to Exhibit 2.1 filed with the Company's Form 8-K dated January 12, 1997.

(18) Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K dated January 12, 1997.

(19) Incorporated by reference to Exhibit 10.2 filed with the Company's Form 8-K dated January 12, 1997.

(20) Incorporated by reference to the Company's Form 10-K/A for the fiscal year ended December 31, 1996 as filed April 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on March 30, 1998:

                                          CELL GENESYS, INC.

                                          By:   /s/ KATHLEEN SEREDA GLAUB
                                            ------------------------------------
                                            Kathleen Sereda Glaub,
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

Date: March 30, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Sherwin, M.D. and Kathleen Sereda Glaub, jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       SIGNATURE                                     TITLE                   DATE
                       ---------                                     -----                   ----

              /s/ STEPHEN A. SHERWIN, M.D.                Chairman of the Board,         March 30, 1998
--------------------------------------------------------  President and Chief
                Stephen A. Sherwin, M.D.                  Executive Officer (Principal
                                                          Executive Officer)

               /s/ KATHLEEN SEREDA GLAUB                  Senior Vice President and      March 30, 1998
--------------------------------------------------------  Chief Financial Officer
                 Kathleen Sereda Glaub                    (Principal Financial and
                                                          Accounting Officer)

                  /s/ DAVID W. CARTER                     Director                       March 30, 1998
--------------------------------------------------------
                    David W. Carter

                   /s/ JAMES M. GOWER                     Director                       March 30, 1998
--------------------------------------------------------
                     James M. Gower

            /s/ RAJU S. KUCHERLAPATI, PH.D.               Director                       March 30, 1998
--------------------------------------------------------
              Raju S. Kucherlapati, Ph.D.

                  /s/ JOSEPH E. MAROUN                    Director                       March 30, 1998
--------------------------------------------------------
                    Joseph E. Maroun

              /s/ JOHN T. POTTS, JR., M.D.                Director                       March 30, 1998
--------------------------------------------------------
                John T. Potts, Jr., M.D.

                       SIGNATURE                                     TITLE                   DATE
                       ---------                                     -----                   ----
               /s/ THOMAS E. SHENK, PH.D.                 Director                       March 30, 1998
--------------------------------------------------------
                 Thomas E. Shenk, Ph.D.

                   /s/ EUGENE L. STEP                     Director                       March 30, 1998
--------------------------------------------------------
                     Eugene L. Step

               /s/ INDER M. VERMA, PH.D.                  Director                       March 30, 1998
--------------------------------------------------------
                 Inder M. Verma, Ph.D.

                                 EXHIBIT INDEX

     NUMBER                                   DESCRIPTION
     ------                                   -----------
     2.1*       (10)  Stock Purchase Agreement, dated as of October 9, 1995, between the Registrant and Hoechst Marion Roussel, Inc.

     2.2        (17)  Agreement and plan of merger and reorganization, dated as of
                      January 12, 1997, among Registrant, S Merger Corp. and
                      Somatix Therapy Corporation.
     3.1        (2)   Restated Certificate of Incorporation.
     3.2        (1)   Bylaws.
    10.1        (1)   Form of Indemnification Agreement for Directors and
                      Officers.
    10.2        (14)  Amended 1989 Incentive Stock Plan.
    10.3        (14)  Amended 1992 Employee Stock Purchase Plan.
    10.4        (1)   Representative Preferred Stock Purchase Agreement.
    10.5        (1)   Fourth Amended and Restated Stockholder Rights Agreement.
    10.7*       (1)   License Agreement dated August 13, 1990 between Registrant and the University of North Carolina at Chapel Hill.
    10.7(a)     (1)   First page only of Exhibit 10.7.
    10.8(b)*    (9)   Amended and Restated Exclusive License Agreement dated
                      September 5, 1995 between the Company and the Regents of the
                      University of California.
    10.9*       (1)   License Agreement dated June 28, 1991 between Registrant and the University of Utah Research Foundation.
    10.9(a)*    (1)   First page only of Exhibit 10.9.
    10.11*      (1)   Joint Venture Agreement dated June 12, 1991 between
                      Registrant and JT Immunotech USA Inc. (without certain
                      exhibits, which are filed separately).
    10.11(a)    (1)   First page only of Exhibit 10.11.
    10.11(b)*   (4)   Amendment No. 1 dated January 1, 1994 to Joint Venture
                      Agreement (Exhibit 10.11).
    10.12*      (1)   Limited Partnership Agreement dated June 12, 1991 among
                      Registrant, Xenotech, Inc. and JT Immunotech USA Inc.
                      (without certain exhibits, which are filed separately).
    10.12(a)    (1)   First page only of Exhibit 10.12.
    10.12(b)*   (4)   Amendment No. 2 dated January 1, 1994 to Limited Partnership
                      Agreement (Exhibit 10.12).
    10.12(c)    (8)   Amendment No. 3 dated July 1, 1995 to Limited Partnership
                      Agreement (Exhibit 10.12).
    10.13*      (1)   Collaboration Agreement dated June 12, 1991 among
                      Registrant, Xenotech, Inc. and JT Immunotech USA Inc.
                      (without certain exhibits, which are filed separately).
    10.13(a)*   (1)   First page only of Exhibit 10.13 and first page of Exhibit C to Exhibit 10.13 only.
    10.13(b)*   (3)   Amendment No. 1 dated June 30, 1993 to Collaboration
                      Agreement (Exhibit 10.13).
    10.13(c)    (4)   Amendment No. 2 dated January 1, 1994 to Collaboration
                      Agreement (Exhibit 10.13).
    10.13(d)*   (8)   Amendment No. 3 dated July 1, 1995 to Collaboration
                      Agreement (Exhibit 10.13).

     NUMBER                                   DESCRIPTION
     ------                                   -----------
    10.14       (1)   Field License dated June 12, 1991 among Registrant, JT
                      Immunotech USA Inc. and the Partnership (Xenotech. L.P.).
    10.15*      (1)   Expanded Field License dated June 12, 1991 among Registrant,
                      JT Immunotech USA Inc. and the Partnership (Xenotech, L.P.).
    10.15(a)    (1)   First page only of Exhibit 10.15.
    10.19*      (1)   License Agreement dated June 17, 1992 between Registrant and
                      The Dana-Farber Cancer Institute.
    10.19(a)*   (4)   Amendment No. 1 dated December 15, 1993 to License Agreement between Registrant and the Dana-Farber Cancer Institute
                      (Exhibit 10.19).
    10.20       (2)   Amended Employment Agreement with Stephen A. Sherwin, M.D.
    10.21       (3)   Master Loan and Security Agreement dated April 26, 1993
                      between Registrant and Financing for Science International,
                      Inc.
    10.21(a)    (4)   Commitment Letter dated march 1, 1994 between Registrant and
                      Financing for Science International, Inc.
    10.21(b)    (5)   Amendment dated April 25, 1994 to Commitment Letter with
                      Financing for Science International, Inc.
    10.21(c)    (8)   Commitment Letter dated April 20, 1995 between the Company and Financing for Science International, Inc.
    10.21(d)    (14)  Amendment dated January 22, 1996 to Commitment Letter with
                      Financing for Science International, Inc.
    10.22*      (4)   Assignment of Dana-Farger Cancer Institute License Agreement
                      dated December 31, 1993 between Registrant and Xenotech L.P.
                      (Exhibit A was previously filed as Exhibit 10.19).
    10.23*      (4)   Master Research and License Agreement dated January 1, 1994 between Registrant, Japan Tobacco Inc. and Xenotech L.P.
    10.24*      (4)   Xenotech Division Research Agreement dated January 1, 1994 between Registrant, Xenotech L.P. and JT Immunotech USA Inc.
    10.24(a)    (7)   Amendment No. 1 dated as of January 19, 1995 to Xenotech
                      Division Research Agreement (Exhibit 10.24).
    10.26       (6)   Research and Development Leases dated November 1, 1994
                      between Registrant and Vintage Park Associates and Addendums thereto.
    10.27*      (11)  Collaboration Agreement, dated as of October 9,1995, by and among the Registrant, Hoechst Aktiengesellschaft and Hoechst
                      Marion Roussel, Inc., including the letter agreement dated as of October 9, 1995 between the parties.
    10.28*      (12)  Cross License Agreement. dated as of October 9, 1995, between the Registrant and Hoechst Aktiengesellschaft.
    10.29*      (13)  Settlement Procedure Agreement, dated as of October 9, 1995, by and among the Registrant, Hoechst Aktiengesellschft and
                      Massachusetts General Hospital.
    10.1*       (15)  Reassignment dated January 1, 1996 of Dana-Farber Cancer
                      Institute License Agreement between Registrant and Xenotech
                      L.P.
    10.30       (15)  Reassignment dated January 1, 1996 of Dana-Barber Cancer
                      Institute License Agreement between Registrant and Xenotech
                      L.P.
    10.31       (15)  Amendment No. 1 dated March 22, 1996 to Field License
                      (Exhibit 10.14).
    10.32       (15)  Amendment No. 2 dated June 28, 1996 to Field License
                      (Exhibit 10.14).
    10.33       (15)  Amendment No. 1 dated June 28, 1996 to Expanded Field
                      License (Exhibit   ).

     NUMBER                                   DESCRIPTION
     ------                                   -----------
    10.34*      (15)  Amendment No. 2 dated June 28, 1996 to Joint Venture
                      Agreement (Exhibit 10.11).
    10.35       (15)  Amendment No. 4 dated June 28, 1996 to Limited Partnership
                      Agreement (Exhibit 10.120.
    10.36*      (15)  Amendment No. 4 dated June 28, 1996 to Collaboration
                      Agreement (Exhibit 10.13).
    10.37*      (15)  Agreement dated June 28, 1996 to Terminate Xenotech Division
                      Research Agreement between Registrant, Xenotech L.P. and JT
                      Immunotech USA Inc.
    10.38*      (15)  Master Research License and Option Agreement dated June 28,
                      1996 between Registrant, Japan Tobacco Inc. and Xenotech
                      L.P.
    10.39*      (15)  Universal Receptor License and Option Agreement dated June
                      28, 1996 between Registrant and Xenotech L.P.
    10.40*      (16)  Amendment No. 1 dated June 7, 1996 to Vintage Park Research and Development lease.
    10.41       (16)  Lease Agreement dated July 31, 1996 between Abgenix. Inc.
                      and John Arrillaga and Richard T. Peery
    10.42       (18)  Stock Option Agreement, dated as of January 12, 1997, between Somatix Therapy Corporation, as grantor, and
                      Registrant, as grantee.
    10.42       (18)  Stock Option Agreement, dated as of January 12, 1997, between Somatix Therapy Corporation, as grantor, and
                      Registrant, as grantee.
    10.43       (19)  Stock Option Agreement, dated as of January 12, 1997, between Registrant, as grantor, and Somtix Therapy
                      Corporation, as grantee.
    10.44*      (20)  Release and Settlement Agreement, dated March 26, 1997, among Cell Genesys, Inc., Abgenix. Inc., Xenotech, L.P.,
                      Japan Tobacco Inc. and GenPharm International. Inc.
    10.45*      (20)  Cross License Agreement, effective as of March 26, 1997, among Cell Genesys, Inc. Abgenix, Inc., Xenotech, L.P.,
                      Japan Tobacco Inc. and GenPharm International, Inc.
    10.46*      (20)  Interference Settlement Procedure Agreement, effective as of
                      March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc.,
                      Xenotech. L.P., Japan Tobacco Inc. and GenPharm
                      International, Inc.
    10.47       (20)  Convertible Note Purchase Agreement, dated as of March 26,
                      1997, between Cell Genesys, Inc. and GenPharm International,
                      Inc.
    10.48       (20)  Convertible Subordinated Promissory Note, dated March 26,
                      1997, made by Cell Genesys Inc. to the order of GenPharm
                      International, Inc.
    23.1              Consent of Ernst & Young LLP, Independent Auditors.
    24.1              Power of Attorney, (Reference is made to page 52).
    27.1              Financial Data Schedule.
    99.1              Condensed Consolidating Balance Sheet at December 31, 1997
                      (Unaudited)
    99.2              Condensed Consolidating Statement of Operations for the Year
                      Ended December 31, 1997 (Unaudited)

---------------
  * Confidential treatment has been granted with respect to specific portions of this exhibit.

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

 (5) Incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-K for the quarter ended March 31, 1994.

 (6) Incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 (7) Incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended Mach 31, 1995.

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

(17) Incorporated by reference to Exhibit 2.1 filed with the Company's Form 8-K dated January 12, 1997.

(18) Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K dated January 12, 1997.

(19) Incorporated by reference to Exhibit 10.2 filed with the Company's Form 8-K dated January 12, 1997.

(20) Incorporated by reference to the Company's Form 10-K/A for the fiscal year ended December 31, 1996 as filed April 30, 1997.