Form 10-Q
period 1998-03-31
CELL GENESYS INC
filed 1998-05-14
CIK 865231

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR


           [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the Period From _____ to _____

                         Commission File Number: 0-19986

                               CELL GENESYS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                      94-3061375
(State or other jurisdiction                           (I.R.S. employer
of incorporation or organization)                  identification number)

                342 Lakeside Drive, Foster City, California 94404
              (Address of principal executive offices and zip code)

               Registrant's telephone number, including area code:
                                 (650) 425-4400


           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           As of May 1, 1998, the number of outstanding shares of the Registrant's Common Stock was 28,340,173.

================================================================================

                               CELL GENESYS, INC.

                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements:

           a.   Condensed Consolidated Balance Sheets - March 31, 1998 and
                December 31, 1997....................................................................................3

           b.   Condensed Consolidated Statements of Operations - Three Months
                Ended March 31, 1998 and 1997........................................................................4

           c.   Condensed Consolidated Statements of Cash Flows -Three Months Ended
                March 31, 1998 and 1997..............................................................................5

           d.   Notes to Condensed Consolidated Financial Statements.................................................6


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................................................................8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...............................................16


PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.........................................................................17

SIGNATURE ..........................................................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               CELL GENESYS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        MARCH 31,              DECEMBER 31,
                                                                                          1998                      1997
                                                                            -----------------------------------------------------
ASSETS                                                                                 (Unaudited)

Current assets:
   Cash and cash equivalents............................................        $           1,511         $         10,631
   Short-term investments...............................................                   79,827                   78,185
   Prepaid expenses and other current assets............................                    2,174                    2,943
                                                                            -----------------------------------------------------
Total current assets....................................................                   83,512                   91,759

Property and equipment at cost, net.....................................                   13,583                   13,815
Deposits and other assets, net..........................................                    1,369                    1,313
                                                                            -----------------------------------------------------
                                                                                $          98,464         $        106,887
                                                                            =====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other accrued liabilities.......................        $           8,693         $          8,405
   Deferred revenue from related parties................................                    4,394                    5,993
   Accrued acquisition related costs....................................                    1,332                    1,648
   Current portion of property and equipment financing..................                    4,894                    5,159
   Contribution payable to related party................................                    3,750                    3,750
   Convertible note payable.............................................                   15,000                   15,000
                                                                            -----------------------------------------------------
Total current liabilities...............................................                   38,063                   39,955

Noncurrent portion of property and equipment financing..................                   10,496                   11,082

Redeemable convertible preferred stock..................................                   19,817                   19,817
Minority interest in the equity of subsidiary...........................                   18,726                   17,392

Stockholders' equity:
   Common stock.........................................................                       28                       28
   Additional paid-in capital...........................................                  200,304                  199,495
   Deferred compensation of subsidiary..................................                   (1,619)                  (1,319)
   Accumulated deficit..................................................                 (187,351)                (179,563)
                                                                            -----------------------------------------------------
Total stockholders' equity..............................................                   11,362                   18,641
                                                                            -----------------------------------------------------
                                                                                $          98,464         $        106,887
                                                                            =====================================================

                             See accompanying notes

                               CELL GENESYS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    1998                     1997
                                                                                ------------------------------------
                                                                                (In thousands except per share data)

Revenue under collaborative agreements with related parties .................    $  4,564                 $  7,849

Operating expenses:
   Research and development .................................................      12,467                    8,279
   General and administrative ...............................................       2,984                    2,136
   Charge for cross-license and settlement (includes $3,750
      equity in losses of Xenotech joint venture associated with
      cross-license and settlement) .........................................          --                   15,000
                                                                                -----------------------------------
Total operating expenses ....................................................      15,451                   25,415

Interest income .............................................................       1,225                    1,064
Interest expense ............................................................        (671)                    (288)
                                                                                -----------------------------------
Net loss before minority interest ...........................................     (10,333)                 (16,790)
                                                                                -----------------------------------
Loss of consolidated subsidiary attributed to minority interest . ...........       2,646                       --
                                                                                -----------------------------------
Net loss ....................................................................    $ (7,687)                $(16,790)
                                                                                ===================================

Basic and diluted net loss per share ........................................    $  (0.27)                $  (1.01)
                                                                                ===================================

Shares used in computing basic and diluted net loss per share ...............      28,211                   16,546
                                                                                ===================================

                               CELL GENESYS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                             1998                    1997
                                                                                ---------------------------------------------------
                                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss...................................................................     $           (7,687)             $    (16,790)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization...........................................                  1,388                     1,109
      Amortization of deferred compensation of subsidiary.....................                    149                        --
      Minority interest in net loss of subsidiary.............................                 (2,646)                       --
      Equity in losses of Xenotech joint venture..............................                    115                        96
      Charge for cross-license and settlement.................................                     --                    15,000
   Changes to:
      Prepaid expenses and other assets.......................................                    484                    (1,402)
      Accounts payable and other accrued liabilities..........................                    231                    (2,561)
      Deferred revenue from related parties...................................                 (1,599)                   (7,859)
      Accrued acquisition related costs.......................................                   (316)                       --
                                                                                ---------------------------------------------------
           Net cash used in operating activities..............................                 (9,881)                  (12,407)
                                                                                ---------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments........................................                (19,435)                  (15,946)
   Maturities of short-term investments.......................................                  6,000                     2,919
   Sales of short-term investments............................................                 11,703                    22,954
   Contributions to Xenotech joint venture....................................                   (117)                      (83)
   Capital expenditures.......................................................                    (54)                     (998)
                                                                                ---------------------------------------------------
           Net cash provided by (used in) investing activities................                 (1,903)                    8,846
                                                                                ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from minority interest in subsidiary..............................                  3,982                        --
   Proceeds from issuance of common stock.....................................                    213                       279
   Proceeds from property and equipment financing.............................                     --                     5,137
   Payments under property and equipment financing obligations................                 (1,531)                     (679)
                                                                                ---------------------------------------------------
           Net cash provided by financing activities..........................                  2,664                     4,737
                                                                                ---------------------------------------------------

Net increase (decrease) in cash and cash equivalents..........................                 (9,120)                    1,176
Cash and cash equivalents at beginning of period..............................                 10,631                    20,935
                                                                                ---------------------------------------------------
Cash and cash equivalents at end of period....................................     $            1,511           $        22,111
                                                                                ===================================================

                               CELL GENESYS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

           The accompanying condensed consolidated financial statements at March 31, 1998 and for the three months ended March 31, 1998 and 1997 include the accounts of Cell Genesys, Inc., including its subsidiaries Abgenix, Inc. and, from May 30, 1997, the date of acquisition, Somatix Therapy Corporation (collectively, the "Company"). These statements are unaudited, but include all of the adjustments, consisting only of normal recurring adjustments, which the management of the Company considers necessary for a fair presentation of the Company's financial position at such dates and the operating results and cash flows of those periods. The results of the interim periods are not necessarily indicative of the results for the entire year. The balance sheet and accompanying notes at December 31, 1997 have been condensed from the audited financial statements included in the Company's filing on Form 10-K.

           The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1997 included in its filing on Form 10-K.

COMPREHENSIVE INCOME (LOSS)

           As of January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income
(loss). Prior year financial statements will be reclassified to conform to the requirements of SFAS 130.

           For the three months ended March 31, 1998 and 1997, total comprehensive loss amounted to $7.8 million and $16.9 million, respectively.


2.  CHARGE FOR CROSS-LICENSE AND SETTLEMENT

           On March 27, 1997, the Company announced that, along with Abgenix, Xenotech, L.P. ("Xenotech", an equal joint venture of Abgenix and Japan Tobacco) and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm International, Inc. (a subsidiary of Medarex, Inc.) that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. The Company also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the cross-license and settlement agreement, Cell Genesys issued a note due September 30, 1998 for $15.0 million, convertible into shares of Cell Genesys common stock, at $8.62 per share. Of this note, $3.75 million was contributed to, then paid by Xenotech. The entire amount of the note was recognized as expense by Abgenix in the first quarter of 1997 based on an independent valuation analysis of technology acquired. In addition, Japan Tobacco also made a cash payment to GenPharm. During 1997, two patent milestones of $7.5 million each under the agreement were met. Xenotech recognized expense of $15.0 million, $7.5 million of which was paid in cash with the remainder to be paid in November 1998. During 1997, Abgenix recognized an expense of $7.5 million for its contribution due to Xenotech for its share of the patent milestone obligations, of which $3.75 million was paid in cash and $3.75 million is accrued at March 31, 1998. The balance of the patent milestone obligations is the responsibility of Japan Tobacco. No additional milestone payments will accrue under this agreement.


3.  MINORITY INTEREST

           Minority interest in the equity of subsidiary represents the minority stockholders' proportionate share of the equity of Abgenix, Inc. (Abgenix). In December 1997, Abgenix issued 2,846,542 shares of Series B redeemable convertible preferred stock at $6.50 per share to the minority shareholders for net aggregate proceeds of $17.0 million (net of $1.5 million of issuance costs). In addition, at December 31, 1997, Abgenix held subscriptions for 421,143 shares of Series B redeemable convertible preferred stock. Proceeds of $2.7 million (net of $81,000 of issuance costs) from these subscriptions were received in January 1998. Also in January 1998, Abgenix issued 160,000 shares of Series C redeemable convertible preferred stock at $8.00 per share for net proceeds of $1.3 million. At March 31, 1998 and December 31, 1997, the Company owned approximately 54% and 55%, respectively, of Abgenix. The Company attributed $2.6 million of the losses of Abgenix for the first quarter 1998 to the minority stockholders.

4.  ABGENIX' INITIAL PUBLIC OFFERING

           On April 22, 1998, Abgenix filed a Registration Statement on Form S-1, as amended, with the SEC for an initial public offering of its common stock. Abgenix proposes to register 3,000,000 shares of common stock, excluding the underwriters' over-allotments. After the completion of the offering, Cell Genesys' ownership percentage of Abgenix is expected to decrease from 54% as of March 31, 1998 to approximately 40%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           Statements made in this Item other than statements of historical fact, including statements about the Company's and its subsidiary's clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property and anticipated operating results and cash expenditures are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technology, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward-looking statements. The following should be read in conjunction the Company's Annual Report for the year ended December 31, 1997 included in its filing on Form 10-K.

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

       In May 1997, Cell Genesys acquired Somatix Therapy Corporation ("Somatix"), establishing a leadership position in gene therapy. Product research and development programs of the two companies were highly complementary, with Cell Genesys focused on the treatment of AIDS and cancer, and Somatix focused on cancer, central nervous system diseases and other disorders. Technology research and development programs also were highly complementary, with synergies in the retroviral and adenoviral vector programs of both companies and with new adeno-associated viral and lentiviral vector programs contributed by Somatix. Integration of the two companies was completed by the end of 1997, including prioritizing the most promising programs and significantly reducing overall expenses of the combined businesses. With the combined portfolio of product opportunities, technologies and intellectual property, Cell Genesys believes it has substantially increased its ability to attract new corporate collaborations to advance product candidates through development and commercialization and also has expanded its opportunities to license additional therapeutic genes from other companies and research institutes needed to create new gene therapies.

       During 1997, Cell Genesys made extensive progress in its gene therapy programs. For the treatment of HIV infection, Phase II human clinical studies were expanded using T cell AIDS gene therapy, based on encouraging data from earlier clinical studies and widespread medical reports about the inability of current drug therapies to eradicate reservoirs of HIV, the AIDS-causing virus. For the treatment of cancer, Phase I/II human clinical studies were initiated using T cell cancer gene therapy for colon cancer and using the GVAX (TM) cancer vaccine for melanoma, lung cancer and prostate cancer. Hemophilia gene therapy entered preclinical testing and demonstrated long-term production of a blood clotting protein that is deficient in patients with hemophilia. Cardiovascular gene therapy continued to show promise in preclinical testing for the prevention or inhibition of restenosis following angioplasty. In Cell Genesys' central nervous system gene therapy program, progress was achieved in preclinical studies evaluating the potential to slow or halt the degeneration of certain brain cells in Parkinson's disease. A new treatment indication, the management of uncontrollable pain associated with fatal illness, is also being evaluated.

           In the human monoclonal antibody program (being pursued through the Company's subsidiary, Abgenix), the Company has developed transgenic technology to create strains of mice capable of producing human monoclonal antibodies. These transgenic mice contain the majority of human antibody genes and could produce multiple product candidates. The Company believes that fully human antibodies should avoid the allergic reactions seen with antibodies containing mouse proteins, which should make them better suited to long-term therapy and could provide a marketing advantage. Abgenix is focused on the development and commercialization of monoclonal antibodies to treat a wide range of serious diseases, including transplantation-associated conditions, inflammation, autoimmune disorders and cancer. Abgenix currently has five antibody products in development. Abgenix' lead product candidate, ABX-CBL, is in confirmatory Phase II trials for treating steroid-resistant graft versus host disease (GVHD), a frequent, fatal and currently untreatable complication of allogeneic bone marrow transplants. ABX-CBL has been tested in various acute transplant related conditions including GVHD, kidney and corneal transplant rejection in 90 patients to date. Clinical trials have been initiated for a second antibody product, ABX-IL8, for the treatment of moderate to severe psoriasis.

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


RESULTS OF OPERATIONS

           Revenue decreased to $4.6 million from $7.8 million for the three months ended March 31, 1998 and 1997, respectively. In 1995, the Company entered into a collaboration agreement with Hoechst Marion Roussel, Inc. for Cell Genesys' AIDS gene therapy program. A portion of the decrease in revenue reflects the completion of the majority of the research under this program and the current focus on human clinical trials. Hoechst Marion Roussel will continue to fund this clinical development program through 1998. In February 1997, Cell Genesys entered into an agreement to license the Company's gene activation technology to Hoechst Marion Roussel for erythropoietin (EPO) and a second undisclosed protein. The agreement provides for milestone payments and annual maintenance fees, in addition to royalties on future sales of these two potential gene-activated protein products. The Company recognized revenue of $2.0 million and $4.0 million for the three months ended March 31, 1998 and 1997, respectively, pursuant to the agreement. Revenues resulting from the Company's joint venture ("Xenotech") with JT Immunotech in its human monoclonal antibody program also decreased in the first quarter of 1998 compared to the prior year due to the completion of the majority of research activities.

           Research and development expenses increased to $12.5 million from $8.3 million for the three months ended March 31, 1998 and 1997, respectively. The increase reflects the costs of additional research staff transferred following the acquisition of Somatix and expanding clinical development activities for the Company's AIDS gene therapy and cancer gene therapy programs. The increase also reflects Abgenix' contract manufacturing costs related to its lead antibody product candidate. Research and development expenses generally represent approximately 80% of the Company's total operating expenses, excluding the effect of the non-recurring charge for the cross-license and settlement. The Company expects that its research and development expenditures will continue to increase to support additional product development activities, particularly in the field of cancer, for which a number of trials commenced in 1997. The rate of increase depends on a number of factors including progress in research and development, especially clinical trials.

           General and administrative expenses increased to $3.0 million from $2.1 million for the three months ended March 31, 1998 and 1997, respectively. The increase reflects growth in administrative staff and outside services required to support expanded research and development programs, including facilities expenses related to Abgenix' lease of independent facilities and hiring of independent administrative staff during the first quarter of 1997. The Company expects these expenses to increase as these programs expand.

           For the three months ended March 31, 1997, the Company recognized a $15 million non-recurring, non-cash charge related to the Company's cross-license and settlement agreement with GenPharm International, Inc.

           Interest income increased to $1.2 million from $1.1 million for the three months ended March 31, 1998 and 1997, respectively. The increase was due to higher average cash balances due to equity financings completed in the fourth quarter 1997 by both Cell Genesys and Abgenix. Interest expense increased to $671,000 from $288,000 for the three months ended March 31, 1998 and 1997, respectively, due to higher levels of property and equipment financing and interest paid on the note payable to GenPharm.

           Cell Genesys' net loss decreased to $7.7 million from $16.8 million for the three months ended March 31, 1998 and 1997, respectively. Increased operating expenses for the first quarter 1998 were offset by the non-recurring $15.0 million charge recognized for the same period in 1997. In addition, the Company attributed $2.6 million of the losses of Abgenix for the first quarter 1998 to the minority stockholders. Net loss, excluding non-recurring charges, are expected to continue and are likely to increase in future years as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and late stage human testing of its potential products.

LIQUIDITY AND CAPITAL RESOURCES

           Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through March 31, 1998, the Company received $169.1 million in net proceeds from equity financings, $95.9 million under collaborative agreements and utilized $26.2 million of property and equipment financings.

           At March 31, 1998, Cell Genesys' cash, cash equivalents and short-term investments totaled $81.3 million, compared to $88.8 million at December 31, 1997. This decrease of $7.5 million was primarily due to use of cash in operating activities.

           On March 27, 1997, the Company announced that, along with Abgenix, Xenotech, L.P. ("Xenotech", an equal joint venture of Abgenix and Japan Tobacco) and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm International, Inc. that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. The Company also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the cross-license and settlement agreement, Cell Genesys issued a note due September 30, 1998 for $15.0 million, convertible into shares of Cell Genesys common stock, at $8.62 per share. Of this note, $3.75 million was contributed to, then paid by Xenotech. The entire amount of the note was recognized as expense by Abgenix in the first quarter of 1997 based on an independent valuation analysis of technology acquired. In addition, Japan Tobacco also made a cash payment to GenPharm. During 1997, two patent milestones of $7.5 million each under the agreement were met. Xenotech recognized expense of $15.0 million, $7.5 million of which was paid in cash with the remainder to be paid in November 1998. During 1997, Abgenix recognized an expense of $7.5 million for its contribution due to Xenotech for its share of the patent milestone obligations, of which $3.75 million was paid in cash and $3.75 million is accrued at March 31, 1998. The balance of the patent milestone obligations is the responsibility of Japan Tobacco. No additional milestone payments will accrue under this agreement.

           Cell Genesys anticipates that consolidated net cash expenditures will not exceed $25 million in 1998. Revenues under the agreement with Hoechst Marion Roussel are expected to decrease in 1998 and have been prepaid by Hoechst Marion Roussel. In addition, the above referenced note payable to GenPharm will come due September 30, 1998 and, depending on the Cell Genesys stock price at that time, may require cash settlement at the option of the holder. Payment by Abgenix of the second milestone due GenPharm will also be due in 1998. The Company expects its cash requirements to increase significantly in the future. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction and maintenance of collaborative partners; the acquisition of new products or technologies; and the cost of litigation, patent interference proceedings or other legal proceedings or their resolution.

           Cell Genesys believes that its available cash, cash equivalents and short-term investments at March 31, 1988, together with payments to be received under the Company's collaborative arrangements and license agreements and $2.5 million in equipment financing available for capital equipment purchases will be sufficient to meet the Company's operating expenses and capital requirements at least through 1999. Thereafter, the Company will require substantial additional funds. Because of the Company's significant long-term cash requirements, the Company regularly considers financing alternatives, including the private or public sale of equity by Cell Genesys and by its subsidiary Abgenix. Any such transaction may be dilutive to existing stockholders. On April 22, 1998, Abgenix filed a Registration Statement on Form S-1, as amended, with the SEC for an initial public offering of its common stock.

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

           Cell Genesys expects to raise additional funds through additional equity or debt financings, collaborative relationships, or otherwise. Because of these long-term capital requirements, the Company and its subsidiary, Abgenix, may seek to access the public or private equity markets whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. On April 22, 1998, Abgenix filed a Registration Statement on Form S-1, as amended, with the SEC for an initial public offering of its common stock. There can be no assurance that any such additional funding will be available to the Company, or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research, development and clinical activities or to seek to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself, any of which could have a material adverse effect on the Company's business, results of operations, financial condition or cash flow.

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

            The commercial success of the Company will also depend in part on not infringing the patents or proprietary rights of others and not breaching licenses granted to Cell Genesys. The Company will be required to obtain licenses to certain third party technology and genes necessary to conduct its business. Any failure by the Company to license at reasonable cost any technology or genes required to commercialize its technologies or products may have a material adverse effect on the Company's business, results of operations, financial condition or cash flow.

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

           Operating Loss And Accumulated Deficit. Cell Genesys has incurred net losses since its inception. At March 31, 1998, Cell Genesys' accumulated deficit was approximately $187.4 million. Such losses have resulted principally from expenses incurred in its research and development programs, the acquisition of Somatix and other new technologies, and to a lesser extent, from general and administrative expenses. In 1997, Cell Genesys incurred losses of $123.5 million, including $78.9 million related to the acquisition of Somatix and $22.5 million related to the Cross-License and Settlement Agreement with GenPharm. The Company expects to incur substantial losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials and manufacturing. Cell Genesys expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture or market its products or ever achieve or sustain product revenues or profitability.

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

           Cell Genesys has clinical trial arrangements with the National Institutes of Allergy and Infectious Diseases covering the initial proof-of-principle study for AIDS gene therapy being conducted in identical twin pairs now in Phase II testing. Cell Genesys also has clinical trial arrangements with the University of California San Francisco, San Francisco General Hospital, the University of Colorado Health Sciences Center, Massachusetts General Hospital, the University of California Los Angeles, ViRx, Inc. and the Aids Research Community Consortium covering Cell Genesys' patient-specific configuration of its AIDS gene therapy also now in Phase II testing. If these relationships were terminated, progress of clinical testing would be adversely affected.

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

           In addition, the Company has several clinical trial arrangements under its T cell gene therapy program for cancer, including with University of California, San Francisco, Stanford University and PRN Research, Inc. In the event that any of these relationships are terminated, the completion and evaluation of clinical trials could be adversely affected

           The Company will depend, in part, on the continued availability of outside scientific collaborators performing research. These relationships generally may be terminated at any time by the collaborator, typically by giving 30 days' notice. The Company's scientific collaborators are not employees of Cell Genesys. As a result, the Company has limited control over their activities and can expect that only limited amounts of their time will be dedicated to the Company's activities. The Company's agreements with these collaborators, as well as those with the Company's scientific consultants provide that any rights the Company obtains as a result of the research efforts of these individuals will be subject to the rights of the research institutions in such work. In addition, some of these collaborators have consulting or other advisory arrangements with other entities that may conflict with their obligations to the Company. For these reasons, there can be no assurance that inventions or processes discovered by the Company's scientific collaborators or consultants will become the property of the Company.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                     a)        Exhibits

                               27.1  Financial Data Schedule

                     b)        Reports on Form 8-K

                               None.


                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on May 14, 1998:



                                         CELL GENESYS, INC.

                                         By: /s/ KATHLEEN SEREDA GLAUB
                                             -----------------------------------
                                             Kathleen Sereda Glaub,
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting and
                                             Financial Officer)

                                         Date: May 14, 1998

INDEX TO EXHIBITS

Exhibit
Number                     Description
------                     -----------

27.1                       Financial Data Schedule