Form 10-Q
period 1998-06-30
CELL GENESYS INC
filed 1998-08-14
CIK 865231

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR


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

     As of August 1, 1998, the number of outstanding shares of the Registrant's Common Stock was 28,450,809.

================================================================================

                               CELL GENESYS, INC.

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         a.  Condensed Consolidated Balance Sheets - June 30, 1998 and
             December 31, 1997.................................................................3

         b.  Condensed Consolidated Statements of Operations - Three and Six Months
             Ended June 30, 1998 and 1997......................................................4

         c.  Condensed Consolidated Statements of Cash Flows -Six Months Ended
             June 30, 1998 and 1997............................................................5

         d.  Notes to Condensed Consolidated Financial Statements..............................6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................16

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................................17

Item 6.  Exhibits and Reports on Form 8-K.....................................................18

SIGNATURES....................................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               CELL GENESYS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           JUNE 30,      DECEMBER 31,
                                                            1998             1997
                                                          --------------------------
                                                         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...........................   $    2,446      $   10,631
   Short-term investments..............................       65,263          78,185
   Prepaid expenses and other current assets...........        3,264           2,943
                                                          --------------------------
Total current assets...................................       70,973          91,759

Property and equipment at cost, net....................       12,568          13,815
Deposits and other assets, net.........................        1,211           1,313
                                                          --------------------------
                                                          $   84,752      $  106,887
                                                          ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other accrued liabilities......   $    7,693      $    8,405
   Deferred revenue....................................        2,186           5,993
   Accrued acquisition related costs...................        1,044           1,648
   Current portion of property and equipment
     financing.........................................        4,805           5,159
   Contribution payable to related party...............        3,750           3,750
   Convertible note payable............................       15,000          15,000
                                                          --------------------------
Total current liabilities..............................       34,478          39,955

Noncurrent portion of property and equipment
   financing...........................................        9,460          11,082

Redeemable convertible preferred stock.................       19,817          19,817
Minority interest in the equity of subsidiary..........       17,225          17,392

Stockholders' equity:
   Common stock........................................           28              28
   Additional paid-in capital..........................      200,848         199,495
   Deferred compensation of subsidiary.................       (1,470)         (1,319)
   Accumulated deficit.................................     (195,634)       (179,563)
                                                          --------------------------
Total stockholders' equity.............................        3,772          18,641
                                                          --------------------------
                                                          $   84,752      $  106,887
                                                          ==========================

                             See accompanying notes

                               CELL GENESYS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                    1998           1997             1998            1997
                                                  ---------------------------------------------------------
                                                           (In thousands, except per share data)
Revenue under collaborative agreements........... $  2,934      $   3,992         $   7,498      $   11,896

Operating expenses:
  Research and development.......................   10,879          8,017            23,346          16,351
  General and administrative ....................    2,230          2,930             5,214           5,066
  Charge for purchased in-process technology.....       --         72,270                --          72,270
  Restructuring costs related to acquisition.....       --          6,576                --           6,576
  Charge for cross-license and settlement
     (includes $3,750 equity in losses of
     Xenotech joint venture associated with
     cross-license and settlement)...............       --             --                --          15,000
                                                  ---------------------------------------------------------
Total operating expenses.........................   13,109         89,793            28,560         115,263

Interest income..................................    1,030          1,055             2,255           2,119
Interest expense.................................     (727)          (783)           (1,398)         (1,071)
                                                  ---------------------------------------------------------

Net loss before minority interest................   (9,872)       (85,529)          (20,205)       (102,319)

Loss attributed to minority interest.............    1,546             --             4,192              --               --
                                                  ---------------------------------------------------------
Net loss......................................... $ (8,326)     $ (85,529)        $ (16,013)     $ (102,319)
                                                  =========================================================

Net loss per share............................... $  (0.29)     $   (4.20)        $   (0.57)     $    (5.55)
                                                  =========================================================

Shares used in computing net loss per share......   28,335         20,348            28,273          18,447
                                                  =========================================================

                             See accompanying notes

                               CELL GENESYS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          SIX MONTHS ENDED JUNE 30,
                                                            1998             1997
                                                          --------------------------
                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss.............................................  $ (16,013)      $ (102,319)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation and amortization......................      2,507            2,356
     Amortization of deferred compensation .............        528               --
     of subsidiary
     Minority interest in net loss of subsidiary........     (4,192)              --
     Equity in losses of Xenotech joint venture.........        118              133
     Charge for purchased in-process technology.........         --           72,270
     Restructuring charges..............................         --            4,021
     Charge for cross-license and settlement ...........         --           15,000
   Changes to:
     Prepaid expenses and other assets..................        433           (1,135)
     Accounts payable and other accrued ................     (2,696)          (1,911)
       liabilities
     Accrued compensation and benefits..................        518           (1,241)
     Deferred revenue from related parties..............     (3,807)          (3,720)
     Accrued construction costs.........................        102           (2,053)
     Accrued legal expenses.............................        418           (1,323)
     Accrued acquisition related costs..................       (604)              --
                                                          --------------------------
          Net cash used in operating activities.........    (22,688)         (19,922)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments..................    (22,386)         (23,287)
   Maturities of short-term investments.................      9,000            2,919
   Sales of short-term investments......................     26,255           24,948
   Purchase of subsidiary, net of cash acquired ........         --            2,842
   Contributions to Xenotech joint venture .............         (8)             (83)
   Capital expenditures.................................       (151)            (284)
                                                          --------------------------
          Net cash provided by investing activities.....     12,710            7,055
                                                          --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from minority interest investment
     in subsidiary......................................      3,944               --
   Proceeds from issuance of common stock...............        759              288
   Proceeds from property and equipment financing.......         --            4,546
   Payments under property and equipment
     financing obligations..............................     (2,910)          (1,768)
                                                          --------------------------
          Net cash provided by financing activities.....      1,793            3,066
                                                          --------------------------

Net decrease in cash and cash equivalents...............     (8,185)          (9,801)
Cash and cash equivalents at beginning of period........     10,631           20,935
                                                          --------------------------
Cash and cash equivalents at end of period..............  $   2,446       $   11,134
                                                          ==========================

                             See accompanying notes

                               CELL GENESYS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements at June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include the accounts of Cell Genesys, Inc., including its subsidiaries Abgenix, Inc. and, from May 30, 1997, the date of acquisition, Somatix Therapy Corporation (collectively, the "Company"). These statements are unaudited, but include all of the adjustments, consisting only of normal recurring adjustments, which the management of the Company considers necessary for a fair presentation of the Company's financial position at such dates and the operating results and cash flows of those periods. The results of the interim periods are not necessarily indicative of the results for the entire year. The balance sheet and accompanying notes at December 31, 1997 have been condensed from the audited financial statements included in the Company's filing on Form 10-K.

     The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1997 included in its filing on Form 10-K.

COMPREHENSIVE INCOME (LOSS)

     As of January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income(loss) is comprised of net income(loss) and other comprehensive income(loss). The measurement and presentation of net income(loss) will not change. Other comprehensive income(loss) includes certain changes to stockholders' equity of the Company that are excluded from net income(loss). Specifically, SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Prior year financial statements will be reclassified to conform to the requirements of SFAS 130.

     Total comprehensive loss amounted to $8.3 million and $85.3 million for the three months ended June 30, 1998 and 1997, and $16.1 million and $102.2 million for the six months ended June 30, 1998 and 1997, respectively.


2.   CHARGE FOR CROSS-LICENSE AND SETTLEMENT

     On March 27, 1997, the Company announced that, along with Abgenix, Xenotech, L.P. ("Xenotech", an equal joint venture of Abgenix and Japan Tobacco) and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm International, Inc. (a subsidiary of Medarex, Inc.) that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. The Company also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the cross-license and settlement agreement, Cell Genesys issued a note due September 30, 1998 for $15.0 million, convertible into shares of Cell Genesys common stock, at $8.62 per share. Of this note, $3.75 million was contributed to, then paid by Xenotech. The entire amount of the note was recognized as expense by Abgenix in the first quarter of 1997 based on an independent valuation analysis of technology acquired. In addition, Japan Tobacco also made a cash payment to

GenPharm. During 1997, two patent milestones of $7.5 million each under the agreement were met. Xenotech recognized expense of $15.0 million, $7.5 million of which was paid in cash with the remainder to be paid in November 1998. During 1997, Abgenix recognized an expense of $7.5 million for its contribution due to Xenotech for its share of the patent milestone obligations, of which $3.75 million was paid in cash and $3.75 million is accrued at June 30, 1998. The balance of the patent milestone obligations is the responsibility of Japan Tobacco. No additional milestone payments will accrue under this agreement.


3.   MINORITY INTEREST

     Minority interest in the equity of subsidiary represents the minority stockholders' proportionate share of the equity of Abgenix, Inc. (Abgenix). In December 1997, Abgenix issued 2,846,542 shares of Series B redeemable convertible preferred stock at $6.50 per share to the minority stockholders for net aggregate proceeds of $17.0 million (net of $1.5 million of issuance costs). In addition, at December 31, 1997, Abgenix held subscriptions for 421,143 shares of Series B redeemable convertible preferred stock. Proceeds of $2.7 million (net of $81,000 of issuance costs) from these subscriptions were received in January 1998. Also in January 1998, Abgenix issued 160,000 shares of Series C redeemable convertible preferred stock at $8.00 per share for net proceeds of $1.3 million. These shares were converted into common stock upon the completion of Abgenix's initial public offering (see footnote 4). At June 30, 1998 and December 31, 1997, the Company owned approximately 54% and 55%, respectively, of Abgenix. The Company attributed $4.2 million of the losses of Abgenix for the six months ended June 30, 1998 to the minority stockholders.

4.   SUBSEQUENT EVENT

     Abgenix' initial public offering

     On July 2, 1998, Abgenix completed an initial public offering of 2,500,000 shares of common stock at $8.00 per share, resulting in gross proceeds of $20 million. In addition, $3 million was received from the exercise of the underwriter's overallotment of 375,000 shares. The combined transactions reduced Cell Genesys' percentage ownership of Abgenix from 54% to approximately 40%. From July 2, 1998 forward, Abgenix will be accounted for under the equity method. As a result of the initial public offering and the equity method of accounting, the Company's net assets were increased by approximately $23 million in July 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Statements made in this Item other than statements of historical fact, including statements about the Company's and its subsidiary's clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property and anticipated operating results and cash expenditures are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technology, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward-looking statements. The following should be read in conjunction the Company's Annual Report for the year ended December 31, 1997 included in its filing on Form 10-K.

OVERVIEW

     Since its inception in April 1988, Cell Genesys has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. Cell Genesys' strategic objective is to develop and commercialize ex vivo and in vivo gene therapies to treat major, life-threatening diseases and disorders. Cell Genesys' AIDS gene therapy currently is in Phase II human clinical testing and is being developed through a worldwide collaboration with Hoechst Marion Roussel. Two types of cancer gene therapies, for which Cell Genesys currently has worldwide rights, are in Phase I/II human clinical testing for the treatment of colon cancer, lung cancer, melanoma and prostate cancer. Preclinical studies are being conducted by Cell Genesys for the treatment of other cancer indications as well as for hemophilia, cardiovascular disease and Parkinson's disease. Cell Genesys' assets outside of gene therapy include its licensing program in gene activation technology and its Abgenix subsidiary, which is focused on the development and commercialization of antibody therapies.

     During 1997 and the first half of 1998, Cell Genesys made extensive progress in its gene therapy programs. For the treatment of HIV infection, Phase II human clinical studies were expanded using T cell AIDS gene therapy, based on encouraging data from earlier clinical studies and widespread medical reports about the inability of current drug therapies to eradicate reservoirs of HIV, the AIDS-causing virus. For the treatment of cancer, Phase I/II human clinical studies were initiated testing T cell cancer gene therapy for colon cancer and testing the GVAX (TM) cancer vaccine for melanoma, lung cancer and prostate cancer. Work is also progressing on the Company's preclinical programs in the areas of Hemophilia, Cardiovascular disease and central nervous system disorders.

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

     On July 2, 1998, Abgenix completed an initial public offering of 2,500,000 shares of common stock at $8.00 per share, resulting in gross proceeds of $20 million. In addition, $3 million was received from the exercise of the underwriter's overallotment of 375,000 shares. The combined transactions reduced Cell Genesys' percentage ownership of Abgenix from 54% to approximately 40%. From July 2, 1998 forward, Abgenix will be accounted for under the equity method. As a result of the initial public offering and the equity method of accounting, the Company's net assets were increased by approximately $23 million in July 1998.

     The Company's net cash expenditures for 1998 in its gene therapy operations (excluding Abgenix, which will not be consolidated after July 2, 1998) are not expected to exceed approximately $25 million and the Company intends to manage toward this net cash expenditure target. The Company may from time to time evaluate opportunities to acquire or in-license other potential products and technologies. Expenses associated with in-licensing such products may constitute unbudgeted expenses.


RESULTS OF OPERATIONS

     Revenue decreased to $2.9 million and $7.5 million for the three and six months ended June 30, 1998 from $4.0 million and $11.9 million for the three and six months ended June 30, 1997, respectively. In 1995, the Company entered into a collaboration agreement with Hoechst Marion Roussel, Inc. for Cell Genesys' AIDS gene therapy program. A portion of the decrease in revenue reflects the completion of the majority of the research under this program and the shift to focus solely on human clinical trials. Hoechst Marion Roussel is funding this clinical development program through 1998. In February 1997, Cell Genesys entered into an agreement to license the Company's gene activation technology to Hoechst Marion Roussel for erythropoietin (EPO) and a second undisclosed protein. The agreement provides for milestone payments and annual maintenance fees, in addition to royalties on future sales of these two potential gene-activated protein products. The Company recognized revenue of $2.0 million and $4.0 million for the six months ended June 30, 1998 and 1997, respectively, pursuant to the agreement. Decreased revenues resulting from Abgenix' joint venture ("Xenotech") with JT Immunotech in its human monoclonal antibody program, were offset by revenue recognized under collaborative agreements initiated with Pfizer, Inc., Schering-Plough Research Institute and Genentech, Inc. in 1998.

     Research and development expenses increased to $10.9 million and $23.3 million for the three and six months ended June 30, 1998 from $8.0 million and $16.4 million for the three and six months ended June 30, 1997, respectively. The increase reflects the costs of additional research staff transferred following the acquisition of Somatix and expanding clinical development activities for the Company's AIDS gene therapy and cancer gene therapy programs. The increase also reflects Abgenix' contract manufacturing costs related to its lead antibody product candidate. Research and development expenses generally represent approximately 80% of the Company's total operating expenses, excluding the effect of the non-recurring charge for the cross-license and settlement agreement and the acquisition of Somatix and related restructuring charges incurred in 1997. The Company expects that its research and development expenditures will continue to increase to support additional product development activities, particularly in the field of cancer, for which a number of trials commenced in 1997. The rate of increase depends on a number of factors including progress in research and development, especially clinical trials.

     General and administrative expenses decreased to $2.2 million from $2.9 million for the three months ended June 30, 1998 and 1997, respectively. The decrease resulted from an insurance reimbursement for litigation expenses previously incurred. For the six months ended June 30, 1998, general and administrative expenses increased to $5.2 million from $5.1 million for the same period in the prior year. The increase reflects growth in administrative staff and outside services required to support expanded research and development programs. The Company expects these expenses to increase as these programs expand.

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

     In 1997, the Company recognized a $15 million non-recurring, non-cash charge related to the Company's cross-license and settlement agreement with GenPharm International, Inc.

     Interest income remained relatively constant at $1.0 million and $1.1 million for the three months ended June 30, 1998 and 1997, respectively, and increased slightly to $2.3 million from $2.1 million for the six months ended June 30, 1998 and 1997 respectively. Average cash balances were consistent for the six months ended June 30, 1998 and 1997. Interest expense remained constant at $727,000 and $783,000 for the three months ended June 30, 1998 and 1997, respectively, and increased to $1.4 million from $1.1 million for the six months ended June 30, 1998. The increase for the six months represents interest paid on the note payable to GenPharm.

     Cell Genesys' net loss decreased to $8.3 million and $16.0 million for the three and six months ended June 30, 1998 from $85.5 million and $102.3 million for the three and six months ended June 30, 1997, respectively. This was primarily due to $78.9 million in non-recurring charges for the acquisition of Somatix and related costs recognized in the second quarter 1997 and the non-recurring $15.0 million charge related to the cross license and settlement agreement recognized in the first quarter 1997. In addition, the Company attributed $1.5 million and $4.2 million of the losses of Abgenix for the three and six month periods ended June 30, 1998 to the minority stockholders. Net loss, excluding non-recurring charges, are expected to continue and are likely to increase in future years as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and later stage human testing of its potential products.


LIQUIDITY AND CAPITAL RESOURCES

     Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through June 30, 1998, the Company received $169.7 million in net proceeds from equity financings, $96.2 million under collaborative agreements and utilized $26.4 million of property and equipment financings.

     At June 30, 1998, Cell Genesys' cash, cash equivalents and short-term investments totaled $60 million, excluding Abgenix' cash, cash equivalents and short-term investments of $7.6 million. Cell Genesys's cash, cash equivalents and short-term investments totaled to $73.5 million, excluding Abgenix' cash, cash equivalents and short-term investments of $15.3 million at December 31, 1997. The decrease was primarily due to use of cash in operating activities. In July 1998, Abgenix completed its initial public offering resulting in gross proceeds of $23 million.

     On March 27, 1997, the Company announced that, along with Abgenix, Xenotech, L.P. ("Xenotech", an equal joint venture of Abgenix and Japan Tobacco) and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm International, Inc. that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. The Company also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the cross-license and settlement agreement, Cell Genesys issued a note due September 30, 1998 for $15.0 million, convertible into shares of Cell Genesys common stock, at $8.62 per share. Of this note, $3.75 million was contributed to, then paid by Xenotech. The entire amount of the note was recognized as expense by Abgenix in the first quarter of 1997 based on an independent valuation analysis of technology acquired. In addition, Japan Tobacco also made a cash payment to GenPharm. During 1997, two patent milestones of $7.5 million each under the agreement were met. Xenotech recognized expense of $15.0 million, $7.5 million of which was paid in cash with the remainder to be paid in November 1998. During 1997, Abgenix recognized an expense of $7.5 million for its contribution due to Xenotech for its share of the patent milestone obligations, of which $3.75 million was paid in cash and $3.75 million is accrued at June 30, 1998. The balance of the patent milestone obligations is the responsibility of Japan Tobacco. No additional milestone payments will accrue under this agreement.

     Cell Genesys anticipates that net cash expenditures for its gene therapy operations (excluding Abgenix, which will not be consolidated after July 2, 1998) will not exceed $25 million in 1998. Revenues under the agreement with Hoechst Marion Roussel are expected to decrease in 1998 and have been prepaid by Hoechst Marion Roussel. In addition, the above referenced note payable to GenPharm will come due September 30, 1998 and, depending on the Cell Genesys stock price at that time, may require cash settlement at the option of the holder. Payment by Abgenix of the second milestone due GenPharm will also be due in 1998. The Company expects its cash requirements to increase significantly in the future. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction and maintenance of collaborative partners; the acquisition of new products or technologies; and the cost of litigation, patent interference proceedings or other legal proceedings or their resolution.

     Cell Genesys believes that its available cash, cash equivalents and short-term investments at June 30, 1988, together with the payments to be received under the Company's collaborative arrangements and license agreements and $2.2 million in equipment financing available for capital equipment purchases will be sufficient to meet the Company's operating expenses and capital requirements at least through 1999. Thereafter, the Company will require substantial additional funds. Because of the Company's significant long-term cash requirements, the Company regularly considers financing alternatives, including the private or public sale of equity by Cell Genesys and by its subsidiary Abgenix. Any such transaction may be dilutive to existing stockholders.


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

     Cell Genesys expects to raise additional funds through additional equity or debt financings, collaborative relationships, or otherwise. Because of these long-term capital requirements, the Company and its subsidiary, Abgenix, may seek to access the public or private equity markets whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. In July 1998, Abgenix completed its initial public offering of its common stock for gross proceeds of $23 million. There can be no assurance that any such additional funding will be available to the Company, or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research, development and clinical activities or to seek to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself, any of which could have a material adverse effect on the Company's business, results of operations, financial condition or cash flow.

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

     Operating Loss And Accumulated Deficit. Cell Genesys has incurred net losses since its inception. At June 30, 1998, Cell Genesys' accumulated deficit was approximately $195.6 million and incurred net losses of $16.0 million for the six months ended June 30, 1998. Such losses have resulted principally from expenses incurred in its research and development programs, and to a lesser extent, from general and administrative expenses. In 1997, Cell Genesys incurred losses of $123.5 million, including $78.9 million related to the acquisition of Somatix and $22.5 million related to the Cross-License and Settlement Agreement with GenPharm. The Company expects to incur substantial losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials and manufacturing. Cell Genesys expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture or market its products or ever achieve or sustain product revenues or profitability.

     Technological Uncertainty. Gene therapy is a new technology, and existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to Cell Genesys' specific gene therapy approaches are even more limited. The Company's T cell gene therapy for cancer, GVAX (TM) cancer vaccine and AIDS gene therapy are currently being tested in Phase I/II and Phase II human clinical trials to determine their safety and efficacy. None of the other products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible side effects of gene therapy may be serious and life-threatening. There can be no assurance that unacceptable side effects will not be discovered during preclinical and clinical testing of Cell Genesys' potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercialization. Although Cell Genesys is testing proposed products or therapies in human clinical trials, there can be no assurance that Cell Genesys will be permitted to undertake human clinical trials for any of its other products or that the results of such testing will demonstrate safety or efficacy. Even if clinical trials are successful, there is no assurance that Cell Genesys will obtain regulatory approval for any indication, or that an approved product can be produced in commercial quantities at reasonable cost, or be successfully marketed.

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



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 3, 1998, in the annual stockholders' meeting, a quorum of stockholders of the Company approved the following proposals:

         (i.)   Election of Directors.

         (ii.) Proposal to approve the adoption of the Cell Genesys' 1998 Incentive Stock Plan, to replace the 1989 Incentive Stock Plan, and reserve a total of 1,760,000 shares for issuance thereunder.

         (iii.) Proposal to ratify the appointment of Ernst & Young LLP as independent auditors of Cell Genesys for the fiscal year ending December 31, 1998.


          The following table shows the results of the voting on these matters.

          (i.)     Director                            For               Withheld
                   --------                            ---               --------
                   David W. Carter                     24,227,947         84,851
                   James M. Gower                      24,231,258         84,851
                   Raju S. Kucherlapati                24,244,648         84,851
                   Joseph E. Maroun                    25,904,909         84,851
                   John T. Potts                       24,241,457         84,851
                   Stephen A. Sherwin                  24,240,682         84,851
                   Eugene L. Step                      24,239,657         84,851
                   Inder M. Verma                      24,240,938         84,851

          (ii.)    For              Against         Abstain      Broker Non-Vote
                   ---              -------         -------      ---------------
                   13,431,297       4,161,142        90,775         8,284,909

          (iii.)   For              Against         Abstain      Broker Non-Vote
                   ---              -------         -------      ---------------
                   23,982,848       1,954,450        30,825                 0

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits

               27.1 Financial Data Schedule

          b)   Reports on Form 8-K

               None.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on August 14, 1998:



                                CELL GENESYS, INC.

                                By: /s/ Kathleen Serada Glaub
                                   --------------------------------------------
                                   Kathleen Sereda Glaub,
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)

                                Date: August 14, 1998

                               INDEX TO EXHIBITS


Exhibit
Number                        Description
-------                       -----------
27.1                Financial Data Schedule