Form 10-Q
period 1998-09-30
CELL GENESYS INC
filed 1998-11-16
CIK 865231

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

 [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR


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

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           As of November 1, 1998, the number of outstanding shares of the Registrant's Common Stock was 28,724,510.

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

           a.   Condensed Consolidated Balance Sheets - September 30, 1998 and
                December 31, 1997.....................................................................................3

           b.   Condensed Consolidated Statements of Operations - Three and Nine Months
                Ended September 30, 1998 and 1997.....................................................................4

           c.   Condensed Consolidated Statements of Cash Flows - Nine Months Ended
                September 30, 1998 and 1997...........................................................................5

           d.   Notes to Condensed Consolidated Financial Statements..................................................6


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................................................................8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk................................................19

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..........................................................................19

SIGNATURES ..........................................................................................................19

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               CELL GENESYS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1998            1997
                                                              ---------        ---------
ASSETS                                                        (Unaudited)

Current assets:
   Cash and cash equivalents ..........................       $   1,369        $  10,631
   Short-term investments .............................          35,477           78,185
   Prepaid expenses and other current assets ..........           3,485            2,943
                                                              ---------        ---------
Total current assets ..................................          40,331           91,759

Property and equipment at cost, net ...................           6,660           13,815
Investments in unconsolidated subsidiary ..............           8,663               --
Other assets ..........................................             687            1,313
                                                              ---------        ---------
                                                              $  56,341        $ 106,887
                                                              =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other accrued liabilities .....       $   5,355        $   8,405
   Deferred revenue ...................................              --            5,993
   Accrued acquisition related costs ..................             839            1,648
   Current portion of property and equipment financing            3,261            5,159
   Contribution payable to related party ..............              --            3,750
   Convertible note payable ...........................              --           15,000
                                                              ---------        ---------
Total current liabilities .............................           9,455           39,955

Non-current portion of property and equipment financing           6,120           11,082

Redeemable convertible preferred stock ................          19,817           19,817
Minority interest in the equity of subsidiary .........              --           17,392

Stockholders' equity:
   Common stock .......................................              28               28
   Additional paid-in capital .........................         206,564          199,495
   Deferred compensation of subsidiary ................              --           (1,319)
   Accumulated deficit ................................        (185,643)        (179,563)
                                                              ---------        ---------
Total stockholders' equity ............................          20,949           18,641
                                                              ---------        ---------
                                                              $  56,341        $ 106,887
                                                              =========        =========



                             See accompanying notes

                               CELL GENESYS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                     1998            1997            1998              1997
                                                  ---------        ---------        ---------        ---------
                                                             (In thousands, except per share data)

Revenue under collaborative agreements ....       $   4,186        $   3,799        $  11,684        $  15,641

Operating expenses:
   Research and development ...............           8,032           10,382           31,378           26,679
   General and administrative .............           1,683            2,473            6,897            7,539
   Charge for purchased in-process
      technology ..........................              --               --               --           72,270
   Restructuring costs related to
      acquisition .........................              --               --               --            6,576
   Charge for cross-license and settlement
      (includes $7,500 equity in losses of
      Xenotech joint venture associated
      with cross-license and settlement) ..              --            3,750               --           18,750
                                                  ---------        ---------        ---------        ---------
Total operating expenses ..................           9,715           16,605           38,275          131,814
Equity in loss of unconsolidated
   subsidiary .............................          (1,322)              --           (1,322)              --
Interest income ...........................             844              903            3,099            3,021
Interest expense ..........................            (477)            (615)          (1,875)          (1,685)
                                                  ---------        ---------        ---------        ---------

Net loss before minority interest .........          (6,484)         (12,518)         (26,689)        (114,837)

Loss attributed to minority interest ......              --               --            4,192               --
                                                  ---------        ---------        ---------        ---------

Net loss ..................................       $  (6,484)       $ (12,518)       $ (22,497)       $(114,837)
                                                  =========        =========        =========        =========

Net loss per share ........................       $   (0.23)       $   (0.45)       $   (0.79)       $   (5.33)
                                                  =========        =========        =========        =========

Shares used in computing net loss
   per share ..............................          28,437           27,706           28,328           21,534
                                                  =========        =========        =========        =========


                             See accompanying notes

                               CELL GENESYS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1998           1997
                                                                         ---------        ---------
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ......................................................       $ (22,497)       $(114,837)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization ..............................           3,829            3,735
      Minority interest in net loss of subsidiary ................          (4,192)              --
      Equity in losses of unconsolidated subsidiary ..............           1,322               --
      Equity in losses of Xenotech joint venture .................             118              838
      Charge for purchased in-process technology .................              --           72,270
      Restructuring charges ......................................              --            4,021
      Charge for cross-license and settlement ....................              --           18,750
   Changes net of adjustment:
      Prepaid expenses and other assets ..........................          (1,166)            (324)
      Accounts payable and other accrued liabilities .............          (7,757)         (11,859)
      Accrued acquisition related costs ..........................            (809)          (2,732)
                                                                         ---------        ---------
           Net cash used in operating activities .................         (31,152)         (30,138)
                                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments ...........................         (29,257)         (31,875)
   Maturities of short-term investments ..........................          14,831           10,997
   Sales of short-term investments ...............................          50,295           36,571
   Purchase of subsidiary, net of cash acquired ..................              --              862
   Contributions to Xenotech joint venture .......................              (8)            (802)
   Capital expenditures ..........................................            (151)          (1,023)
   Cash effect of applying equity method of accounting to the
       investment in Abgenix .....................................            (642)              --
                                                                         ---------        ---------
           Net cash provided by investing activities .............          35,068           14,730
                                                                         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from minority interest investment in subsidiary ......           3,944               --
   Proceeds from issuance of common stock ........................           1,100              697
   Proceeds from property and equipment financing ................              --            4,546
   Payments of convertible note payable ..........................         (15,000)              --
   Payments under property and equipment financing obligations ...          (3,222)          (3,098)
                                                                         ---------        ---------
           Net cash provided by (used in) financing activities ...         (13,178)           2,145
                                                                         ---------        ---------

Net decrease in cash and cash equivalents ........................          (9,262)         (13,263)
Cash and cash equivalents at beginning of period .................          10,631           20,935
                                                                         ---------        ---------
Cash and cash equivalents at end of period .......................       $   1,369        $   7,672
                                                                         =========        =========


                             See accompanying notes

                               CELL GENESYS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements at September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 include the accounts of Cell Genesys, Inc. ("Cell Genesys"), and its consolidated subsidiaries (collectively, the "Company"). These statements are unaudited, but include all of the adjustments, consisting only of normal recurring adjustments, which the management of the Company considers necessary for a fair presentation of the Company's financial position at such dates and the operating results and cash flows of those periods. The results of the interim periods are not necessarily indicative of the results for the entire year. The balance sheet and accompanying notes at December 31, 1997 have been condensed from the audited financial statements included in the Company's annual report on Form 10-K. (See also note 3 below.)

The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1997 included in its filing on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The measurement and presentation of net income (loss) will not change. Other comprehensive income (loss) includes certain changes to stockholders' equity of the Company that are excluded from net income (loss). Specifically, SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Prior year financial statements will be reclassified to conform to the requirements of SFAS 130.

Total comprehensive loss amounted to $6.3 million and $12.4 million for the three months ended September 30, 1998 and 1997, and $22.3 million and $114.6 million for the nine months ended September 30, 1998 and 1997, respectively.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131. "Disclosures About Segments of an Enterprise and Related Information"("SFAS 131"). SFAS 131 superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 had no impact on the Company's results of operations, financial position or disclosure of segment information.

In March 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132. "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 does not change the recognition of measurement of pension of postretirement benefit plans, but revises and standardizes disclosure requirement for pensions and other postretirement benefits. The adoption of SFAS 132 has no impact on the Company's results of operations or financial condition.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities.

SFAS 133 is effective for years beginning after June 15, 1999 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted.

2. CHARGE FOR CROSS-LICENSE AND SETTLEMENT

On March 27, 1997, Cell Genesys announced that, along with Abgenix, Inc. ("Abgenix"), Xenotech, L.P. ("Xenotech", an equal joint venture of Abgenix and Japan Tobacco) and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm International, Inc. (a subsidiary of Medarex, Inc.) that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. The Company also obtained a license to certain technology in the field of gene therapy held by GenPharm. In consideration for the cross-license and settlement agreement, Cell Genesys issued a convertible note for $15.0 million which was due and paid in full on September 30, 1998. The entire amount of the note was recognized as expense by Abgenix in the first quarter of 1997 based on an independent valuation analysis of technology acquired. In addition, Japan Tobacco also made a cash payment to GenPharm. During 1997, two patent milestones of $7.5 million each under the agreement were met. Xenotech recognized expense of $15.0 million, $7.5 million of which was paid in cash with the remainder to be paid in November 1998. During 1997, Abgenix recognized an expense of $7.5 million for its contribution due to Xenotech for its share of the patent milestone obligations. The balance of the patent milestone obligations is the responsibility of Japan Tobacco. No additional milestone payments will accrue under this agreement.

3. INVESTMENT IN ABGENIX AND MINORITY INTEREST

Since 1996, the Company has maintained an investment in Abgenix, Inc. ("Abgenix"). In December 1997 and January 1998, Abgenix completed private placements of securities reducing Cell Genesys' percentage ownership from approximately 100% to approximately 54%.

On July 2, 1998, Abgenix completed an initial public offering ("IPO") resulting in gross proceeds of $23 million, reducing Cell Genesys' percentage ownership to approximately 40%. From July 2, 1998 forward, the Company's investment in Abgenix is accounted for under the equity method as a result of the reduced ownership position. Prior to the IPO, Abgenix was a consolidated subsidiary and its financial results were presented accordingly. At September 30, 1998, the Company's investment in Abgenix was $8.6 million.
Summarized information for Abgenix at September 30, is as follows:

                                  Abgenix, Inc.
                              Financial Highlights

                              NINE MONTHS ENDED
Statement of operations      SEPTEMBER 30, 1998
                             ------------------

Revenue                            $  2,008
Operating loss                      (12,530)
Net loss                           $(12,301)

Minority interest in the equity of subsidiary at December 31, 1997 represents the minority stockholders' proportionate share of the equity in Abgenix. During the period of 1998 prior to its IPO while Abgenix was a consolidated subsidiary, losses of Abgenix totaling $4.2 million were attributed to the minority stockholders.


4. POTENTIAL REDEMPTION OBLIGATION

The shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") are convertible into shares of Common Stock of the Company based on a conversion price of $11.02 per share, or if lower, 100% of the average of certain specified trading prices during the 10 trading days preceding such date of conversion (the "Floating Conversion Price"). The price of the Company's Common Stock has recently traded below $11.02 per share and consequently the conversion rate of the Series B Preferred Stock is based on the Floating Conversion Price. The market prices for securities generally has recently experienced severe volatility and substantial downturns, and in such context the price of the Company's Common Stock recently has declined substantially.

As the Floating Conversion Price is based on the market price of the Company's Common Stock, the larger the decline in the price of the Common Stock, the greater the number of shares which are issuable upon conversion of the Series B Preferred Stock. Notwithstanding the foregoing, the Company is not obligated to issue more shares of Common Stock upon conversion in excess of 19.99% of the outstanding shares of Common Stock on November 14, 1997 (i.e. 5,624,000 shares) (the "Share Limit") absent stockholder approval or pursuant to the grant of an exemption by the Nasdaq Stock Market ("Approval or Exemption for Excess Share Limit Issuances"). Until such time as the Company obtains Approval or Exemption for Excess Share Limit Issuances, the Company would not be required to issue shares of Common Stock in excess of the Share Limit pursuant to requests for conversion of the Series B Preferred Stock, but in such event, may become subject to an obligation to redeem shares of Common Stock issuable upon such conversion, and the amount of such obligations could become material as a result of a decline in the price of the Company's Common Stock below approximately $3.70 per share. Since the Company's Common Stock has recently traded in a range that has been below $3.70 per share and the Company has not obtained Approval or Exemption for Excess Share Limit Issuances, the Company could currently become subject to a redemption obligation in the event the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock exceeds the Share Limit. In addition, the redemption price of the Series B Preferred Stock is based on the closing bid price of the Company's Common Stock on the conversion date or the date immediately preceding the redemption date, as applicable. Consequently, volatility in the price of the Company's Common Stock could magnify the amount of any redemption obligation, and such amount could be material as a result of such volatility. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Volatility of Stock Price -- and -- Shares Eligible for Future Sale; Dilution."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about the Company's and its subsidiary's clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technology, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward-looking statements. The following should be read in conjunction with the Company's Annual Report for the year ended December 31, 1997 included in its filing on Form 10-K, the Company's Quarterly Reports on Form 10-Q, and the Company's Registration Statement on Form S-3.

OVERVIEW

Since its inception in April 1988, Cell Genesys has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. Cell Genesys' strategic objective is to develop and commercialize ex vivo and in vivo gene therapies to treat major, life-threatening diseases and disorders. Cell Genesys' AIDS gene therapy currently is in Phase II human clinical testing and is being developed through a worldwide collaboration with Hoechst Marion Roussel. The Company is conducting Phase I/II clinical trials for its GVAX(TM) cancer vaccine in lung cancer, melanoma and prostate cancer. Preclinical studies have been conducted by Cell Genesys for the treatment of other cancer indications as well as for hemophilia, cardiovascular disease and Parkinson's disease. Cell Genesys' assets outside of gene therapy include its licensing program in gene activation technology and its 40% ownership of Abgenix, Inc. ("Abgenix") which is focused on the development and commercialization of antibody therapies.

During 1997 and 1998, Cell Genesys has continued to make progress in its gene therapy programs. For the treatment of HIV infection, Phase II human clinical studies were initiated for T cell AIDS gene therapy, based on the demonstration of safety in earlier clinical studies and widespread medical reports about the inability of current drug therapies to eradicate reservoirs of HIV, the AIDS-causing virus. For the treatment of cancer, Phase I/II human clinical studies of GVAX (TM) cancer vaccine for melanoma, lung and prostate cancer have demonstrated safety and evidence of antitumor immunity. The Company's preclinical programs in animal models of hemophilia, Parkinson's disease and cardiovascular disease have shown evidence of activity in animal testing.

In May 1997, Cell Genesys acquired Somatix Therapy Corporation ("Somatix"), establishing a leadership position in gene therapy. Product research and development programs of the two companies were highly complementary, with Cell Genesys focused on the treatment of AIDS and cancer, and Somatix focused on cancer, central nervous system diseases and other disorders. Technology research and development programs also were highly complementary, with synergies in the retroviral and adenoviral vector programs of both companies and with new adeno-associated viral and lentiviral vector programs contributed by Somatix. Integration of the two companies was completed by the end of 1997, including prioritizing the most promising programs and significantly reducing overall expenses of the combined businesses. With the combined portfolio of product opportunities, technologies and intellectual property, Cell Genesys believes it has substantially increased its ability to develop and commercialize the most promising gene therapies.

On July 2, 1998, Abgenix completed an initial public offering ("IPO") resulting in gross proceeds of $23 million, reducing Cell Genesys' percentage ownership to approximately 40%. From July 2, 1998 forward, the Company's investment in Abgenix is accounted for under the equity method as a result of the reduced ownership position. Prior to the IPO, Abgenix was a consolidated subsidiary and its financial results were presented accordingly. As a result of the initial public offering and the equity method of accounting, the Company's net assets were increased by approximately $23 million in July 1998.

On September 24, 1998, the Company announced the implementation of a corporate restructuring plan to enable it to aggressively focus its resources on advancing its clinical stage programs and reduce the Company's operating expenses by approximately 30 percent. The corporate restructuring followed reports of encouraging results in the Company's clinical trials of the Phase I/II trial of GVAX(TM) vaccine for prostate cancer. The restructuring is consistent with the long-standing practice of Cell Genesys' management to proactively manage its business from a strategic standpoint and to consistently maintain the Company's financial strength. The Company's net cash expenditures for 1998 in its gene therapy operations (excluding Abgenix, which was not consolidated after July 2, 1998) are not expected to exceed approximately $27 million and the Company intends to manage toward this net cash expenditure target. The Company may from time to time evaluate opportunities to acquire or in-license other potential products and technologies. Expenses associated with in-licensing such products may constitute unbudgeted expenses.

On September 30, 1998, the Company announced that a $2 million milestone payment had been earned under the gene activation technology license agreement with Hoechst Marion Roussel. This milestone payment relates to the initiation of a Phase III clinical trial of gene-activated erythropoietin (EPO) by Hoechst Marion Roussel which is developing gene-activated EPO in collaboration with Transkaryotic Therapies, Inc. On October 12, 1998, the Company announced that the European Patent Office will grant a broad patent covering the company's gene activation technology. The patent (No. EP 0747485) specifies the use of gene activation technology in a single step process in which the gene for the therapeutic protein is activated or enhanced in the cell that is used for production of the protein.

RESULTS OF OPERATIONS

As noted above, Abgenix's July 2, 1998 IPO reduced the Company's ownership percentage to approximately 40%. As a result, Abgenix is now being accounted for under the equity method of accounting and is no longer consolidated. In order to provide more meaningful analysis of the Company's results of operations, the following table sets forth the company's operations excluding the results of Abgenix for such periods. Except as otherwise noted, the discussion which follows relates to this table.

                             GENE THERAPY OPERATIONS

                                         SEPTEMBER 30, 1998                DECEMBER 31, 1997
                                         ------------------                ------------------
Cash, cash equivalents
indicated and short-term investments            $36,846                              $73,495


                                             THREE MONTHS                    NINE MONTHS
                                         ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                         ---------------------        ------------------------
                                           1998         1997            1998            1997
                                         --------     --------        --------        --------
Revenue                                  $  4,186     $  3,454        $ 10,068        $ 14,640
Research and development expenses           8,032        6,726          22,651          18,564
General and administrative expenses         1,683        1,711           4,730           4,902
Charge for purchased in-process
     technology and restructuring costs        --           --              --          78,846
Interest income                               844          841           2,767           2,636
Interest expense                             (477)        (378)         (1,565)         (1,204)
Net loss                                 $ (5,162)    $ (4,520)       $(16,111)       $(86,240)

Revenue was $4.2 million and $10.0 million for the three and nine months ended September 30, 1998 compared to $3.5 million and $14.6 million for the three and nine months ended September 30, 1997, respectively. The decrease in revenue for the nine-month period reflects the completion of the majority of the research under the Company collaboration agreement with Hoechst Marion Roussel, Inc. for Cell Genesys' AIDS gene therapy program and the shift to focus solely on human clinical trials. The decrease in the three-month period was offset by other license income. Hoechst Marion Roussel is funding this clinical development program through 1998. In February 1997,

Cell Genesys entered into an agreement to license the Company's gene activation technology to Hoechst Marion Roussel for erythropoietin (EPO) and a second undisclosed protein. The agreement provides for milestone payments and annual maintenance fees, in addition to royalties on future sales of these two potential gene-activated protein products. The Company recognized revenue, pursuant to the agreement, of $4.0 million for each of the nine month periods ended September 30, 1998 and 1997.

Research and development expenses were $8.0 million and $22.7 million for the three and nine month periods ended September 30, 1998, and $6.7 million and $18.6 million for the three and nine month periods ended September 30, 1997, respectively. The increase reflects the costs of additional research staff transferred following the acquisition of Somatix and expanding clinical development activities for the Company's AIDS gene therapy and cancer gene therapy programs. Research and development expenses generally represent approximately 80% of the Company's total operating expenses, excluding the effect of the non-recurring charge for the acquisition of Somatix and related restructuring charges incurred in 1997. The Company expects that its research and development expenditures will continue to increase to support additional product development activities, particularly in the field of cancer, for which a number of trials commenced in 1997 and 1998. The rate of increase depends on a number of factors including progress in research and development, especially clinical trials.

General and administrative expenses remained flat at $1.7 million for three months ended September 30, 1998 and 1997, respectively. The consistent amount reflects the Company's continuing efforts to control administrative expenditures. General and administrative expenses for nine months ended September 30, 1998, decreased to $4.7 million from $4.9 million, primarily due to an insurance reimbursement for litigation expenses previously incurred.

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

Interest income remained relatively consistent for the three and nine month periods ended September 30, 1998 and 1997, with lower average cash balances during 1998 being offset by higher interest rates. Interest expense increased to $477,000 from $378,000 and to $1.6 million from $1.2 million for the three and nine months ended September 30, 1998 and 1997, respectively. The increases represent interest paid on the $15 million note payable to GenPharm and interest expense from equipment financing activities during 1998.

Cell Genesys' net loss increased to $5.2 million from $4.5 million for the three months ended September 30, 1998 and 1997, and decreased to $16.1 million from $86.2 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease for the nine months period was due primarily to the $78.9 million non-recurring charge for the acquisition of Somatix and related costs recognized in the second quarter of 1997. Net losses from operations, are expected to continue and are likely to increase in future years as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and later stage human testing of its potential products.

Under the equity accounting method the Company recorded $1.3 million loss in equity of Abgenix during the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cell Genesys along with its subsidiaries including Abgenix, consolidated through June 30, 1998, has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through September 30, 1998, the Company received $170.0 million in net proceeds from equity financings, $96.2 million under collaborative agreements and utilized $26.6 million of property and equipment financings.

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

Cell Genesys' cash, cash equivalents and short-term investments totaled $36.8 million at September 30, 1998 compared to $73.5 million at December 31, 1997. The decrease was primarily due to use of cash in operating activities and repayment of the $15 million convertible GenPharm note. Revenues under the agreement with Hoechst Marion Roussel are expected to decrease during 1998 and most revenues from Hoechst Marion Roussel have been prepaid. The Company expects the corporate restructuring plan announced during the third quarter of 1998 will enable the Company to focus its resources on advancing its clinical stage programs and will reduce the Company's operating expenses by approximately 30 percent.

Cell Genesys believes that its cash, cash equivalents and short-term investments at September 30, 1998, together with payments to be received under the Company's collaborative arrangements and license agreements and available financing under lines of credit will be sufficient to meet the Company's operating expenses and capital requirements at least through 1999. Thereafter, the Company will require substantial and regular inflow of funds. Because of the Company's significant long-term cash requirements, the Company regularly considers financing alternatives, including the private or public sale of equity by Cell Genesys. Any such transaction may be dilutive to existing stockholders. The Company may also consider financing alternatives that would include sales of assets outside of its gene therapy operations.

RISK FACTORS

Need for Substantial Additional Funds. We will need substantial additional funds to do existing and planned preclinical and clinical trials to continue research and development activities, and to establish manufacturing and marketing capabilities for any products we may develop. We expect that our existing capital resources, together with payments to be received under existing collaborative agreements and amounts available under existing equipment financing facilities, will enable us to maintain our operations at least through 1999. Beyond 1999, we will need to raise substantial additional capital to fund our operations.

Our future capital requirements will depend on, and could increase as a result of, many factors such as:

      o     continuation of the collaboration with Hoechst Marion Roussel

      o     continued scientific progress of research and development programs

      o     magnitude of such programs

      o     progress of preclinical and clinical testing

      o     time and costs involved in obtaining regulatory approvals

      o costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims

      o     competing technological and market developments

      o     changes in collaborative relationships

      o terms of any additional collaborative arrangements into which we may enter

      o our ability to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements

      o     cost of establishing manufacturing facilities

      o     cost of commercialization activities

      o     demand for our products, if and when approved

      o potential redemption obligations in connection with conversion of the Series B Convertible Preferred Stock. See "Notes to Condensed Consolidated Financial Statements" note 4, "--Shares Eligible for Future Sale, Dilution" and "--Possibility of Redemption."

There is no assurance that opportunities for in-licensing technologies or for third party collaborations will continue to be available to us on acceptable terms.

A major portion of our operating revenues come from a collaborative agreement with Hoechst Marion Roussel signed in October 1995. Under the terms of the agreement, Hoechst Marion Roussel can terminate its commitment at any time two years after its anniversary date. Hoechst Marion Roussel is funding clinical development for this program in 1998. There is no assurance that Hoechst Marion Roussel will continue the agreement or that the level of funding will not vary year to year. Our operating results would be adversely affected if Hoechst Marion Roussel decides not to continue funding under this arrangement.

We expect to raise additional funds through additional equity or debt financings, collaborative relationships, or otherwise. Because of our long-term capital requirements, we may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

There can be no assurance that any such additional funding will be available to us, or, if available, that it will be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities or we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow.

Early Stage of Development; No Developed or Approved Products. All of our potential gene therapy products are in research and development. We have not sold any products or generated any revenues from the sale of products. We do not expect to generate any such revenues for at least the next several years. Our products currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that our research and development efforts will be successful or that any of our future products will ultimately be commercially successful. Even if developed, our products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

Operating Loss and Accumulated Deficit. We have incurred net losses since our inception. At September 30, 1998, our accumulated deficit was approximately $185.9 million. We incurred net losses of $22.5 million for the nine months ended September 30, 1998. Such losses have resulted principally from expenses of research and development programs and to a lesser extent, from general and administrative expenses. In 1997, we incurred losses of $86.2 million, including $78.9 million related to the acquisition of Somatix and $15 million related to the cross license and settlement agreement with GenPharm. During the first six months of 1998 while Abgenix was a consolidated subsidiary, we attributed Abgenix losses totaling $4.2 million to the minority stockholders. Under the equity method of accounting, we recorded $1.3 million loss in equity of Abgenix during the three months ended September 30, 1998. We expect to incur substantial losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials and manufacturing. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

Technological Uncertainty. Gene therapy is a new technology. Existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to our specific gene therapy approaches are even more limited. Our GVAX (TM) cancer vaccine and AIDS gene therapy are currently being tested in Phase I/II and Phase II human clinical trials to determine their safety and efficacy. None of the other products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible side effects of gene therapy may be serious and life-threatening. There can be no assurance that unacceptable side effects will not be discovered during preclinical and clinical testing of our potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercialization. Although we are testing proposed products or therapies in human clinical trials, there can be no assurance that we will be permitted to undertake human clinical trials for any of our other products. Also, the results of such testing might not demonstrate safety or efficacy. Even if clinical trials are successful, there is no assurance that we will obtain regulatory approval for any indication, that an approved product can be produced in commercial quantities at reasonable cost or that such a product will be successfully marketed.

Patents and Trade Secrets. The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be certain that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for such inventions.

Our commercial success will also depend in part on not infringing the patents or proprietary rights of others and not breaching licenses granted to us. We will be required to obtain licenses to certain third party technology and genes necessary to conduct our business. Any failure to license at reasonable cost any technology or genes required to commercialize our technologies or products may have a material adverse effect on our business, results of operations, financial condition or cash flow.

Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued to us, or to determine the scope and validity of other parties' proprietary rights. To determine the priority of inventions, the United States Patent Office frequently declares interference proceedings. Such proceedings could result in an adverse decision as to the priority of our inventions.

We are currently involved in three separate interference proceedings with regard to:

            (i)        gene activation technology
            (ii)       ex vivo gene therapy
            (iii)      chimeric receptor technology

While we believe our position in each interference proceeding is strong, the outcome of each proceeding cannot be predicted. An adverse result could have a material adverse effect on our intellectual property position and our business. We may be involved in other interference proceedings in the future. We believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

We also rely on unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. No assurance can be given that others will not independently develop similar or better proprietary information and techniques and disclose it. Also, there can be no assurance that others will not gain access to our trade secrets, or that we can meaningfully protect our rights to our unpatented trade secrets.

We require our employees and consultants to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with us. These agreements provide that all confidential information developed by or made known to an individual during the course of the employment or consulting relationship generally must be kept confidential. In the case of employees, the agreements provide that all inventions conceived by the individual while employed by us, relating to our business are our exclusive property. These agreements may not provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

Competition. Competition in the field of gene therapy from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and expected to increase. There are numerous competitors working on products to treat each of the diseases for which we are seeking to develop therapeutic products. Some competitors are pursuing a product development strategy competitive with ours, particularly with respect to our human monoclonal antibody program. Certain of these competitive products are in substantially more advanced stages of product development and clinical trials. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete. Many of these competitors have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors may have significantly greater experience than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining United States Food and Drug Administration (the "FDA") and other regulatory approvals of products, and in manufacturing and marketing such products. Accordingly, our competitors may obtain patent protection, or FDA approval and may commercialize products more rapidly than we do. There can be no assurance that we will be able to obtain certain biological materials necessary to support our research, development or manufacturing of any of our planned therapies. If we are permitted to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect to build additional clinical scale and commercial scale manufacturing facilities if contract facilities are not available in order to commercialize our products. We also expect to secure funding for these and other product development activities through our partners and future potential partners. We also compete with universities and other research institutions in the development of products, technologies and processes. In many instances, we compete with other commercial entities in acquiring products or technology from universities.

We expect that competition among products approved for sale will be based, among other things, on:

         o         product efficacy

      o     safety

      o     reliability

      o     availability

      o     price

      o     patent

      o     position

      o     sales

      o     marketing

      o     distribution capabilities

Our competitive positions also depend upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient funding for the often substantial period between product conception and commercial sales.

The continuing efforts of governmental and third-party payers to contain or reduce the costs of health care through various means may affect the revenues and profitability of biotechnology and pharmaceutical companies like ours. In the United States there have been, and we expect there to continue to be, a number of federal and state proposals to control health care costs. We cannot predict the effect health care reforms may have on our business. It is possible that such reforms will have a material adverse effect on our business, results of operations, financial condition or cash flow. In the United States and elsewhere, sales of therapeutic products depend in part on the availability of reimbursements to consumer from third party payers, such as government and private insurance plans. If we succeed in bringing one or more products to the market, our products might not be considered cost effective. In such event, third party payers might not reimburse the consumer sufficiently to allow us to sell our products on a competitive basis.

Volatility Of Stock Price. The market prices for securities of biopharmaceutical and biotechnology companies (including Cell Genesys) have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, as well as those identified under "--Shares Eligible for Future Sale; Dilution" below, may affect our stock price:

      o     fluctuations in our operating results

      o announcements of technological innovations or new therapeutic products by us or our competitors

      o     governmental regulation

      o     developments in patent or other proprietary rights

      o public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies

      o     general market conditions

Government Regulation. Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of our proposed products and our research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Since certain of our potential products involve the application of new technologies, regulatory approvals may take longer than for products produced using more conventional methods. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable federal statutes and regulations, requires the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining regulatory approvals could adversely affect the marketing of our products and our ability to receive product or royalty revenue.

In responding to a new drug application, or a product license application, the FDA may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Approvals may not be granted on a timely basis, if at all, or if granted may not cover all the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

In addition to laws and regulations enforced by the FDA, we are also subject to regulation under:

      o     Occupational Safety and Health Act

      o     Environmental Protection Act

      o     Toxic Substances Control Act

      o     Resource Conservation and Recovery Act

      o Other present and potential future federal, state or local laws and regulations

Our research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although we believe our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

Our manufacturing facilities are subject to licensing requirements of the California Department of Health Services. While not subject to license by the FDA, such facilities are subject to inspection by the FDA as well as by the California Department of Health Services. A separate license from the FDA is required for commercial manufacture of any product. Failure to maintain such licenses or to meet the inspection criteria of the FDA and the California Department of Health Services would disrupt our manufacturing processes and have a material adverse effect on our business, results of operations, financial condition and cash flow.

For marketing outside the United States, we are subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Failure to comply with such regulatory requirements or obtain such approvals could impair our ability to develop these markets and have a material adverse effect on our business, results of operations, financial condition or cash flow.

Commercialization; Lack of Marketing Experience. We expect to rely on sales and marketing expertise of potential corporate partners for our initial products. We do not have any experience in sales, marketing or distribution of biopharmaceutical products. The decision to market future products directly or through corporate partners will be based on a number of factors including;

      o     market size and concentration

      o size and expertise of the partner's sales force in a particular market

      o     Company's overall strategic objectives

We are currently engaged in various stages of discussions with potential partners. There can be no assurance that we will be able to establish such relationships, if at all, on acceptable terms and conditions.

Product Liabilities and Insurance. Clinical trials or marketing of any of our potential products may expose us to liability claims resulting from the use of such products. These claims might be made directly by consumers, health care providers or by others selling such products. We currently maintain product liability insurance with respect to each of our clinical trials. There can be no assurance that we will be able to maintain such insurance or that sufficient coverage can be acquired at a reasonable cost. An inability to maintain insurance at acceptable cost, or at all, could prevent or inhibit the clinical testing or commercialization of our products. A product liability claim or recall could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Hazardous Materials; Environmental Matters. Our research and development activities involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. We may be required to incur significant costs to comply with environmental laws and regulations in the future. Our business may be materially adversely affected by current or future environmental laws or regulations.

Reimbursement. In both domestic and foreign markets, sales of our potential products will depend in part upon coverage and reimbursement from third-party payers, including:

      o     health care organizations

      o     government agencies

      o private health care insurers and other health care payers such as health maintenance organizations

      o     self-insured employee plans

      o     Blue Cross/Blue Shield plans

There is considerable pressure to reduce the cost of drug products. In particular, reimbursement from government agencies and insurers and large health organizations may become more restricted in the future. Our potential products represent a new mode of therapy and, while the cost-benefit ratio of the products may be favorable, we expect that the costs associated with our products will be substantial. There can be no assurance that our proposed products, if successfully developed, will be considered cost-effective by third-party payers. There can be no assurance that insurance coverage will be provided by such third-party payers at all or without substantial delay. Even if such coverage is provided, the approved reimbursement might not provide sufficient funds to enable us to become profitable.

Uncertainty Of Pharmaceutical Pricing and Related Matters. The continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare through various means may have a material adverse effect on the future revenues and profitability of biotechnology companies. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. While we cannot predict whether the government will adopt any such legislative or regulatory proposals, the announcement or adoption of such proposals could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Dependence Upon Key Personnel and Collaborative Relationships. We rely and will continue to rely on our key management and scientific staff. The loss of key personnel or the failure to recruit necessary additional qualified personnel could have a material adverse effect on our business, results of operations, financial condition or cash flow. There is intense competition from other companies, research and academic institutions and other organizations for qualified personnel in the areas of our activities. There is no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. We will need to recruit new experts in the areas of clinical testing, manufacturing, marketing and distribution and develop additional expertise in our existing personnel. If we do not succeed in recruiting such personnel or developing such expertise, our business could suffer significantly.

We have clinical trial arrangements with the National Institutes of Allergy and Infectious Diseases covering the initial proof-of-principle study for AIDS gene therapy being conducted in identical twin pairs. The study is now in Phase II testing. We also have clinical trial arrangements with:

      o     University of California, San Francisco

      o     San Francisco General Hospital

      o     University of Colorado Health Sciences Center

      o     Massachusetts General Hospital

      o     University of California, Los Angeles

      o     ViRx, Inc.

      o     Aids Research Community Consortium

Covering our patient-specific configuration of its AIDS gene therapy, these trials are also now in Phase II testing. The termination of these relationships would hinder the progress of these clinical trials.

In addition, we have several clinical trial arrangements under our GVAX(TM) program, including with The Johns Hopkins University covering a Phase I clinical trial to treat prostate cancer patients and with the Dana Farber Cancer Institute covering two Phase I clinical trials to treat lung cancer and melanoma patients. If any of these relationships are terminated, the clinical trials might not be completed and the results might not be evaluated.

We rely on the continued availability of outside scientific collaborators performing research. These relationships generally may be terminated at any time by the collaborator, typically by giving 30 days' notice. These scientific collaborators are not our employees. As a result, we have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our activities. Our agreements with these collaborators, as well as those with our scientific consultants, provide that any rights we obtain as a result of their research efforts will be subject to the rights of the research institutions in such work. In addition, some of these collaborators have consulting or other advisory arrangements with other entities that may conflict with their obligations to us. For these reasons, there can be no assurance that inventions or processes discovered by our scientific collaborators or consultants will become our property.

Shares Eligible For Future Sale; Dilution. Substantially all the outstanding shares of Cell Genesys Common Stock are eligible for sale in the public market. The following factors, as well as others such as those identified above under "--Volatility of Stock Price," could cause a decline in the market price of our Common Stock:

      o     issuance of Common Stock upon conversion of the Series B
            Preferred Stock

      o     issuance of Common Stock upon exercise of warrants

      o future sales of such Common Stock or other shares of Common Stock by existing stockholders

      o     the perception that such issuances or sales could occur

      o severe fluctuations in price and volume in the stock market in general which are unrelated to our operating performance

Conversion of the Series B Preferred Stock or exercise of the warrants would result in issuance of additional shares of Common Stock. This would cause dilution of existing investors. The number of shares of Common Stock issued, and therefore the amount of dilution of existing investors, would increase as a result of either (i) an event triggering the antidilution rights of any outstanding shares of Series B Preferred Stock, or (ii) a decline in the market price of the Common Stock immediately prior to conversion of the Series B Preferred Stock.

The holders of the Series B Preferred Stock may choose at any time to convert their shares into shares of Common Stock. In such event, the number of shares of Common Stock issued would be based on a conversion price of $11.02 per share or, if lower, the average of certain specified trading prices during the 10 trading days preceding such date of conversion (the "Floating Conversion Price"). The market price of the Common Stock has recently traded below $11.02 per share and consequently the conversion rate of the Series B Preferred Stock is currently based on the market price. The greater in decline in the market price, the greater the number of shares issuable upon conversion of the Series B Preferred Stock.

Potential Redemption Obligation. If the holders of the Series B Preferred Stock elected to convert their shares, we would not be required to issue more than 5,624,000 shares of Common Stock (which is 19.99% of the outstanding shares of Common Stock on November 14, 1997, or the "Share Limit"), unless we first obtained stockholder approval or an exemption from the Nasdaq Stock Market from the requirement to obtain stockholder approval. If we did not obtain stockholder approval or the Nasdaq exemption, we would not be required to issue shares of Common Stock in excess of the Share Limit pursuant to requests for conversion of the Series B Preferred Stock. However, in such event, the holders of the Series B Preferred Stock could require us to redeem certain shares of Series B Preferred Stock, and the amount of these redemption obligations could become material if the Common Stock price declined below approximately $3.70 per share. Since the Common Stock has recently traded at a price below $3.70 per share and we have not obtained stockholder approval or the Nasdaq exemption, we could become subject to a material redemption obligation if the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock exceeds the Share Limit. The amount of the redemption obligation will increase as the Common Stock price decreases because we are limited in the number of shares we can issue upon conversion. Consequently, volatility in the price of the Common Stock could magnify the amount of any redemption obligation.

IMPACT OF THE YEAR 2000

The Company has undertaken various initiatives to ensure that its information technology (IT) and non-IT systems are Year 2000 compliant. Based on its assessment efforts to date, the Company has not identified any systems currently in use which require replacement as a result of its Year 2000 initiatives. The Company currently anticipates that its Year 2000 identification, assessment, remediation, testing and contingency planning efforts, which began in late 1997, will be complete by the end of the second quarter of 1999. To date, no material costs have been incurred in the Company's Year 2000 project plan and none are currently anticipated.

The following is a breakdown by phase of the progress the Company has made to date on its Year 2000 project plan:

Phase                                            Time Frame     Percent Complete
-----                                            ----------     ----------------
Initial identification and assessment             Q4-- 1998            90%
Remediation                                       Q4-- 1998            90%
Testing                                           Q1-- 1999            70%
Contingency planning                              Q2-- 1999            50%

The Company is reliant upon its vendors and collaborative partners to provide Year 2000 compliant systems sufficiently before December 31, 1999. The Company has surveyed all of its major vendors, collaborative partners and other third party interests to determine whether their systems are Year 2000 compliant. While no problems have yet come to our attention, we cannot guarantee that all of the Company's key suppliers and partners will achieve Year 2000 compliance in a timely manner. The failure of the Company's vendors and partners to successfully address the Year 2000 issue could have a material adverse effect on the Company's ability to successfully address its Year 2000 issue. Such failures could materially affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition.

The costs of the Company's Year 2000 project plan, the dates on which the Company believes it will complete each phase of its Year 2000 project plan and the process for contingency planning are based on management's best estimates, which are derived from assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and other factors. There can be no assurance that these estimates and plans will prove to be accurate, and actual results could differ materially from those currently anticipated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)   Exhibits

                     27.1 Financial Data Schedule

        b)  Reports on Form 8-K

                     None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on November 13, 1998:





                                CELL GENESYS, INC.

                              By: /S/ Matthew J. Pfeffer
                                  --------------------------------------
                                  Matthew J. Pfeffer
                                  Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

                              Date: November 13, 1998

                               INDEX TO EXHIBITS

Exhibit
Number            Description
------            -----------

  27.1            Financial Data Schedule