Form 10-K405
period 1998-12-31
CELL GENESYS INC
filed 1999-03-31
CIK 865231

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-19986
                            ------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.  [X]

     As of March 15, 1999, the approximate market value of voting stock held by nonaffiliates of the Registrant was $161,608,413. 2,582,703 shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 15, 1999, the number of outstanding shares of the Registrant's Common Stock was 30,997,389.

     Documents incorporated by reference: The information called by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the company which will be filed no later than 120 days after December 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I
  Item 1.  Business.........................................    2
  Item 2.  Properties.......................................   13
  Item 3.  Legal Proceedings................................   14
  Item 4.  Submission of Matters to a Vote of Security
     Holders................................................   14

PART II
  Item 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters....................................   15
  Item 6.  Selected Consolidated Financial Data.............   16
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............   17
  Item 7a. Quantitative and Qualitative Disclosures about
     Market Risk............................................   29
  Item 8.  Consolidated Financial Statements and
     Supplementary Data.....................................   30
  Item 9.  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure..............   49

PART III
  Item 10. Directors and Executive Officers of the
     Registrant.............................................   49
  Item 11. Executive Compensation...........................   49
  Item 12. Security Ownership of Certain Beneficial Owners
     and Management.........................................   49
  Item 13. Certain Relationships and Related Transactions...   49

PART IV
  Item 14. Exhibits, Financial Statements Schedules and
     Reports on Form 8-K....................................   49

SIGNATURES..................................................   53

POWER OF ATTORNEY...........................................   53

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

     Since its inception in April 1988, Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize in vivo and/or ex vivo gene therapies to treat major, life-threatening diseases including cancer and AIDS. Cell Genesys' clinical programs include GVAX(TM) cancer vaccines in Phase I/II studies to treat specific types of cancer, and T cell gene therapy for AIDS, which is undergoing Phase II testing. GVAX(TM) vaccines for prostate cancer and for lung cancer are being developed through a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT"). AIDS gene therapy is being developed through a worldwide collaboration with Hoechst Marion Roussel, Inc. ("Hoechst Marion Roussel"). In addition, Cell Genesys has preclinical programs, which are evaluating potential gene therapies for cancer, cardiovascular disorders, hemophilia and Parkinson's disease. The Company also has assets outside of its core business which can be used to help maintain financial strength while product candidates are under development. These assets include Cell Genesys' minority ownership of Abgenix, Inc. ("Abgenix", Nasdaq-AMEX: ABGX), which is focused on the development and commercialization of antibody therapies and a licensing program in gene activation technology.

     During 1998, Cell Genesys continued to build its gene therapy business through progress in both clinical and preclinical programs, by further validating its technology through multiple scientific papers and patent issuances, and by establishing the GVAX(TM) collaboration with JT. The Company has prioritized its efforts, focusing on partnered clinical programs which offer the greatest commercial potential and advancing preclinical programs to a point where they can be partnered.

     Cell Genesys believes that gene therapies are likely to be developed on a continuum, progressing from ex vivo (modification of cells outside the patient's body for injection as therapy) to in vivo (modification of cells within the patient's body to provide therapy). The Company's goal is to emphasize "off-the-shelf" products that enable gene therapy to be provided in out-patient settings. These potentially include both non-patient-specific therapies, which could be vialed pharmaceuticals for direct administration, and patient-specific gene therapy products, which could be packaged as "kits" for overnight cell processing at clinical laboratories.

     Ex vivo gene therapies currently are being evaluated by Cell Genesys in Phase I/II human clinical studies. These include studies of GVAX(TM) therapeutic vaccines for specific types of cancer and studies of T cell AIDS gene therapy. All of these gene therapies are designed to impart new disease-fighting capabilities to the patient's immune system, in order to enhance an immune response against diseased cells. During 1998, Phase I/II human trials evaluating the GVAX(TM) vaccine for prostate cancer demonstrated antitumor effects as measured by levels of prostate specific antigen (PSA), a cancer "marker." As a result, the Company initiated additional GVAX(TM) clinical trials for prostate cancer. Phase I/II trials for lung cancer and melanoma are continuing, and the patients are now being evaluated. In Phase II trials of T cell gene therapy for AIDS, data demonstrated safety in patients with persistent HIV in their bloodstream as well as preliminary indications of potential antiviral activity.

     In vivo gene therapies are at the preclinical stage of development at Cell Genesys. Treatment strategies may target cells that typically cannot be removed from the body for external processing and therefore are modified within the body. With in vivo gene therapy, the treatment goals include stimulating targeted cells to produce a protein or other substance needed to normalize key biological processes, or otherwise inhibiting specific disease processes. In 1998, the Company's preclinical research focused on studies of gene therapy in animal models for hemophilia and Parkinson's disease, and on gene therapy strategies to overcome restenosis, a serious complication of angioplasty for cardiovascular disease. For example, in hemophilia studies, a single injection of gene therapy resulted in improved blood clotting and reduced number of bleeding episodes in a dog hemophilia model. Similarly, in studies for Parkinson's disease, a single injection of gene therapy essentially eliminated the need for daily L-dopa injections in mice with a Parkinson's-like condition. Cardiovascular gene therapy studies demonstrated the successful delivery of genes to blood vessel lining cells.

     Cell Genesys ended 1998 with approximately $53 million in cash and short-term investments. The Company has maintained its financial position by relying on funding from various corporate collaborations and licensing agreements, as well as through strategic management of its resources. Sources of funding in 1998 included the signing of the GVAX(TM) collaboration with JT, a sale of Abgenix common stock representing part of the Company's ownership position, and payments received through its gene activation licensing program.

     The Company's plan is to continue to finance its operations when possible through corporate collaborations with established pharmaceutical and biotechnology companies in order to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources, research, development and manufacturing capabilities, and marketing infrastructure to aid in the commercialization of potential disease therapies. Cell Genesys also evaluates on an ongoing basis opportunities to in-license or acquire genes and technologies that complement its portfolio. There can be no assurance that Cell Genesys will be able to enter into additional collaborative relationships or obtain new genes and technologies on acceptable terms, if at all, or that if such actions occur, they will be successful. Failure to enter new corporate relationships or expand Cell Genesys' product and technological base may limit Cell Genesys' success unless alternative financing arrangements are available.

BACKGROUND

     For many years the pharmaceutical industry has focused on developing chemical compounds as pharmaceutical drugs and disease therapies. These traditional pharmaceutical products are most often synthesized in the laboratory or derived from substances found in nature, and they include antibiotics, antineoplastics, analgesics and a variety of other compounds. The therapeutic value of such agents generally depends on their ability to stimulate or inhibit physiological processes related to disease, to interfere directly with infection or cancer, or to correct various chemical imbalances. In certain cases, traditional pharmaceutical products may not be able to achieve these purposes, due to a variety of reasons including unwanted side effects, delivery of insufficient amounts of drug to the disease site, or treatment of symptoms rather than the underlying cause of illness. Although the biotechnology industry has made significant advances with respect to the development of therapeutic products based on proteins or monoclonal antibodies, such products are not always successful in treating certain complex diseases. Examples include types of cancer, AIDS, cardiovascular diseases, neurologic conditions and a variety of genetic diseases and disorders. Cell Genesys believes that an important approach to the treatment of these and other diseases may involve the genetic modification of cells, ex vivo or in vivo, to potentially provide new, enhanced or expanded functions in the form of "gene therapy."

GENE THERAPY

     A critical component of gene therapy are genes, or segments of DNA, which typically are contained in the nucleus of cells. Genes provide the chemical instructions that direct cells to produce proteins. The production process is known as gene "expression," and the resulting proteins determine the nature and function of cells and tissues in all living organisms.

     A worldwide effort has been under way for several years to discover and study genes and their functions. Findings by academic institutions, government organizations and various corporations are providing an increased understanding of the relationship between specific genes and human disease. It is now well known that genes are implicated in the cause of many diseases, including not only inherited conditions involving a defective or missing gene, but also a wide range of diseases arising from inappropriate biological activity, such as the over- or under-expression of a normal gene as a result of environmental factors. Certain genes also may provide therapeutic benefits by stimulating the production of proteins that can overcome various disease processes.

     The field known as gene therapy is based on the principle that naturally occurring or genetically modified genes can be introduced into target cells to bring about a therapeutic effect. Depending upon the choice of genetic material delivered, gene therapy may be used to enhance normal cell activities or enable cells to perform new roles. In addition, certain forms of gene therapy may involve "gene correction," which introduces normal genes into relevant cells of patients with genetically inherited diseases, or may involve "vaccination," which uses genetic material or modified cells to stimulate the patient's immune response. Cell Genesys' lead gene therapy programs, which currently are undergoing human clinical testing, are designed to expand the capabilities of immune cells to target and more effectively fight disease.

     Another key component of gene therapy is the methodology used to introduce therapeutic genes into cells. Whether ex vivo or in vivo, the insertion of genes into cells is typically accomplished using reagents known as vectors. The role of vectors is to deliver the gene to the target cell, in order to allow the production of a specific protein. Depending upon the type of gene and its delivery site in the cell, the expressed protein may remain within the cell for intracellular effect, travel to the cell membrane to exert a cell-surface effect, or be secreted into the bloodstream to provide a systemic effect.

     Different types of vectors are needed for multiple gene therapy products, and the appropriateness of a specific vector is based on the disease indication, safety considerations, production efficiencies, disease site and other factors. Certain viruses, because of their natural ability to insert genes into cells, have proven to be particularly efficient vectors and can be genetically modified to eliminate inherent disease-causing properties. Engineered viruses may potentially have selective capabilities for targeting the delivery of genes into specific cell types and specific regions within the cells. To date, Cell Genesys has focused its gene delivery efforts primarily on the development and use of viral vector systems, including adenoviral, adeno-associated viral, lentiviral and retroviral vectors.

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

Clinical Programs

     OVERVIEW OF GVAX(TM) CANCER VACCINE PROGRAM. GVAX(TM) cancer vaccine is a treatment vaccine, not a preventative, designed to stimulate the patient's overall immune system to effectively fight cancer. This program, was obtained by Cell Genesys as part of its acquisition of Somatix Therapy Corporation in 1997. The GVAX(TM) cancer vaccine is composed of tumor cells which are genetically modified to secrete an immune-stimulating protein, granulocyte-macrophage colony stimulating factor (GM-CSF), and then are lethally irradiated for safety. Administration of the resulting product involves injecting the genetically modified, irradiated cells into the patient. The goal is to stimulate an anti-tumor immune response that targets and destroys tumor cells which persist or recur following surgery, radiation therapy and other forms of cancer treatment. Cell Genesys is currently testing two configurations of its second-generation GVAX(TM) cancer vaccine in human clinical studies, a non-patient-specific format in prostate cancer and a patient-specific format in lung cancer and melanoma. Phase I results from an earlier, first-generation GVAX(TM) vaccine substantiated the potential of the patient-specific treatment approach. Among patients with advanced metastatic melanoma, 11 of 16 patients in whom biopsies were possible demonstrated potent antitumor immunity. The evidence included dense infiltration of immune cells into metastatic tumors, detection of antitumor T cells and antibodies specific to melanoma, and destruction of tumor blood vessels.

     GVAX(TM) VACCINE FOR PROSTATE CANCER. This product candidate is comprised of an "allogeneic" (non-patient specific) vaccine which employs prostate cancer cell lines that have been genetically modified with GM-CSF and irradiated for safety. The Company's plan is to develop and manufacture this potential product as an "off-the-shelf" pharmaceutical for use after surgery or radiation therapy for the primary cancer. In ongoing Phase I/II studies, prostate cancer patients who have rising PSA levels indicative of recurrent disease are receiving the prostate cancer GVAX(TM) vaccine by intradermal injection. The objective of these initial trials is to conduct a preliminary evaluation of the safety and activity of the product. Interim results of the initial Phase I/II trial, conducted at Johns Hopkins Medical Institutions in 21 patients, were reported in late 1998. These results indicated that the treatment was safe and well tolerated and that it resulted in antitumor effects as measured by blood levels of PSA. Disease stabilization and a decrease in rising PSA levels were observed in 11 of 15 (73 percent) patients then evaluable at three months following the vaccine treatment. Two patients experienced a greater than 50 percent decrease in PSA levels, in one case continuing after eight months. The Company anticipates that further results from this initial trial will be reported during 1999. Based on the data from this initial trial, Cell Genesys has initiated an expanded Phase I/II trial of prostate cancer GVAX(TM) to optimize the dose and treatment regimen and is planning an additional study in men who have failed hormone treatment for prostate cancer. Both of these studies will include approximately 40 patients and will be conducted at Johns Hopkins Medical Institutions (Baltimore, MD), University of California, San Francisco, and PRN Research, Inc. (Dallas, TX).

     GVAX(TM) VACCINES FOR LUNG CANCER AND MELANOMA. This product candidate is comprised of an "autologous" (patient-specific) vaccine which employs cancer cells obtained from individual patients. After surgical removal of a patient's tumor, the vaccine is prepared by genetically modifying the cells to secrete GM-CSF and irradiating them for safety. The production process involves an adenoviral gene delivery system that allows overnight preparation of the vaccine at the hospital. The vaccine is injected into the patient with the intent of stimulating an immune response against the patient's own tumor cells. This form of GVAX(TM) could potentially be commercialized by Cell Genesys as a gene therapy "kit" for use by hospitals to produce vaccines on a patient-by-patient basis. Phase I/II clinical trials are in progress for lung cancer and melanoma at Dana-Farber Partners Cancer Care, Harvard Medical School (Boston, MA). Approximately 25 lung cancer patients and 25 melanoma patients are participating in the clinical trials. The company anticipates that results from these trials will be reported during 1999.

     Cell Genesys' GVAX(TM) cancer vaccines are novel therapies which must undergo rigorous human testing regulated by the FDA. There is no assurance that either configuration of GVAX(TM) will be proven safe or efficacious, or if approved, that either configuration can be successfully commercialized. Although preliminary results reported to date from Cell Genesys' Phase I/II clinical testing of GVAX(TM) vaccine for prostate cancer are encouraging, and the therapy appears to be both safe and well tolerated by patients, there can be no assurance that this therapy will be tolerated over an extended period of time or that the clinical efficacy of this therapy will be demonstrated. There also can be no assurance that Phase I/II studies of GVAX(TM) vaccines for the treatment of lung cancer or melanoma will demonstrate clinical efficacy. Any conclusion as to whether the Company's GVAX(TM) cancer vaccines can potentially play a role in the treatment of prostate cancer, lung cancer or melanoma will be based on both the results of ongoing Phase I/II clinical trials as well as future Phase II and Phase III studies.

     T CELL GENE THERAPY FOR HIV INFECTION. Human immunodeficiency virus ("HIV") is the virus which infects the human immune system and causes AIDS. A number of antiviral drugs have been approved by the U.S. Food and Drug Administration ("FDA") to inhibit replication of HIV in infected individuals and thereby slow the spread of infection throughout the immune system. However, none of these antiviral drugs is able to kill HIV-infected cells and eliminate persistent sites of infection with the virus. Furthermore, AIDS patients undergoing long-term therapy may become drug-resistant, and extensive evidence now shows that the virus reappears when drug resistance occurs, or within a short period following the discontinuation of antiviral therapy.

     Cell Genesys' T cell gene therapy for HIV infection involves genetically modifying the patient's own immune T cells to impart the ability to recognize and destroy HIV-infected cells potentially eliminating reservoirs of virus that persist despite antiviral drugs. Specifically, killer T cells (CD8 cells) and helper T cells (CD4 cells) are collected from the patient's blood via a standard blood bank procedure (apheresis) and are genetically modified with the CD4-zeta gene, which encodes a novel cell surface receptor that targets a viral protein present on HIV-infected cells. The genetically modified T cells are then expanded in number and infused into the patient periodically in an outpatient clinical setting, with the goal of reducing the number of HIV-infected cells. Cell Genesys has conducted Phase II clinical studies of T cell gene therapy for HIV infection in combination with antiviral drugs. These studies are being conducted at multiple clinical sites including the University of California at San Francisco, Massachusetts General Hospital, University of California at Los Angeles, the AIDS Community Research Consortium, and ViRx, Inc. Cell Genesys' initial Phase II trial evaluated patients who were receiving antiretroviral drug therapy but still had detectable HIV in their blood. Clinical data reported for this initial trial showed no treatment-related safety problems and successfully demonstrated persistence of the genetically modified T cells in the circulatory system for at least 100 days following cell infusion. Preliminary evidence of potential antiviral activity included a trend toward decreasing levels of HIV in gastrointestinal lymph tissue, a primary reservoir for HIV-infected cells, in four of five patients tested. A second multi-center Phase II trial of the Company's AIDS gene therapy is being conducted in approximately 40 patients who have no detectable virus in their blood while receiving antiretroviral drugs. Results from this trial are expected to be available during 1999.

     Cell Genesys' AIDS gene therapy is a novel therapy which must undergo rigorous human testing regulated by the FDA. There is no assurance that the therapy will be proven safe or efficacious, or if approved, that the therapy can be successfully commercialized. Although there have been no treatment-related side effects to date, there can be no assurance that this therapy will be tolerated by the patient over an extended period of time or that the clinical efficacy of this therapy will be demonstrated. Any conclusion as to whether the Company's gene therapy can potentially play a role in the treatment of AIDS will be based on the results of ongoing Phase II clinical trials as well as future Phase III trials.

     T CELL GENE THERAPY FOR CANCER. Cell Genesys has also conducted research and development of T cell gene therapy for the treatment of specific types of cancer. During 1998, the Company completed Phase I/II testing of T cell gene therapy for colon cancer. The patient-specific treatment involved genetically modifying the patient's own T cells with a proprietary therapeutic gene, CC49-zeta, which targets TAG-72, a protein present on many types of cancer cells. Data from both an intravenous and intrahepatic infusion study of T cell gene therapy, in patients with advanced colon cancer with liver metastases, indicated that the treatment could be safely administered in an outpatient setting and that the genetically modified T cells persisted and trafficked to the liver. No antitumor activity was observed in these studies. Cell Genesys currently plans to establish collaborative arrangements before proceeding with additional studies of T cell cancer gene therapy.

Preclinical Programs

     During 1998, Cell Genesys conducted preclinical studies in three in vivo gene therapy programs including hemophilia, Parkinson's disease and cardiovascular disorders. Findings to date have been encouraging, and the Company is seeking corporate partners to support the next stages of product development.

     HEMOPHILIA GENE THERAPY. Cell Genesys scientists and academic collaborators have evaluated gene therapy using an adeno-associated viral (AAV) vector to deliver the factor IX gene into the liver of both small and large animals with hemophilia. Factor IX is deficient in one type of hemophilia referred to as hemophilia B. Liver cells are the primary site for production of blood clotting proteins. With successful gene therapy, liver cells may be modified to provide a missing blood clotting protein. In the preclinical studies of hemophilia gene therapy, a single gene therapy injection led to stable production of the factor IX protein for the duration of study: seventeen months in mice and eight months in dogs. In the treated dogs, the time required to form blood clots was reduced, and there was a greater than 90 percent reduction in bleeding episodes in the large animals. No immune response against the gene therapy was observed.

     PARKINSON'S DISEASE GENE THERAPY. Cell Genesys scientists and academic collaborators have also evaluated AAV-based gene therapy in Parkinson's disease, a neurodegenerative condition affecting brain cells responsible for movement and speech. Currently, the drug, L-dopa is commonly prescribed as a treatment for Parkinson's disease. In a study in mice exhibiting certain Parkinson's symptoms, an AAV gene delivery system was used to deliver the genes required for the production of L-dopa to specific regions of the brain where L-dopa production could be detected throughout the one-year observation period. Additionally, after a single gene therapy injection, treated mice could survive during the study without daily L-dopa treatments.

     CARDIOVASCULAR GENE THERAPY. Cell Genesys' cardiovascular gene therapy program is focused on the development of gene therapy to prevent or treat restenosis, a complication of thrombolysis and angioplasty, a surgical procedure employed to open blood vessel blockages and restore blood flow in patients with cardiovascular disease. Restenosis occurs when blood vessel lining cells migrate to and proliferate at such treatment sites thereby constricting blood flow. Cell Genesys believes that gene therapy represents a potential approach to treating or preventing restenosis by delivering genes to blood vessel lining cells that can inhibit or slow the proliferation of the blood vessel cells associated with restenosis. Medical procedures are currently available to achieve the site-specific delivery of these genes to appropriate sites in blood vessels. Cell Genesys scientists and academic collaborators have demonstrated that adenoviral gene delivery systems can be used to deliver genes to blood vessel lining cells in studies in rabbits and that certain genes can reduce the proliferation of cells that contribute to restenosis.

PROPRIETARY GENE THERAPY TECHNOLOGIES

     Successful gene therapy -- ex vivo or in vivo -- depends on an effective combination of therapeutic genes and vectors, the gene delivery technologies used to transfer genes into cells. Cell Genesys' proprietary gene delivery technologies include adenoviral, adeno-associated viral (AAV), lentiviral and retroviral vectors. This broad portfolio of vectors enhances the number of gene therapy applications that the Company and its collaborators can pursue.

     The selection of a specific vector is based on the disease indication, safety considerations, production efficiencies, disease site and other factors. Adenoviral vectors deliver larger genes into dividing or nondividing cells, and they are currently being used ex vivo in human clinical studies of GVAX(TM) vaccine for lung cancer and melanoma. Adenoviral vectors are also being used in vivo in preclinical studies to deliver genes to cardiovascular cells. Adeno-associated viral (AAV) vectors deliver smaller genes to certain nondividing cells, including muscle, liver, nerve and blood vessel cells. Effective in vivo gene delivery using the AAV vector has been achieved in the Company's hemophilia and Parkinson's disease preclinical programs. Lentiviral vectors deliver larger genes to dividing and nondividing cells, including nerve, liver, muscle and bone marrow stem cells. Company scientists have recently described that the improved third-generation lentiviral vectors, a potential candidate for human clinical studies, which employ a new safety mechanism which can prevent the vector from functioning should it recombine with infectious virus already present in the individual receiving the gene therapy treatment. Finally, retroviral vectors are suitable for delivering genes ex vivo to dividing cells such as immune system T cells and are currently being employed in the Company's clinical programs for T cell AIDS gene therapy.

     Cell Genesys believes that its broad portfolio of vectors position the company as an attractive partner for biotechnology and pharmaceutical companies as well as academic institutions which have proprietary genes with potential in gene therapy. Cell Genesys expects to enter collaborations with such companies or institutions to license genes for product development. One example of this strategy is the worldwide license and research collaboration which Cell Genesys signed in 1998 with Mitotix, Inc. under which Cell Genesys has exclusive rights to use cell cycle inhibitor genes for the development of gene therapy products for cardiovascular disease and other indications.

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

     Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and pharmacology of the new therapy. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products for life-threatening diseases, the initial human testing is generally done with diseased patients rather than with healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase II trials. These trials are frequently referred to as Phase I/II trials. Although the preliminary Phase I/II clinical results of Cell Genesys' GVAX(TM) cancer vaccine and AIDS gene therapy have shown no significant treatment-related safety problems to date, there can be no assurance that such therapy or product will be tolerated at higher doses or that the clinical efficacy of such therapy or product will be demonstrated.

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

     Cell Genesys' manufacturing facility for production of clinical quantities of its products was licensed in 1994 by the California Department of Health Services. The California Department of Health Services may inspect the facility annually. Manufacture of clinical quantities of Cell Genesys' products does not require an FDA license, although the FDA may at any time inspect the facility. The continued operation of this facility requires compliance with FDA standards for this type of manufacturing. A separate license from the FDA is required for commercial manufacturing of any products. During 1995, Cell Genesys completed construction of a clinical scale manufacturing facility. This facility has been used to process cells for Cell Genesys' clinical testing of its T cell gene therapy and additionally is being used to manufacture clinical product for the company's Phase I/II clinical trials of GVAX(TM) cancer vaccine. Cell Genesys will consider contract manufacturing for commercial scale requirements in the future to the extent possible, or expansion of its own facilities if necessary.

CELL GENESYS ASSETS OUTSIDE OF ITS CORE BUSINESS IN GENE THERAPY

     MINORITY-OWNED ABGENIX, INC. ("ABGENIX") SUBSIDIARY. Abgenix is developing antibody therapies for transplantation-associated medical conditions, inflammation, autoimmune disorders and cancer. Abgenix's core technology includes strains of transgenic mice capable of generating fully human antibodies. Cell Genesys formed Abgenix as a separate business subsidiary in June 1996, contributing $14 million in cash, research, development and manufacturing technology as well as patents and other intellectual property specific to the antibody therapy programs. Abgenix completed its public offering (Nasdaq-AMEX: ABGX) in July 1998. Following the initial public offering, Cell Genesys' ownership of Abgenix dropped below 50 percent. In a private placement during November 1998, Cell Genesys sold approximately 1.1 million shares of Abgenix common stock, thereby reducing its Abgenix ownership to approximately 30 percent. In March, 1999, Abgenix completed the sale of 3 million shares of common stock in a follow-on offering reducing Cell Genesys' ownership of Abgenix to approximately 22 percent. The Company may decide to sell additional shares of Abgenix common stock over time, when appropriate to provide additional funding for Cell Genesys' gene therapy business.

     GENE ACTIVATION TECHNOLOGY. Cell Genesys has developed a novel and proprietary method for protein production referred to as "gene activation." Gene activation involves the insertion of genetic regulatory elements at specific sites in cell chromosomes in proximity to a human gene responsible for the production ("expression") of a therapeutic protein. Subsequently, the gene-activated protein could be produced in a cell-based production system. Gene activation may be applied to therapeutic proteins such as erythropoietin (EPO) and potentially other proteins and may offer certain advantages. Gene activation licensing agreements have provided more than $21 million in revenues to Cell Genesys as of February 1999. Most recently, Cell Genesys executed a license agreement with Hoechst Marion Roussel in February 1997 for gene-activated EPO and a second undisclosed protein. The agreement provides for up to $26 million in milestone payments and fees, in addition to any royalties on future sales of these two potential gene-activated protein products. As of February 1999, Cell Genesys had received over $13 million under this license agreement, including a milestone payment for the 1998 initiation of a Phase III clinical trial for gene-activated EPO, which Hoechst Marion Roussel is developing in collaboration with Transkaryotic Therapies, Inc., and a milestone payment for the 1998 granting of a European patent to Cell Genesys for gene activation technology.

CORPORATE COLLABORATIONS

     PHARMACEUTICAL DIVISION OF JAPAN TOBACCO. In December 1998, Cell Genesys announced the signing of a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT") for selected product candidates from the Company's GVAX(TM) cancer vaccine program. Initially the collaboration will focus on two targets: prostate cancer and lung cancer. Under the terms of the agreement, the two parties will share equally in the product development costs and future profits on a worldwide basis. Cell Genesys will have marketing rights in North America; JT will have marketing rights in Japan, Taiwan and Korea; and the two companies will share equally in marketing rights in Europe and the rest of the world. The agreement provides for committed payments to Cell Genesys of $12.7 million due at signature and a first anniversary payment of $2.5 million. Based primarily on the research and development progress with the two GVAX(TM) products, Cell Genesys could receive up to $27.5 million in research and development funding in the first three years, and approximately $80 million in milestone payments if JT continues in the collaboration through the regulatory approvals of the two products. Additionally, the agreement provides for loans of up to $30 million to Cell Genesys for Phase III development costs if JT continues in the collaboration into Phase III trials. The parties have also agreed to support an ongoing clinical trial of GVAX(TM) for kidney cancer in Japan which is the first clinical trial of cancer gene therapy in Japan. If the parties agree to proceed with the development of this third GVAX(TM) product, Cell Genesys will be eligible to receive additional funding in the form of research and development reimbursements and other payments to be agreed upon at a later date. Of the above payments to be received by Cell Genesys, approximately $45 million thereof are expected during the first two years of the agreement. None of the payments involve an additional equity investment in Cell Genesys by JT, which currently owns approximately 3 percent of the Company. This is the second collaboration agreement between

Cell Genesys and JT. The first collaboration, signed in 1991, funded the successful development of the fully human monoclonal antibody technology employed by Abgenix.

     HOECHST MARION ROUSSEL. In 1995, Cell Genesys signed a worldwide agreement with Hoechst Marion Roussel for the development and commercialization of Cell Genesys' AIDS gene therapy program. Under the agreement, Cell Genesys is leading product development in North America and would provide worldwide manufacturing services. Hoechst Marion Roussel has worldwide marketing rights to AIDS gene therapy. In North America, Cell Genesys will participate in profit sharing and has retained a co-promotion option. Elsewhere in the world, Cell Genesys will receive royalties. Cell Genesys has retained worldwide rights for any cancer gene therapy. In addition to AIDS gene therapy, Hoechst Marion Roussel also has preferential rights for up to two additional T cell gene therapy product candidates that, if exercised, would result in additional payments to Cell Genesys. The collaboration also provides for consolidation of intellectual property related to Cell Genesys' gene therapy technology through a cross-licensing agreement among Cell Genesys, Hoechst Marion Roussel and its licensor in this field, Massachusetts General Hospital. Through December 1998, Cell Genesys has received approximately $63.6 million under its agreement with Hoechst Marion Roussel including a $20 million equity investment in Cell Genesys' common stock representing approximately 6 percent of the outstanding Cell Genesys common stock as of December 31, 1998. There can be no assurance that Cell Genesys will receive any further progress-dependent funding from Hoechst Marion Roussel pursuant to this arrangement, or that Hoechst Marion Roussel will exercise its warrant to purchase additional shares of Cell Genesys' common stock.

     OTHER COLLABORATIONS. Cell Genesys entered into two agreements in 1998 relating to its cardiovascular technology. The first was a worldwide license and research collaboration with Mitotix, Inc. under which Cell Genesys has exclusive rights to use certain cell cycle inhibitor genes for the development of gene therapy products to treat cardiovascular disease and other indications. The agreement also covers a research collaboration in which Mitotix scientists are conducting research to enhance cell cycle inhibitors for Cell Genesys' development of these products. Additionally, Cell Genesys signed a research collaboration agreement with Collateral Therapeutics, Inc. Under this agreement, Collateral is evaluating Cell Genesys' second-generation recombinant adenoviral vectors in preclinical studies of cardiovascular gene therapy.

GENE THERAPY PATENTS AND TRADE SECRETS

     The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has approximately 150 issued or granted patents and more than 300 pending applications. While Cell Genesys is currently prosecuting its patent applications, it cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Because patent applications in the United States are confidential until patents are issued and publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Cell Genesys cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

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

     Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. To determine the priority of inventions, interference proceedings are frequently declared by the U.S. Patent Office that could result in substantial costs to the Company and may result in an adverse decision as to the priority of the Company's inventions. Cell Genesys is currently involved in interference and/or opposition proceedings with regard to: (i) gene activation technology, (ii) ex vivo gene therapy, and
(iii) chimeric receptor
technology employed in the company's T cell gene therapy program. The outcome of these proceedings cannot be predicted, but are not expected to have a material adverse effect on the Company's intellectual property position or its business. The Company may be involved in other interference and/or opposition proceedings in the future. The Company believes there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

HUMAN RESOURCES

     As of December 31, 1998, Cell Genesys employed 118 persons, of whom 18 hold Ph.D. degrees and 3 hold M.D. degrees. Approximately 89 employees are engaged in research and development, and 29 support business development, intellectual property, finance and other administrative functions. Cell Genesys' senior management and directors have had prior product development experience in the biotechnology and pharmaceutical industries.

     Cell Genesys' success will depend in large part upon its ability to attract and retain employees. Cell Genesys faces competition in this regard from other companies, research and academic institutions, government entities and other organizations. Cell Genesys believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS

     The executive officers of Cell Genesys and their ages as of December 31, 1998 are as follows:

                NAME                   AGE                  POSITION WITH CELL GENESYS
                ----                   ---                  --------------------------
Stephen A. Sherwin, M.D. ............  50    Chairman of the Board, President and Chief Executive
                                             Officer
Matthew J. Pfeffer...................  41    Chief Financial Officer
Dale G. Ando M.D. ...................  45    Vice President -- Clinical Research and Regulatory
                                             Affairs
David F. Broad, Ph.D. ...............  45    Vice President -- Development and Manufacturing
Mitchell H. Finer, Ph.D. ............  40    Vice President -- Research
Bruce A. Hironaka....................  44    Vice President -- Corporate Development
Christine McKinley...................  45    Vice President -- Human Resources

     Dr. Sherwin has served as the president and chief executive officer and a director of Cell Genesys since March 1990. In March 1994, Dr. Sherwin was elected to the additional position of chairman of the board of directors of Cell Genesys. From 1983 to 1990, Dr. Sherwin held various positions at Genentech, Inc., a biotechnology company, most recently as vice president of clinical research. Prior to 1983, Dr. Sherwin held various positions on the staff of the National Cancer Institute. Dr. Sherwin also currently serves as an associate clinical professor of medicine at the University of California, San Francisco, a position he has held since 1986. Dr. Sherwin currently serves as chairman of the board of Abgenix, Inc. and is also a director of the California Healthcare Institute, a non-profit institution. Dr. Sherwin holds a B.A. in biology from Yale University and an M.D. from Harvard Medical School.

     Mr. Pfeffer joined Cell Genesys in June 1996 as director of finance and was appointed chief financial officer in September 1998. From 1989 to 1996, Mr. Pfeffer held a variety of positions at Diasonics Ultrasound, Inc., most recently as corporate controller. From 1987 to 1989, he was in the finance department at ComputerLand Corporation. From 1981 to 1987, Mr. Pfeffer was in the audit and consulting groups at Price Waterhouse, where he obtained his CPA certificate. Mr. Pfeffer graduated with a B.S. degree in business administration from the University of California, Berkeley.

     Dr. Ando, vice president, clinical research and regulatory affairs, joined Cell Genesys in July 1997. Dr. Ando brings over nine years of clinical development and research experience to Cell Genesys, including three years at Cetus Corporation and six years at Chiron Corporation. Most recently he has served as director of clinical gene therapy for Chiron Technologies at Chiron. His experience includes clinical development of biological therapeutics and gene therapy for both cancer and HIV infection. Dr. Ando began his career as a faculty member at UCLA medical school in the division of rheumatology. He received his M.D. and Internal Medicine training at the University of Michigan and a B.S. in Chemistry from Stanford University.

     Dr. Broad joined Cell Genesys in 1993 and is currently vice president of development and manufacturing. His prior experience in biological product development includes more than six years at Celltech Limited, where he specialized in cell-based manufacturing systems for therapeutic proteins and antibodies. Dr. Broad also served as a senior development scientist at Beecham Pharmaceuticals. He received his B.S. and Ph.D. in microbiology from the University of London and served as a postdoctoral research fellow in the Microbiology Section of the School of Pharmacy, University of London.

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

     Mr. Hironaka, vice president, corporate development, joined Cell Genesys in 1994. From 1992 to 1994, Mr. Hironaka was with Aviron, a biotechnology company focusing on viral vaccines, most recently as vice president responsible for business development, finance, human resource and operations. Previously, he was a consultant with McKinsey & Company, a leading international management consulting firm. Mr. Hironaka received an A.B. in economics from the University of California, Berkeley and holds an M.B.A. and J.D. from Stanford University.

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

SCIENTIFIC ADVISORY BOARD

     Cell Genesys has created a prominent scientific advisory board that includes several leaders in the gene therapy field. The board consists of the following individuals:

                   NAME                                         SCIENTIFIC POSITION
                   ----                                         -------------------
Fred H. Gage, Ph.D. ......................  Professor of Neuroscience at The Salk Institute for
                                            Biological Studies
Ronald N. Germain, M.D., Ph.D. ...........  Deputy Chief of Laboratory of Immunology
                                            Chief, Lymphocyte Biology Section
                                            National Institutes of Health
                                            National Institute of Allergy and Infectious Diseases
Jordan U. Gutterman, M.D. ................  Chairman, Clinical Immunology and Biological Therapy M.D.
                                            Anderson Cancer Center
Philip A. Hieter, Ph.D. ..................  Professor of Medical Genetics
                                            University of British Columbia
                                            Center for Molecular Medicine & Therapeutics
Raju S. Kucherlapati, Ph.D. ..............  Kramer Professor
                                            Chairman of the Department of Molecular Genetics
                                            Albert Einstein College of Medicine
Richard C. Mulligan, Ph.D. ...............  Investigator, Howard Hughes Medical Institute Children's
                                            Hospital;
                                            Mallinckrodt Professor of Genetics
                                            Harvard Medical School
John T. Potts, Jr., M.D. .................  Director of Research
                                            Massachusetts General Hospital; Physician-in-Chief Emeritus
                                            Jackson Distinguished Professor of Clinical Medicine
                                            Harvard Medical School
Thomas E. Shenk, Ph.D. ...................  Elkins Professor
                                            Chairman of the Department of Molecular Biology
                                            Investigator, Howard Hughes Medical Institute
                                            Professor, Princeton University
Inder M. Verma, Ph.D. ....................  Professor of Molecular Biology and Virology
                                            The Salk Institute
Arthur Weiss, M.D., Ph.D. ................  Chief, Rheumatology Division
                                            Ephraim P. Engleman Distinguished Professor of Rheumatology
                                            Investigator, Howard Hughes Medical Institute
                                            University of California, San Francisco

ITEM 2. PROPERTIES

     Cell Genesys occupies administrative offices and research laboratories covering approximately 80,000 square feet of space in a research and development office park located in Foster City, California. Cell Genesys' lease of these facilities expires in 2002, with an option to renew the lease for an additional four-year term. Cell Genesys' laboratories are equipped for biochemical and tissue culture research and development. Additionally, Cell Genesys has constructed a facility licensed for Good Manufacturing Practices ("GMP") manufacturing of clinical quantities of Cell Genesys' products.

     In addition, Cell Genesys leases certain other facilities, including facilities assumed as part of its acquisition of Somatix Therapy Corporation in 1997. These facilities are not currently occupied by Cell

Genesys, but are largely sublet to other companies under sub-leasing arrangements. Cell Genesys also retains approximately 25,000 square feet of GMP manufacturing space in Alameda, Calif. available for manufacturing of future products. The Company believes its facilities are in good repair and are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Cell Genesys common stock is traded in the over-the-counter market and is quoted on The Nasdaq-AMEX National Market under the symbol "CEGE." The following table sets forth, for the periods indicated, the high and low bid prices per share of Cell Genesys common stock as reported by The Nasdaq-AMEX National Market. Cell Genesys did not pay any cash dividends with respect to the Cell Genesys common stock during any of the periods indicated below.

                                                               HIGH      LOW
                                                              ------    -----
Calendar Year 1997
  First Quarter.............................................  $ 9.44    $6.13
  Second Quarter............................................  $ 6.25    $4.50
  Third Quarter.............................................  $ 7.88    $4.94
  Fourth Quarter............................................  $11.50    $7.19
Calendar Year 1998
  First Quarter.............................................  $ 8.63    $6.19
  Second Quarter............................................  $ 9.00    $6.50
  Third Quarter.............................................  $ 8.94    $3.00
  Fourth Quarter............................................  $ 6.00    $2.69
Calendar Year 1999
  First Quarter (through 3/15/99)...........................  $ 7.06    $5.69

     As of March 15, 1999, there were approximately 11,556 holders of record of the Company's common stock. On March 15, 1999 the last reported sales price on the Nasdaq-AMEX National Market for the common stock was $5.69. The market for the Company's common stock is highly volatile.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------
                                                    1998        1997        1996       1995       1994
                                                  ---------   ---------   --------   --------   --------
                                                          (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue under collaborative
  agreements -- principally from related
  parties.......................................  $  24,146   $  23,806   $ 22,505   $ 13,822   $  9,416
Operating expenses:
  Research and development......................     37,932      36,830     27,587     25,879     21,540
  General and administrative....................      8,204      10,659      7,469      5,670      5,316
  Charge for purchased in-process technology....         --      72,270         --         --         --
  Restructuring charge related to acquisition...         --       6,576         --         --         --
  Charge for cross-license and settlement
    (includes $11,250 equity in losses of
    Xenotech joint venture associated with
    cross-license and settlement)...............         --      22,500         --         --         --
                                                  ---------   ---------   --------   --------   --------
         Total operating expenses...............     46,136     148,835     35,056     31,549     26,856
                                                  ---------   ---------   --------   --------   --------
Operating loss..................................    (21,990)   (125,029)   (12,551)   (17,727)   (17,440)
Equity in loss of Abgenix.......................     (2,917)         --         --         --         --
Gain on sale of stock of Abgenix................      7,020          --         --         --         --
Interest income, net............................      1,567       1,500      3,277      2,739      2,896
                                                  ---------   ---------   --------   --------   --------
Loss before minority interest...................    (16,320)  $(123,529)  $ (9,274)  $(14,988)  $(14,544)
Loss attributed to minority interest............      4,192          --         --         --         --
                                                  ---------   ---------   --------   --------   --------
Net loss........................................    (12,128)  $(123,529)  $ (9,274)  $(14,988)  $(14,544)
Deemed dividend to preferred stockholders.......      1,088          --         --         --         --
                                                  ---------   ---------   --------   --------   --------
Net loss attributed to common stock.............  $ (13,216)  $(123,529)  $ (9,274)  $(14,988)  $(14,544)
                                                  =========   =========   ========   ========   ========
Basic and diluted net loss per common share.....  $   (0.46)  $   (5.33)  $  (0.57)  $  (1.07)  $  (1.07)
                                                  =========   =========   ========   ========   ========
Basic and diluted weighted average common shares
  outstanding...................................     28,607      23,172     16,373     14,025     13,630
                                                  =========   =========   ========   ========   ========

                                                                       DECEMBER 31,
                                                  ------------------------------------------------------
                                                    1998        1997        1996       1995       1994
                                                  ---------   ---------   --------   --------   --------
                                                                      (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...................................  $  52,874   $  88,816   $ 85,584   $ 81,929   $ 70,772
Working capital.................................     44,031      51,804     64,137     76,098     67,923
Total assets....................................     65,799     106,887     99,809     94,120     82,162
Total current liabilities.......................      9,964      39,955     22,612      7,007      4,707
Long-term obligations...........................      4,860      11,082      6,133      7,720      5,126
Redeemable convertible preferred stock..........     12,083      19,817         --         --         --
Accumulated deficit.............................   (175,456)   (179,563)   (56,270)   (46,459)   (32,405)
Stockholders' equity............................     38,892      18,641     71,064     79,393     72,329

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

OUTLOOK

     Since its inception in April 1988, Cell Genesys, Inc. has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize in vivo and/or ex vivo gene therapies to treat major, life-threatening diseases including cancer and AIDS. Cell Genesys' clinical programs include GVAX(TM) cancer vaccines in Phase I/II studies to treat specific types of cancer, and T cell gene therapy for AIDS, which is undergoing Phase II testing. GVAX(TM) vaccines for prostate cancer and for lung cancer are being developed through a worldwide collaboration with the pharmaceutical division of Japan Tobacco. AIDS gene therapy is being developed through a worldwide collaboration with Hoechst Marion Roussel, Inc. In addition, Cell Genesys has preclinical programs, which are evaluating potential gene therapies for cancer, cardiovascular disorders, hemophilia and Parkinson's disease. The Company also has assets outside of its core business which can be used to help maintain financial strength while product candidates are under development. These assets include Cell Genesys' minority ownership of Abgenix, which is focused on the development and commercialization of antibody therapies and a licensing program in gene activation technology.

     The Company acquired Somatix Therapy Corporation ("Somatix") during 1997 and completed the integration of Somatix and Cell Genesys during 1997 and 1998, having prioritized the most promising programs and having significantly reduced overall expenses of the combined businesses. At the end of the third quarter of 1998, encouraging data from Cell Genesys' clinical trials prompted the Company to implement further restructuring to focus its resources on the advancement of its clinical-stage programs and to reduce operating expenses by approximately 30 percent, or $10 million per year. The restructuring was accomplished through a combination of reallocation of resources on more advanced clinical-stage programs, elimination of certain fixed costs and an approximate 20 percent reduction in the number of regular employees. Prior to this reduction, Cell Genesys employed approximately 140 individuals. The Company's plan is to advance preclinical-stage programs to a point where they can then be supported primarily through corporate partnerships.

     Cell Genesys believes that gene therapies are likely to be developed on a continuum, progressing from ex vivo (modification of cells outside the patient's body for injection as therapy) to in vivo (modification of cells within the patient's body to provide therapy). The Company's goal is to emphasize "off-the-shelf" products that enable gene therapy to be provided in out-patient settings. These potentially include both non-patient-specific therapies, which could be vialed pharmaceuticals for direct administration, and patient-specific gene therapy products, which could be packaged as "kits" for overnight cell processing at clinical laboratories.

     Ex vivo gene therapies currently are being evaluated by Cell Genesys in Phase I/II human clinical studies. These include studies of GVAX(TM) therapeutic vaccines for specific types of cancer and studies of T cell AIDS gene therapy. All of these gene therapies are designed to impart new disease-fighting capabilities to the patient's immune system, in order to enhance an immune response against diseased cells. During 1998, Phase I/II human trials evaluating the GVAX(TM) vaccine for prostate cancer demonstrated antitumor effects as measured by levels of prostate specific antigen (PSA), a cancer "marker." As a result, the Company initiated additional GVAX(TM) clinical trials for prostate cancer. Phase I/II trials for lung cancer and melanoma are continuing, and the patients are now being evaluated. In Phase II trials of T cell gene therapy for AIDS, data demonstrated safety in patients with persistent HIV in their bloodstream as well as preliminary indications of potential antiviral activity.

     In vivo gene therapies are at the preclinical stage of development at Cell Genesys. Treatment strategies may target cells that typically cannot be removed from the body for external processing and therefore are modified within the body. With in vivo gene therapy, the treatment goals include stimulating targeted cells to produce a protein or other substance needed to normalize key biological processes, or otherwise inhibiting specific disease processes. In 1998, the Company's preclinical research focused on studies of gene therapy in animal models for hemophilia and Parkinson's disease, and on gene therapy strategies to overcome restenosis, a serious complication of angioplasty for cardiovascular disease. For example, in hemophilia studies, a single injection of gene therapy resulted in improved blood clotting and reduced number of bleeding episodes in a dog hemophilia model. Similarly, in studies for Parkinson's disease, a single injection of gene therapy essentially eliminated the need for daily L-dopa injections in mice with a Parkinson's-like condition. Cardiovascular gene therapy studies demonstrated the successful delivery of genes to blood vessel lining cells.

     Abgenix, which is focused on the development and commercialization of antibody therapies, was initially formed as a wholly owned subsidiary of Cell Genesys in mid-1996. In July 1998, Abgenix completed an initial public offering
(IPO). Cell Genesys' financial results for 1998 include the results of Abgenix only during the first half of the year, prior to Abgenix's IPO. After this IPO, Cell Genesys' ownership of Abgenix dropped below 50 percent, with the result that Abgenix is no longer consolidated into the individual financial statement lines but is shown instead as equity in the losses of an unconsolidated subsidiary. Following the Company's sale of part of its ownership of Abgenix common stock in the fourth quarter, Cell Genesys ended 1998 with approximately 30 percent ownership in Abgenix. Abgenix is developing antibody therapies for transplantation-associated medical conditions, inflammation, autoimmune disorders and cancer. Abgenix's core technology includes strains of transgenic mice capable of generating fully human antibodies. Cell Genesys formed Abgenix as a separate business subsidiary in June 1996, contributing $14 million in cash, research, development and manufacturing technology as well as patents and other intellectual property specific to the antibody therapy programs. Abgenix completed its public offering (Nasdaq-AMEX: ABGX) in July 1998. Following the initial public offering, Cell Genesys' ownership of Abgenix dropped below 50 percent. In a private placement during November 1998, Cell Genesys sold approximately 1.1 million shares of Abgenix common stock, thereby reducing its Abgenix ownership to approximately 30 percent. In March, 1999, Abgenix completed the sale of 3 million shares of common stock in a follow-on offering reducing Cell Genesys' ownership of Abgenix to approximately 22 percent. The Company may decide to sell additional shares of Abgenix common stock over time, when appropriate to provide additional funding for Cell Genesys' gene therapy business.

     Cell Genesys' net cash usage for 1999 in its current operations is not expected to exceed approximately $10 million, and the Company intends to manage toward this net cash expenditure target through funding received from various corporate collaborations and licensing agreements, as well as through strategic management of its resources and, potentially the sale of some portion of its remaining Abgenix shares. When possible, the company intends to continue to finance its operations through corporate collaborations with established pharmaceutical and biotechnology companies in order to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. The Company may from time to time evaluate opportunities to acquire or in-license other potential products and technologies. Expenses associated with in-licensing such products may constitute unbudgeted expenses.

RESULTS OF OPERATIONS

     Revenue increased to $24.1 million in 1998 from $23.8 million and $22.5 million in 1997 and 1996, respectively. The collaboration with Japan Tobacco Inc. entered into in December 1998 for Cell Genesys GVAX(TM) programs provided revenue of $12 million during 1998. Under the terms of the agreement, the Company could receive up to $27.5 million in research and development expenditures during the first three years and could receive up to $80 million in milestone payments. The collaboration with Hoechst Marion

Roussel, Inc. which was entered into in 1995 continued to fund Cell Genesys' AIDS gene therapy program. Revenue under this agreement decreased to $6.4 million in 1998 from $14.4 million in 1997 and $15.3 million in 1996, and will continue to decrease in 1999 due to the completion of the majority of research and development activities planned to date. The partners are currently evaluating the results of these activities, including ongoing clinical trials. Further research and development activities and funding will be determined upon completion of this review. In February 1997, Cell Genesys entered into an agreement to license the Company's gene activation technology to Hoechst Marion Roussel for erythropoietin (EPO) and a second undisclosed protein. The agreement provides for milestone payments and annual maintenance fees, in addition to royalties on future sales of these two potential gene-activated protein products. The Company recognized revenue of $4.1 million in 1998 and $5.1 million in 1997 pursuant to the agreement. Other revenues in 1996 through 1998 resulted primarily from the Company's joint venture ("Xenotech") with JT Immunotech in its human monoclonal antibody program during such time that Abgenix's results were included as a consolidated subsidiary (see Note 3 to the Consolidated Financial Statements).

     Research and development expenses increased to $37.9 million during 1998 from $36.8 million and $27.6 million in 1997 and 1996, respectively. The increase reflects the costs of expanded clinical development activities for the Company's cancer gene therapy and AIDS gene therapy programs. The increase also reflects the costs of additional research targets following the acquisition of Somatix in 1997. Research and development expenses have generally represented approximately 80% of the Company's total operating expenses, excluding the effect of non-recurring charges in 1997 for a cross-license and settlement with GenPharm International ("GenPharm") to which the Company as well as Abgenix, Japan Tobacco and Xenotech were parties, as well as the acquisition of Somatix and related restructuring. The Company expects that its research and development expenditures will continue to increase to support additional product development activities, particularly in the field of cancer, for which a number of the Company's GVAX(TM) cancer vaccine trials commenced in 1998. The rate of increase depends on a number of factors including primarily progress in the clinical trials.

     General and administrative expenses were $8.2 million during 1998 compared to $10.7 million and $7.5 million in 1997 and 1996, respectively. The decrease this year reflects the Company's continuing efforts to control administrative expenditures as well as the exclusion of Abgenix costs following its IPO. The Company implemented a corporate restructuring plan in September 1998 to reduce its operating expenses by 30 percent and focus more resources on its clinical stage programs.

     Interest income was $3.7 million in 1998 compared to $4.0 million and $4.4 million in 1997 and 1996, respectively. The decrease was due to lower average cash balances during these years. Interest expense decreased to $2.2 million in 1998 from $2.5 million in 1997 and increased from $1.2 million in 1996. The increase in 1997 and subsequent decline in 1998 was due to interest accrued on the note payable to GenPharm commencing January 1997 which was paid in September 1998.

     Cell Genesys' net loss was $12.1 million in 1998, compared to $123.5 million in 1997 and $9.3 million in 1996. This was primarily due to $78.9 million in non-recurring charges for the acquisition of Somatix and related costs and $22.5 million in non-recurring charges related to the cross-license and settlement agreement in 1997. The Company's accounting for costs associated with its purchase of Somatix is currently under review by the Securities and Exchange Commission ("SEC"). The SEC has recently been critical of many companies' accounting for acquisition related costs, including those associated with in-process technology. While the Company believes its accounting for such costs to be correct, as a result of this review it may be subject to potential revision. Net losses, excluding non-recurring charges, are expected to continue and may increase in future years as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and late stage human testing of its potential products.

     At December 31, 1998, Cell Genesys had federal net operating loss carryforwards of approximately $119 million. The company also had federal research and development tax credit carryforwards of approximately $2.4 million as of December 31, 1998. The net operating loss and credit carryforwards will expire in the years of 1999 through 2018, if not utilized.

LIQUIDITY AND CAPITAL RESOURCES

     Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through February 28, 1999, the Company received $172.8 million in net proceeds from equity financings, $118.4 million under collaborative agreements and utilized $27.3 million of property and equipment financings.

     At December 31, 1998, Cell Genesys' cash, cash equivalents and short-term investments totaled $52.9 million, compared to $88.8 million at December 31, 1997. This decrease was due primarily to cash used in operating activities of $15.3 million, payment of $15.0 million for the GenPharm convertible note and payment of long term financing obligations. At December 31, 1997 cash and cash equivalents included $15.3 million held by Abgenix, which at December 31, 1998 is not consolidated in the Company's cash and cash equivalents.

     Cell Genesys anticipates that consolidated net cash usage will not exceed $10 million in 1999. The Company expects its cash requirements to increase significantly in the future. The Company's capital requirements can depend on numerous factors, including: the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction and maintenance of collaborative partners; the acquisition of new products or technologies; and the cost of litigation, patent interference proceedings or other legal proceedings or their resolution.

     Cell Genesys believes that its available cash, cash equivalents and short-term investments at December 31, 1998, together with payments to be received under the Company's existing collaborative arrangements, license agreements and financing facilities will be sufficient to meet the Company's operating expenses and capital requirements at least through 2000. Thereafter, the Company may require substantial additional funds. Due to these requirements, the Company regularly considers financing alternatives, including sale of equity securities held in Abgenix and the private or public sale of equity by Cell Genesys. Any sale of Cell Genesys' equity securities may be dilutive to existing stockholders.

RISK FACTORS

     Need for Substantial Additional Funds. We will need substantial additional funds to do existing and planned preclinical and clinical trials to continue research and development activities, and to establish manufacturing and marketing capabilities for any products we may develop. We expect that our existing capital resources, together with payments to be received under existing collaborative agreements and amounts available under existing equipment financing facilities, will enable us to maintain our operations at least through 2000. Beyond 2000, we may need to raise substantial additional capital to fund our operations.

     Our future capital requirements will depend on, and could increase as a result of, many factors such as:

     - continued scientific progress of research and development programs

     - magnitude of such programs

     - progress of preclinical and clinical testing

     - time and costs involved in obtaining regulatory approvals

     - costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims

     - competing technological and market developments

     - changes in collaborative relationships with Hoechst Marion Roussel, Japan Tobacco and others

     - terms of any additional collaborative arrangements into which we may enter

     - our ability to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements

     - cost of establishing manufacturing facilities

     - cost of commercialization activities

     - demand for our products, if and when approved

     - potential redemption obligations in connection with conversion of the Series B convertible preferred stock. See "Notes to Consolidated Financial Statements" Note 9, "-- Shares Eligible for Future Sale, Dilution" and ". . . Potential Redemption Obligations."

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

     Operating Loss and Accumulated Deficit. We have incurred net losses since our inception. At December 31, 1998, our accumulated deficit was approximately $175.6 million. We incurred net losses of $12.1 million for the year ended December 31, 1998. Such losses have resulted principally from expenses of research and development programs and to a lesser extent, from general and administrative expenses. In 1997, we incurred losses of $123.5 million, including $78.9 million related to the acquisition of Somatix and $22.5 million related to the cross license and settlement agreement with GenPharm. During the first six months of 1998 while Abgenix was a consolidated subsidiary, we attributed Abgenix losses totaling $4.2 million to the minority stockholders. Under the equity method of accounting, we recorded $2.9 million loss in equity of Abgenix during the six months ended December 31, 1998. We expect to incur substantial losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials and manufacturing. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

     Technological Uncertainty. Gene therapy is a new technology. Existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to our specific gene therapy approaches are also limited. Our GVAX(TM) cancer vaccine and AIDS gene therapy are currently being tested in Phase I/II and Phase II human clinical trials, respectively, to determine their safety and efficacy. None of our other products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible side effects of gene therapy may be serious and potentially life-threatening. There can be no assurance that unacceptable side effects will not be discovered during preclinical and clinical testing of our potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercialization. Although we are testing proposed products or therapies in human clinical trials, there can be no assurance that we will be permitted to undertake human clinical trials for any of our other products. Also, the results of such testing might not demonstrate safety or efficacy. Even if clinical trials are successful, there is no assurance that we will obtain regulatory approval for any indication, that an approved product can be produced in commercial quantities at reasonable cost or that such a product will be successfully marketed.

     Patents and Trade Secrets. The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has approximately 150 issued or granted patents and more than 300 pending applications. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be certain that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for such inventions.

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

     Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued to us, or to determine the scope and validity of other parties' proprietary rights. To determine the priority of inventions, the United States Patent Office frequently declares interference proceedings. In Europe, other patents can be revoked through opposition proceedings. Such proceedings could result in an adverse decision as to the priority of our inventions.

     We are currently involved in three separate interference and/or opposition proceedings with regard to:

     (i) gene activation technology

     (ii) ex vivo gene therapy

     (iii) chimeric receptor technology

     While we believe our position in each proceeding is strong, the outcome of each proceeding cannot be predicted. An adverse result could have a material adverse effect on our intellectual property position in these areas. We may be involved in other interference and/or opposition proceedings in the future. We believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

     Competition. Competition in the field of gene therapy from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and expected to increase. There are numerous competitors working on products to treat each of the diseases for which we are seeking to develop therapeutic products. Some competitors are pursuing a product development strategy competitive with ours, particularly with respect to our cancer vaccine program. Certain of these competitive products are in substantially more advanced stages of product development and clinical trials. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete. Many of these competitors have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors may have significantly greater experience than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining United States Food and Drug Administration (the "FDA") and other regulatory approvals of products, and in manufacturing and marketing such products. Accordingly, our competitors may obtain patent protection, or FDA approval and may commercialize products more rapidly than we do. There can be no assurance that we will be able to obtain certain biological materials necessary to support our research, development or manufacturing of any of our planned therapies. If we are permitted to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect to build additional clinical scale and commercial scale manufacturing facilities and/or employ contract facilities to commercialize our products. We also expect to secure funding for these and other product development activities through our partners and future potential partners. We also compete with universities and other research institutions in the development of products, technologies and processes. In many instances, we compete with other commercial entities in acquiring products or technology from universities.

     We expect that competition among products approved for sale will be based, among other things, on:

     - product efficacy

     - safety

     - reliability

     - availability

     - price

     - patent position

     - sales, marketing and distribution capabilities

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

     Volatility Of Stock Price. The market prices for securities of biopharmaceutical and biotechnology companies (including Cell Genesys) have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors may affect our stock price:

     - fluctuations in our financial results

     - announcements of technological innovations or new therapeutic products by us or our competitors

     - announcements of changes in governmental regulation

     - announcements of regulatory approvals or disapprovals of our or our competitors' products

     - developments in patent or other proprietary rights

     - public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies

     - general market conditions

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

     In addition to laws and regulations enforced by the FDA, we are also subject to regulation under:

     - Occupational Safety and Health Act

     - Environmental Protection Act

     - Toxic Substances Control Act

     - Resource Conservation and Recovery Act

     - Other present and potential future federal, state or local laws and regulations

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

     - market size and concentration

     - size and expertise of the partner's sales force in a particular market

     - the Company's overall strategic objectives

     We are currently engaged in various stages of discussions with potential partners. There can be no assurance that we will be able to establish new relationships, if at all, on acceptable terms and conditions.

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

     Reimbursement. In both domestic and foreign markets, sales of our potential products will depend in part upon coverage and reimbursement from third-party payers, including:

     - government agencies

     - private health care insurers and other health care payers such as health maintenance organizations

     - self-insured employee plans

     - Blue Cross/Blue Shield and similar plans

     There is considerable pressure to reduce the cost of biotechnology and pharmaceutical products. In particular, reimbursement from government agencies and insurers and large health organizations may become more restricted in the future. Our potential products represent a new mode of therapy and, while the cost-benefit ratio of the products may be favorable, we expect that the costs associated with our products will be substantial. There can be no assurance that our proposed products, if successfully developed, will be considered cost-effective by third-party payers. There can be no assurance that insurance coverage will be provided by such third-party payers at all or without substantial delay. Even if such coverage is provided, the approved reimbursement might not provide sufficient funds to enable us to become profitable.

     Uncertainty Of Pharmaceutical Pricing and Related Matters. The continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare through various means, may have a material adverse affect on the future revenues and profitability of biotechnology companies. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. While we cannot predict whether the government will adopt any such legislative or regulatory proposals, the announcement or adoption of such proposals could have a material adverse effect on our business, results of operations, financial condition and cash flow.

     Dependence Upon Key Personnel and Collaborative Relationships. We rely and will continue to rely on our key management and scientific staff. The loss of key personnel or the failure to recruit necessary additional qualified personnel could have a material adverse effect on our business, results of operations, financial condition or cash flow. There is intense competition from other companies, research and academic institutions and other organizations for qualified personnel in the areas of our activities. There is no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. We will need to continue to recruit experts in the areas of clinical testing, manufacturing, marketing and distribution and develop additional expertise in our existing personnel. If we do not succeed in recruiting such personnel or developing such expertise, our business could suffer significantly.

     We have clinical trial agreements with a number of public and private medical institutions relating to the conduct of human clinical trials for our GVAX(TM) cancer vaccine program and T cell gene therapy program. These agreements include:

     - National Institutes of Allergy and Infectious Diseases

     - University of California, San Francisco

     - San Francisco General Hospital

     - University of Colorado Health Sciences Center

     - Massachusetts General Hospital

     - University of California, Los Angeles

     - ViRx, Inc.

     - Aids Community Research Consortium

     - Dana Farber Partners Cancer Care

     - The Johns Hopkins Medical Institutions

     - PRN Research Inc.

     - Stanford University

     - University of Tokyo, IMSUT

     The early termination of certain of these clinical trial agreements would hinder the progress of our clinical trials including Phase II trials of T cell gene therapy for HIV infection and Phase I/II trials of GVAX(TM) cancer vaccine for prostate cancer, lung cancer and melanoma. If certain of these relationships are terminated, the clinical trials might not be completed and the results might not be evaluated.

     We rely on the continued availability of outside scientific collaborators performing research. These relationships generally may be terminated at any time by the collaborator, typically by giving 30 days' notice. These scientific collaborators are not our employees. As a result, we have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our activities. Our agreements with these collaborators, as well as those with our scientific consultants, provide that any rights we obtain as a result of their research efforts will be subject to the rights of the research institutions in such work. In addition, some of these collaborators have consulting or other advisory arrangements with other entities that may potentially conflict with their obligations to us. For these reasons, there can be no assurance that inventions or processes discovered by our scientific collaborators or consultants will become our property.

     Shares Eligible For Future Sale; Dilution. Substantially all the outstanding shares of Cell Genesys common stock are eligible for sale in the public market. The following factors, as well as others such as those identified above under "Volatility of Stock Price," could cause a decline in the market price of our common stock:

     - severe fluctuations in price and volume in the stock market in general which are unrelated to our operating performance

     - issuance of common stock upon conversion of the Series B preferred stock

     - issuance of common stock upon exercise of the warrants issued to Hoechst Marion Roussel, Inc. and others -- see Notes to the Consolidated Financial Statements (the "Warrants").

     - future sales of such common stock or other shares of common stock by existing stockholders

     - the perception that such issuances or sales could occur

     Conversion of the Series B preferred stock or exercise of the warrants would result in issuance of additional shares of common stock, diluting existing investors. The number of shares of common stock issued, and therefore the amount of dilution of existing investors, would increase as a result of either (i) an event triggering the antidilution rights of any outstanding shares of Series B preferred stock, or (ii) a decline in the market price of the Company's common stock immediately prior to conversion of the Series B preferred stock.

     The holders of the Series B preferred stock may choose at any time to convert their shares into common stock. In such event, the number of shares of common stock issued would be based on a conversion price of $11.02 per share or, if lower, the average of certain specified trading prices during the 10 trading days preceding such date of conversion (the "Floating Conversion Price"). The market price of the common stock has recently traded below $11.02 per share and consequently the conversion rate of the Series B preferred stock is currently based on the market price. The greater in decline in the market price, the greater the number of shares issuable upon conversion of the Series B preferred stock.

     Potential Redemption Obligation. If the holders of the Series B preferred stock decide to convert their shares, we would not be required to issue more than 5,624,000 shares of common stock (which is 19.99% of the outstanding shares of common stock on November 14, 1997, or the "Share Limit"), unless we first obtained stockholder approval. If we did not obtain stockholder approval or an exemption from the requirement for stockholder approval from the Nasdaq-AMEX (the "Nasdaq-AMEX exemption") we would not be required to issue shares of common stock in excess of the Share Limit pursuant to requests for conversion of the Series B preferred stock. However, in such event, the holders of the Series B preferred stock could require us to redeem certain shares of Series B preferred stock, and the amount of these redemption obligations could become material if the common stock price declined below approximately $3.70 per share. Since the common stock traded at prices below $3.70 per share during certain periods in 1998 and we have not obtained stockholder approval or the Nasdaq-AMEX exemption, we could become subject to a material redemption obligation if the number of shares of common stock issuable upon conversion of the Series B preferred stock exceeds the Share Limit. The amount of the redemption obligation will increase as the common stock price decreases because we are limited in the number of shares we can issue upon conversion. Consequently, volatility in the price of the common stock could magnify the amount of any redemption obligation.

IMPACT OF THE YEAR 2000

     The Company has undertaken various initiatives to ensure that its information technology (IT) and non-IT systems are Year 2000 compliant. Based on its assessment efforts to date, the Company has not identified any systems currently in use which require replacement as a result of its Year 2000 initiatives. The Company currently anticipates that its Year 2000 identification, assessment, remediation activities (including repairing or replacing identified systems), testing and contingency planning efforts, which began in late 1997, will be complete by the end of the fourth quarter of 1999.

     Year 2000 costs incurred to date have not been material and total costs to modify systems for Year 2000 compliance are not expected to become material. Such costs do not include normal system upgrades and replacements and the actual financial impact could exceed this estimate.

     The following summarizes the progress the Company has made to date on each phase of its Year 2000 project plan:

                         PHASE                           TIMEFRAME FOR COMPLETION    PERCENT COMPLETE
                         -----                           ------------------------    ----------------
Initial identification assessment, and contingency
  planning.............................................        Q2 -- 1999                  75%
Remediation............................................        Q3 -- 1999                  25%
Testing................................................        Q4 -- 1999                  10%

     In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners, governmental entities and customers. The Company has begun surveying all of its major vendors, collaborative partners and other third party interests to determine whether their systems are Year 2000 compliant. We cannot guarantee that all of the Company's key suppliers, partners and others will achieve Year 2000 compliance in a timely manner. The failure of the Company's vendors and partners to successfully address the Year 2000 issue could have a material adverse effect on the Company's ability to fully address its Year 2000 issue. Such failures could materially affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether all consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition.

     The costs of the Company's Year 2000 project plan, the dates on which the Company believes it will complete each phase of its Year 2000 project plan and the process for contingency planning are best estimates, which are derived from assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and other factors. There can be no assurance that these estimates and plans will prove to be accurate, and actual results could differ materially from those currently anticipated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the normal course of business, the financial position of the Company is routinely subject to a variety of risks including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices to protect against and other exposures. As a result, the Company does not anticipate material potential losses in these areas.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available for sale securities, comprised of corporate notes and commercial paper, are similar enough to aggregate those securities for presentation purposes. The average interest rate was calculated using the weighted average fixed rates under all contracts with Wells Fargo Bank, Transamerica Business Credit Corporation, FINOVA Credit Corporation and Silicon Valley Bank.

                           INTEREST RATE SENSITIVITY
                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                             AVERAGE INTEREST RATE

                                                                            THERE-              FAIR VALUE
       (IN THOUSANDS)           1999      2000      2001     2002    2003   AFTER     TOTAL    DEC. 31, 1988
       --------------          -------   -------   ------   ------   ----   ------   -------   -------------
Cash and cash equivalents
  Fixed Rate Securities......  $11,846        --       --       --     --    --      $11,846      $11,846
  Average Interest Rate......     5.27%       --       --       --     --    --         5.27%
Short-term Investments
  Fixed Rate Securities......  $14,223        --       --       --     --    --      $14,223      $14,294
  Average Interest Rate......     5.09%       --       --       --     --    --         5.09%
Long-term Investments
  Fixed Rate Securities......       --   $24,451       --       --     --    --      $24,451      $24,494
  Average Interest Rate......       --      5.15%      --       --     --    --         5.15%
Total Investments
  Securities.................  $26,069   $24,451       --       --     --    --      $50,520      $50,633
  Average Interest Rate......     5.18%     5.15%      --       --     --    --         5.16%
Long-term Debt, including
  Current Portion............  $ 4,447   $ 2,813   $1,837   $  511   $313            $ 9,920      $ 9,920
  Average Interest Rate......    11.47%    11.07%   10.56%   10.69%  9.66%   --        10.69%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cell Genesys, Inc.

     We have audited the accompanying consolidated balance sheets of Cell Genesys, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Genesys, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Palo Alto, California
January 29, 1999

                               CELL GENESYS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
Current assets:
  Cash and cash equivalents.................................   $  14,086       $  10,631
  Short-term investments....................................      38,788          78,185
  Prepaid expenses and other current assets.................       1,121           2,943
                                                               ---------       ---------
       Total current assets.................................      53,995          91,759
Property and equipment, net.................................       6,079          13,815
Deposits and other assets...................................         645           1,313
Investment in Abgenix.......................................       5,080              --
                                                               ---------       ---------
                                                               $  65,799       $ 106,887
                                                               =========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   1,103       $   2,090
  Accrued compensation and benefits.........................       1,288             892
  Deferred revenue..........................................         703           5,993
  Accrued legal expenses....................................         651           1,137
  Accrued acquisition and related costs.....................         932           1,648
  Other accrued liabilities.................................       1,721           4,286
  Current portion of property and equipment financing.......       3,566           5,159
  Contribution payable......................................          --           3,750
  Convertible note payable..................................          --          15,000
                                                               ---------       ---------
       Total current liabilities............................       9,964          39,955
Non-current portion of property and equipment financing.....       4,860          11,082
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value:
  5,000,000 shares authorized; 1,156 and 2,000 shares issued
  and outstanding in 1998 and 1997, respectively............      12,083          19,817
Minority interest in the equity of subsidiary...............          --          17,392
Stockholders' equity:
  Common stock, $.001 par value: 80,000,000 shares
     authorized; 30,866,610 and 28,168,459 shares issued and
     outstanding in 1998 and 1997, respectively.............          31              28
  Additional paid-in capital................................     230,557         199,495
  Deferred compensation of subsidiary.......................          --          (1,319)
  Accumulated other comprehensive income....................         113             118
  Accumulated deficit.......................................    (191,809)       (179,681)
                                                               ---------       ---------
       Total stockholders' equity...........................      38,892          18,641
                                                               ---------       ---------
                                                               $  65,799       $ 106,887
                                                               =========       =========

                            See accompanying notes.

                               CELL GENESYS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1998          1997          1996
                                                             ----------    -----------    ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue under collaborative agreements -- principally from
  related parties (net of equity in losses of the Xenotech
  joint venture of $310, $897 and $3,866)..................   $ 24,146      $  23,806      $22,505
Operating expenses:
  Research and development.................................     37,932         36,830       27,587
  General and administrative...............................      8,204         10,659        7,469
  Charge for purchased in-process technology...............         --         72,270           --
  Restructuring charge related to acquisition..............         --          6,576           --
  Charge for cross-license and settlement (includes $11,250
     equity in losses of Xenotech joint venture associated
     with cross-license and settlement)....................         --         22,500           --
                                                              --------      ---------      -------
       Total operating expenses............................     46,136        148,835       35,056
Equity in loss of Abgenix..................................     (2,917)            --           --
Gain on sale of stock of Abgenix...........................      7,020             --           --
Interest income............................................      3,725          3,953        4,446
Interest expense...........................................     (2,158)        (2,453)      (1,169)
                                                              --------      ---------      -------
Loss before minority interest in Abgenix...................    (16,320)      (123,529)      (9,274)
Loss attributed to minority interest in Abgenix............      4,192             --           --
                                                              --------      ---------      -------
Net loss...................................................    (12,128)      (123,529)      (9,274)
Deemed dividend to preferred stockholders..................      1,088             --           --
Net loss attributed to common stockholders.................   $(13,216)     $(123,529)     $(9,274)
                                                              ========      =========      =======
Net loss per common share..................................   $  (0.46)     $   (5.33)     $ (0.57)
                                                              ========      =========      =======
Shares used in computing net loss per common share.........     28,607         23,172       16,373
                                                              ========      =========      =======

                            See accompanying notes.

                               CELL GENESYS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                              ACCUMULATED
                                                 ADDITIONAL                      OTHER                         TOTAL
                                        COMMON    PAID-IN       DEFERRED     COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                        STOCK     CAPITAL     COMPENSATION      INCOME         DEFICIT        EQUITY
                                        ------   ----------   ------------   -------------   -----------   -------------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Balances at December 31, 1995.........   $16      $125,836      $    --          $ 419        $ (46,878)     $  79,393
                                                                                                             ---------
  Net loss............................    --            --           --             --           (9,274)        (9,274)
                                                                                                             ---------
  Change in net unrealized holding
    loss on available for sale
    securities........................    --            --           --           (537)              --           (537)
                                                                                                             ---------
  Comprehensive income................    --            --           --             --               --         (9,811)
                                                                                                             ---------
  Issuance of 555,522 shares of common
    stock upon exercise of stock
    options and pursuant to the 1992
    Employee Stock Purchase Plan......    --         1,482           --             --               --          1,482
                                         ---      --------      -------          -----        ---------      ---------
Balances at December 31, 1996.........    16       127,318           --           (118)         (56,152)        71,064
                                                                                                             ---------
  Net loss............................    --            --           --             --         (123,529)      (123,529)
  Change in net unrealized holding
    loss on available for sale
    securities........................    --            --           --            236               --            236
                                                                                                             ---------
  Comprehensive income................    --            --           --             --               --       (123,293)
                                                                                                             ---------
  Issuance of 11,089,706 shares of
    common stock to Somatix
    stockholders......................    11        67,913           --             --               --         67,924
  Issuance of 564,060 shares of common
    stock upon exercise of stock
    options and pursuant to the 1992
    Employee Stock Purchase Plan......     1         2,561           --             --               --          2,562
  Deferred compensation related to the
    issuance of certain stock options
    of subsidiary.....................    --         1,703       (1,703)            --               --             --
  Amortization of deferred
    compensation recognized by
    subsidiary........................    --            --          384             --               --            384
                                         ---      --------      -------          -----        ---------      ---------
Balances at December 31, 1997.........    28       199,495       (1,319)           118         (179,681)        18,641
                                                                                                             ---------
  Net loss............................    --            --           --             --          (12,128)       (12,128)
  Change in net unrealized holding
    loss on available for sale
    securities........................    --            --           --             (5)              --             (5)
                                                                                                             ---------
  Comprehensive income................    --            --           --             --               --        (12,133)
                                                                                                             ---------
  Adjustment to carrying amount of
    Abgenix investment as a
    result of IPO.....................    --        22,209        1,319             --               --         23,528
  Issuance of 245,856 shares of common
    stock upon exercise of stock
    options and pursuant to the 1992
    Employee Stock Purchase Plan......     1         1,089           --             --               --          1,090
  Issuance of 66,512 shares of common
    stock upon exercise of warrants...    --            33           --             --               --             33
  Conversion of 844 shares of Series B
    redeemable preferred into
    2,385,783 shares of common
    stock.............................     2         8,360           --             --               --          8,362
  Deemed Dividend to preferred
    stockholders......................    --          (629)          --             --               --           (629)
                                         ---      --------      -------          -----        ---------      ---------
Balances at December 31, 1998.........   $31      $230,557      $    --          $ 113        $(191,809)     $  38,892
                                         ===      ========      =======          =====        =========      =========

                            See accompanying notes.

                               CELL GENESYS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997         1996
                                                            --------    ---------    --------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss................................................  $(12,128)   $(123,529)   $ (9,274)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization........................     4,549        5,433       3,718
     Amortization of deferred compensation of
       subsidiary.........................................       528          384          --
     Minority interest in net loss........................    (4,192)          --          --
     Equity in losses of Xenotech joint venture...........       118          897       3,866
     Equity in losses of Abgenix..........................     2,917           --          --
     Gain on sale of shares of Abgenix....................    (7,020)          --          --
     Charge for purchased in-process technology...........        --       72,270          --
     Restructuring charges................................        --        4,021          --
     Charge for cross-license and settlement..............        --       22,500          --
  Changes, excluding effect of acquisition, to:
     Prepaid expenses and other assets....................     1,239       (1,369)       (250)
     Accounts payable.....................................       (55)      (1,280)      1,312
     Accrued compensation and benefits....................       704       (1,520)        249
     Deferred revenue from related parties................    (5,290)      (6,170)     10,060
     Accrued legal expenses...............................       592         (446)      1,654
     Accrued acquisition and related costs................      (716)      (3,203)         --
     Other accrued liabilities............................    (3,597)      (2,551)       (204)
                                                            --------    ---------    --------
       Net cash provided by (used in) operating
          activities......................................   (22,351)     (34,563)     11,131
                                                            --------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments.....................   (40,071)     (79,282)    (62,946)
  Maturities of short-term investments....................    14,831        9,607      24,752
  Sales of short-term investments.........................    57,614       56,375      46,747
  Purchase of subsidiary, net of cash acquired............        --        2,842          --
  Contributions to Xenotech joint venture.................        (8)      (4,647)     (3,205)
  Capital expenditures....................................      (703)      (2,460)     (2,726)
  Cash effect of applying equity method of accounting to
     the investment in Abgenix............................      (642)          --          --
  Net proceeds from sale of Abgenix shares................     9,008           --          --
                                                            --------    ---------    --------
       Net cash provided by (used in) investing
          activities......................................    40,029      (17,565)      2,622
                                                            --------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible preferred stock...        --       19,817          --
  Proceeds from minority investment in subsidiary.........     3,944       17,392          --
  Proceeds from issuances of common stock.................     1,121        2,563       1,482
  Proceeds from property and equipment financing..........        --        5,735          --
  Payment of convertible note.............................   (15,000)          --        (750)
  Payments under equipment financing obligations..........    (4,288)      (3,683)     (1,740)
                                                            --------    ---------    --------
       Net cash provided by (used in) financing
          activities......................................   (14,223)      41,824      (1,008)
                                                            --------    ---------    --------
Net increase (decrease) in cash and cash equivalents......     3,455      (10,304)     12,745
Cash and cash equivalents at beginning of year............    10,631       20,935       8,190
                                                            --------    ---------    --------
Cash and cash equivalents at end of year..................  $ 14,086    $  10,631    $ 20,935
                                                            ========    =========    ========

                             See accompanying notes

                               CELL GENESYS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and basis of presentation

     Cell Genesys, Inc. ("Cell Genesys"), a Delaware corporation, is focused on the development and commercialization of gene therapies to treat major, life-threatening diseases, including cancer and AIDS. Abgenix, Inc., ("Abgenix") a partially owned subsidiary of Cell Genesys, is focused on the development and commercialization of human monoclonal antibodies for pharmaceutical applications, including inflammation, autoimmune disorders, and cancer. On July 2, 1998 Abgenix completed its initial public offering and Cell Genesys' ownership position fell below 50 percent. Consequently, while Abgenix had previously been fully consolidated, it has been accounted for under the equity method of accounting from July 2, 1998 forward (see Note 2 -- Investment in Abgenix). In May 1997, the Company acquired Somatix Therapy Corporation, ("Somatix"). The accompanying consolidated financial statements include the accounts of Cell Genesys, including Abgenix on a consolidated basis prior to July 2, 1998, and Somatix from May 30, 1997, the date of acquisition, (together the "Company" or "Cell Genesys"). Intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition

     Revenue under collaborative agreements, including that from related parties, is recorded when earned as defined under the terms of the respective collaborative agreements. Nonrefundable signing or licensing fees that are not dependent on future performance under collaborative agreements are recognized as revenue when received. Payments for research and development performed by the Company under contractual arrangements are recognized as revenue ratably over the period in which the related work is performed. Revenue from the achievement of milestone events is recognized when the funding party agrees that the scientific or clinical results stipulated in the agreement have been achieved. Deferred revenue arises principally due to timing of cash payments received under research and development contracts. Revenues from Abgenix' joint venture ("Xenotech") with JT Immunotech have been recognized net of the Company's related payments to Xenotech through July 2, 1998, as described above.

Research and development

     Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development. Research and development payments made by Abgenix to Xenotech have been eliminated against related revenues from Xenotech.

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

                               CELL GENESYS, INC.

rate risk with a maturity of less than three months when purchased to be cash equivalents. All investments are denominated in U. S. dollars.

     The Company's debt securities are classified as available-for-sale and carried at fair value. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value, judged to be other than temporary, on available for sale securities are included in interest income. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Net loss per share

     In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and restated all prior periods. Under the provisions of SFAS 128, basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share also give effect to the dilutive effect of stock options, warrants and convertible preferred stock (calculated based on the treasury stock method). The Company does not present diluted earnings per share as the effect of potentially dilutive shares from stock options, warrants and preferred stock, is antidilutive.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income

     As of January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The measurement and presentation of net income (loss) does not change. Other comprehensive income (loss) includes certain changes to stockholders' equity of the Company that are excluded from net income (loss). Specifically, SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Recent Accounting Pronouncements

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131. "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual and interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates solely in one segment, the development and commercialization of gene therapies to treat major, life threatening diseases. The adoption of SFAS 131 had no impact on the Company's results of operations, financial position or disclosure of segment information.

     In March 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132. "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 does not change the recognition of measurement of pension of postretirement

                               CELL GENESYS, INC.

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

Statement of cash flows

     Supplemental disclosure to the Consolidated Statements of Cash Flows is as follows for the years ended December 31 (in thousands):

                                                    1998      1997      1996
                                                   ------    ------    ------
Cash paid for interest...........................  $2,159    $2,224    $1,169

     Supplemental disclosure regarding noncash investing and financing activities is as follows for the years ended December 31 (in thousands):

                                                   1998      1997       1996
                                                  ------    -------    ------
Furniture and equipment acquired under
  financing.....................................  $1,268    $ 3,652    $1,319
Deferred compensation related to grant of stock
  options by subsidiary.........................  $  298    $ 1,703    $   --
Shares issued to Somatix stockholders...........  $   --    $67,924    $   --

 2. INVESTMENT IN ABGENIX AND MINORITY INTEREST

     Since 1996, the Company has maintained an investment in Abgenix, Inc ("Abgenix"). In December 1997 and January 1998, Abgenix completed private placements of securities reducing Cell Genesys' percentage ownership from approximately 100% to approximately 54%.

     On July 2, 1998, Abgenix completed an initial public offering ("IPO") resulting in gross proceeds of $23 million, reducing Cell Genesys' percentage ownership to approximately 40%. Prior to the IPO, Abgenix was a consolidated subsidiary and its financial results were presented accordingly. From July 2, 1998 forward, the Company's investment in Abgenix is accounted for under the equity method of accounting as a result of the reduced ownership position. The difference between the cost of the investment (the carrying value of the net assets less the minority interest immediately prior to the IPO) and the amount of the underlying equity in net assets of Abgenix immediately following the IPO was accounted for in accordance with APB Opinion No. 18 "The Equity Method of Accounting for Investment in Common Stock" and Staff Accounting Bulletin No. 51. Accordingly, the Company recognized $6.0 million as a contribution to Stockholders' Equity upon completion of the IPO.

                               CELL GENESYS, INC.

     On November 20, 1998, the Company completed the sale of 1.1 million shares of Abgenix common stock for approximately $9.5 million in gross proceeds. This further reduced the Company's ownership percentage in Abgenix to approximately 30 percent. At December 31, 1998, the carrying amount of the Company's investment in Abgenix was $5 million. Summarized information for Abgenix is as follows (in thousands):

                                                          YEAR ENDED
                                                       DECEMBER 31, 1998
                                                       -----------------
Revenue..............................................      $  3,842
Operating loss.......................................       (17,258)
Net loss.............................................       (16,827)

                                                       DECEMBER 31, 1998
                                                       -----------------
Current assets.......................................       $15,871
Non-current assets...................................         9,234
Current liabilities..................................         6,213
Non-current liabilities..............................         3,979

     Minority interest in Abgenix at December 31, 1997 represents the minority stockholders' investment in Abgenix. During the period of 1998 prior to its IPO while Abgenix was a consolidated subsidiary, losses of Abgenix totaling $4.2 million were attributed to the minority stockholders.

 3. BUSINESS COMBINATION AND RELATED RESTRUCTURING

     On May 30, 1997, Cell Genesys acquired Somatix Therapy Corporation. Under the terms of the merger agreement, Somatix became a subsidiary of Cell Genesys in a tax-free reorganization and stock-for-stock merger. Somatix stockholders received 0.385 shares of Cell Genesys stock for each share of Somatix stock. A total of 11,089,706 shares were issued to Somatix stockholders. The acquisition was accounted for under the purchase method of accounting. The purchase price of approximately $70.9 million, comprised of $67.9 million of common stock and $3.0 million of transaction costs, was allocated to the acquired assets and assumed liabilities based upon their estimated fair value. The fair value of the net assets acquired, including in-process technology, was determined by management based on a forecast of future results management believes are likely to occur. However, no assurance can be given that deviations from these projections will not occur. The purchase price was allocated as follows:

                                                         (IN THOUSANDS)
Purchased in-process technology........................     $72,270
Purchased intangibles..................................         500
Liabilities assumed in excess of assets acquired.......      (1,870)
                                                            -------
                                                            $70,900
                                                            =======

     The amount allocated to purchased in-process technology was charged to operations in 1997. The purchased intangible, assembled workforce, is being amortized over the period of three years using the straight-line method. Accumulated amortization of purchased intangibles at December 31, 1998 was $264,000. The operations of Somatix are included in the Company's consolidated operating results from May 31, 1997 forward.

                               CELL GENESYS, INC.

     In addition, Cell Genesys recognized $6.6 million in 1997 for restructuring and integration expenses related to the acquisition. The current status of the accrued restructuring charges is summarized below:

                                      AMOUNT OF TOTAL    AMOUNT UTILIZED     AMOUNT UTILIZED     AMOUNT TO BE
                                       RESTRUCTURING         THROUGH             THROUGH         UTILIZED IN
                                          CHARGE        DECEMBER 31, 1997   DECEMBER 31, 1998   FUTURE PERIODS
                                      ---------------   -----------------   -----------------   --------------
                                                         (IN THOUSANDS)      (IN THOUSANDS)
Employee-related costs..............      $2,880             $(2,730)             $(150)             $ --
Facility shut-down..................       1,991                (918)              (312)              761
Duplicate equipment.................         537                (537)                --                --
Other...............................       1,170                (745)              (251)              174
                                          ------             -------              -----              ----
                                          $6,578             $(4,930)             $(713)             $935
                                          ======             =======              =====              ====

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

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1997         1998
                                                         ---------    ---------
                                                             (IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)
                                                              (UNAUDITED)
Total revenues.........................................  $ 23,806     $ 22,505
Net loss...............................................   (53,239)     (31,169)
Net loss per share.....................................     (1.92)       (1.14)

 4. COLLABORATIVE AND LICENSE AGREEMENTS

Collaborative agreement with Japan Tobacco Inc.

     On December 18, 1998, Cell Genesys entered into a worldwide collaboration agreement with the pharmaceutical division of Japan Tobacco Inc. ("JT") related to the Company's GVAX(TM) cancer vaccine program. The Company received an initial payment under the agreement of $12.7 million in December 1998 of which $12.0 million was recognized as revenue in 1998, including an initial nonrefundable payment of $10 million. Research and development expenses incurred in 1998 in connection with this agreement were $4.0 million. Under the terms of this agreement, the Company could receive up to $27.5 million in research and development funding in the first three years, and approximately $80 million in milestone payments if JT continues in the collaboration through the regulatory approvals of the two products. As part of the agreement, JT agreed to advance the Company up to $30 million in the form of a loan to assist in the funding of Phase III trials, if needed. None of the payments involve an additional equity investment in Cell Genesys by JT, which currently owns approximately 3 percent of the company.

Collaborative agreement with Hoechst Marion Roussel

     In 1995, Cell Genesys entered into a collaboration agreement with Hoechst Marion Roussel, Inc. ("Hoechst Marion Roussel") for the worldwide development and commercialization of the Company's AIDS gene therapy program. The agreement provides for funding based on research and development progress.

                               CELL GENESYS, INC.

     Under the agreement with Hoechst Marion Roussel, Cell Genesys conducts research, will lead product development in North America and will provide worldwide manufacturing services. Hoechst Marion Roussel has worldwide marketing rights for AIDS products developed in this program and Cell Genesys retains a co-promotion option in North America. Cell Genesys receives payments for research and development and milestone payments and will receive a transfer price for manufacturing services and profit sharing. The Company recognized revenue of $6.4 million, $14.4 million and $15.3 million in fiscal 1998, 1997 and 1996, respectively, pursuant to the agreement. Research and development expenses incurred under collaborative agreements with Hoechst Marion Roussel were $8.8 million, $13.7 million, and $12.7 million in 1998, 1997 and 1996 respectively.

Gene Activation Technology Licenses

     In 1997, the Company entered into an agreement to license the Company's gene activation technology to Hoechst Marion Roussel for gene-activated erythropoietin (EPO) and a second undisclosed protein. The agreement provides for milestone payments and fees, in addition to royalties on future sales of these two potential gene-activated protein products. The Company recognized revenue of $4.1 and $5.1 million in 1998 and 1997, respectively, pursuant to the agreement.

     In 1994, the Company entered into a license agreement for gene-activated follicle-stimulating hormone ("FSH") for infertility with Organon, a business unit of Akzo Nobel Pharma Group. In November 1996, the Company renegotiated the license agreement. The Company recognized revenue of $2.5 million in fiscal 1997 and $2.5 million in fiscal 1996 pursuant to the agreement.

Joint venture with JT Immunotech

     In 1991, the Company and JT Immunotech, a medical subsidiary of Japan Tobacco Inc. ("Japan Tobacco"), formed Xenotech, LP, ("Xenotech"), an equally-owned joint venture, to develop genetically modified strains of mice which can produce human monoclonal antibodies and to commercialize products generated from these mice. In June 1996, Cell Genesys transferred its partnership interest in the joint venture to its then subsidiary, Abgenix, as part of the initial formation of Abgenix. Xenotech funds this research which is now conducted by Abgenix on behalf of the joint venture. The Company recognized revenue of $499,000, $1.3 million and $4.7 million in 1998, 1997 and 1996, respectively, net of its own payments to the joint venture. Related research and development expenses incurred were $152,000, $2.9 million, and $8.9 million for the same periods, respectively. The Company (Abgenix, subsequent to its IPO) has funded 50% of all Xenotech expenses.

     Abgenix accounts for its investment in Xenotech under the equity method; 50% of Xenotech's losses (after adjustment for certain timing differences) are offset against revenue, as follows (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                   1998      1997       1996
                                                   ----    --------    ------
Abgenix' share of Xenotech net loss..............  $310    $ 12,347    $3,306
Losses associated with cross-license and
  settlement.....................................    --     (11,250)       --
Difference due to timing and change in deferred
  revenue........................................    --        (200)      560
                                                   ----    --------    ------
Equity in losses of Xenotech.....................  $310    $    897    $3,866
                                                   ====    ========    ======

                               CELL GENESYS, INC.

     Summarized information for Xenotech at June 30, 1998 (just prior to Abgenix's IPO), and December 31, 1997 and 1996, and for the six months ended June 30, 1998 and the years ended at December 31, 1997, and 1996 as follows (in thousands):

                                                 1998       1997       1996
                                                ------    --------    -------
Total assets..................................  $8,240..  $  7,569    $   492
Total liabilities.............................   8,052       7,556         59
Total revenues................................     310         272      1,912
Total expenses (principally research and
  development)................................    (935)    (24,964)    (8,547)
Net loss......................................    (625)    (24,680)    (6,614)

 5. CHARGE FOR CROSS-LICENSE AND SETTLEMENT

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

     On March 27, 1997, the Company announced that, along with Abgenix, Xenotech and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. The Company also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the cross-license and settlement agreement, Cell Genesys issued a note for $15 million bearing interest at a rate of 7% per annum, which came due and was paid on September 30, 1998. Total interest paid for the note was $805,000 and $787,500 in 1998 and 1997, respectively. Of this note, $3.75 million was contributed to, then paid by Xenotech. The entire amount of the note was recognized as expense by Abgenix in the first quarter of 1997. In addition, Japan Tobacco also made a cash payment to GenPharm. During 1997, two milestones contemplated under the cross license and settlement agreement related to the issuance of specified patents of $7.5 million each were met. Xenotech recognized an expense of $15 million, $7.5 million of which was paid in cash in the fourth quarter of 1997 and the remainder was paid in the fourth quarter of 1998. During 1997, Abgenix recognized an expense of $7.5 million for its contribution due to Xenotech for its share of the patent milestones which was paid in two equal installments in 1997 and 1998. No additional milestone payments will accrue under this agreement.

                               CELL GENESYS, INC.

 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following is a summary of the Company's available-for-sale securities at December 31, 1998 and 1997, respectively (in thousands):

                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS         LOSSES      FAIR VALUE
                  1998                    ---------    ----------    ----------    ----------
U.S. Government and its Agencies........   $16,327        $ 51          $--         $16,378
Corporate Notes.........................    17,293          27           --          17,321
Commercial Paper........................    16,900          35           --          16,934
                                           -------        ----          ---         -------
                                           $50,520        $113          $--         $50,633
                                           =======        ====          ===         =======
Classified as:
  Cash equivalents......................   $11,846        $ --          $--         $11,845
  Short-term investments................    38,674         113           --          38,788
                                           -------        ----          ---         -------
                                           $50,520        $113          $--         $50,633
                                           =======        ====          ===         =======

                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS         LOSSES      FAIR VALUE
                  1997                    ---------    ----------    ----------    ----------
U.S. Government and its Agencies........   $33,897        $ 62          $--         $33,959
Corporate Notes.........................    26,123          10           --          26,133
Commercial Paper........................    24,866          46           --          24,912
                                           -------        ----          ---         -------
Short-term investments..................   $84,886        $118          $--         $85,004
                                           =======        ====          ===         =======

     Gross realized gains and losses for 1998 were immaterial and gross realized gains recorded on sales of available-for-sale securities were approximately $154,000 for the year ended December 31,1997.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 1998, by contractual maturity, are shown below (in thousands):

                                                         AMORTIZED    ESTIMATED
                                                           COST       FAIR VALUE
                                                         ---------    ----------
Due in one year or less................................   $26,069      $26,140
Due in one to two years................................    24,451       24,493
                                                          -------      -------
                                                          $50,520      $50,633
                                                          =======      =======

 7. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                                1998        1997
                                                              --------    --------
Furniture and equipment under equipment financing...........  $ 12,141    $ 13,236
Machinery and equipment.....................................     4,574       4,733
Leasehold improvements under financing......................     5,129       9,173
Leasehold improvements......................................     3,929       4,188
Construction in progress....................................       165          32
                                                              --------    --------
                                                                25,938      31,362
Accumulated depreciation and amortization...................   (19,859)    (17,547)
                                                              --------    --------
                                                              $  6,079    $ 13,815
                                                              ========    ========

                               CELL GENESYS, INC.

     The Company recognized depreciation and amortization expense of $4,567,000, $5,281,000 and $3,709,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

 8. DEBT OBLIGATIONS

Property and equipment financing

     As of December 31, 1998 the Company has $17.3 million of property and equipment financed through long-term obligations. These obligations bear interest ranging from 10 to 14 percent, have up to 5 year terms and contain various buy-out provisions at term expiration. These obligations are secured by certain fixed assets at the Company and by certain deposits. Under these obligations, the Company is required to meet various financial covenants with which it was in compliance at December 31, 1998. $2.8 million is available under these leaselines for future financings.

     Future minimum principal payments under property and equipment financing as of December 31, 1998 were (in thousands):

Years ending December 31:
  1999..............................................  $4,447
  2000..............................................   2,813
  2001..............................................   1,837
  2002..............................................     511
  2003 and beyond...................................     313
                                                      ------
                                                      $9,920
                                                      ======

     The Company leases its facilities and certain equipment under noncancelable operating leases. The leases expire at various dates through 2007 and some contain options for renewal. Rent expense under operating leases was $2.7 million in 1998, $2.2 million in 1997 and $1.8 million in 1996. Included in accrued liabilities was $935,000 at December 31, 1998 for future lease payments, net of expected sublease income, related to the closed Alameda facility assumed through the Somatix acquisition.

     Future minimum payments under noncancelable operating and capital leases, excluding the Alameda facility, at December 31, 1998 were (in thousands):

                                                              OPERATING LEASES   CAPITAL LEASES
                                                              ----------------   --------------
Years ending December 31:
  1999......................................................       $1,593           $ 4,447
  2000......................................................        1,705             2,813
  2001......................................................        1,721             1,837
  2002......................................................          150               511
  2003......................................................            0               313
                                                                   ------           -------
  Total minimum lease payment...............................       $5,169           $ 9,920
Less: Amount representing interest..........................                         (1,494)
                                                                                    -------
Present value of future lease payments                                              $ 8,426
Current portion.............................................                          3,566
                                                                                    -------
Non current portion.........................................                        $ 4,860
                                                                                    =======

 9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On November 14, 1997, the Company completed a private placement of 2,000 shares of Series B redeemable convertible preferred stock, ("preferred stock"), for aggregate proceeds of $20 million. The Company, subject to certain conditions, may exercise a put option to sell up to an additional $10 million of

                               CELL GENESYS, INC.

preferred stock and investors, subject to certain conditions, may exercise a call option to purchase up to an additional $10 million of preferred stock. Each of the preferred shares is convertible, at the option of the holder, into shares of common stock of the Company based upon a conversion price of $11.02 per share or, if lower, 100% of the average of specified trading prices during the ten trading days preceding a conversion. Any shares not converted prior to November 2002 are automatically converted into shares of the Company's common stock. The convertible preferred stock bears a dividend of 5%, payable in kind upon conversion. If the Company enters into a "major transaction" or effects a "triggering event" as defined in the private placement agreement, the stock may be redeemed at the option of the holders. Examples of such transactions or events would include a change in control of the Company or delisting of company's stock. The preferred stock is non-voting. At December 31, 1998, 844 shares of Series B preferred stock had been converted into common stock and 1,156 shares remained outstanding.

10. STOCKHOLDERS' EQUITY

Accounting for Stock Issued to Employees

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Incentive Stock Plans

     The Company's 1989 Incentive Stock Plan and the 1998 Incentive Stock Plan ("the Plans") provide for the issuance of common stock and granting of options for common stock to employees, officers, directors and consultants of the Company. The Company grants shares of common stock for issuance under the Plans at no less than the fair market value of the stock (85% of fair market value for non-qualified options). Options granted under the Plans have a maximum term of ten years and generally vest over four years at the rate of 25% one year from the grant date and 1/48 monthly thereafter.

     Effective November 6, 1998, Cell Genesys offered employees holding outstanding options the opportunity to exchange each option share for one option share priced at $4.125 (the fair market value on that date). The new options are not eligible for exercise prior to May 6, 1999, after which vesting continues in accordance with the previous options' vesting schedule. All other terms remained unchanged. As a result of the offer, 1,765,835 options were exchanged which are included in the table below.

                               CELL GENESYS, INC.

     The following table summarizes information about the plan:

                                                                          OUTSTANDING STOCK OPTIONS
                                                                         ---------------------------
                                                                                        WEIGHTED-
                                                             SHARES      NUMBER OF       AVERAGE
                                                            AVAILABLE     SHARES      EXERCISE PRICE
                                                            ---------    ---------    --------------
Balances, December 31, 1995...............................    1,147        2,539          $4.83
  Authorized..............................................      500           --
  Granted.................................................     (838)         838          $9.70
  Exercised...............................................       --         (484)         $2.29
  Canceled................................................      558         (558)         $8.01
                                                             ------       ------
Balances, December 31, 1996...............................    1,367        2,335          $6.36
  Authorized..............................................    1,750           --
  Granted.................................................   (2,410)       2,410          $6.99
  Exercised...............................................       --         (442)         $4.48
  Canceled................................................    1,372       (1,372)         $8.52
                                                             ------       ------
Balances, December 31, 1997...............................    2,079        2,931          $6.13
  Authorized..............................................      623           --
  Granted.................................................   (2,940)       2,940          $5.46
  Exercised...............................................       --         (177)         $4.32
  Canceled................................................    2,419       (2,419)         $7.14
                                                             ------       ------
Balances, December 31, 1998...............................    2,181        3,275          $4.88
                                                             ======       ======

Exercisable at December 31, 1998.....................................      1,038          $5.43
Exercisable at December 31, 1997.....................................      1,425          $5.68
Exercisable at December 31, 1996.....................................      1,313          $5.10

Weighted average fair value of options granted during 1998........................        $3.55
Weighted average fair value of options granted during 1997........................        $3.78
Weighted average fair value of options granted during 1996........................        $5.97

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                           OPTIONS EXERCISABLE
                                OPTIONS OUTSTANDING                    ----------------------------
                    NUMBER       WEIGHTED-AVERAGE       WEIGHTED-        NUMBER        WEIGHTED-
   RANGE OF       OUTSTANDING        REMAINING           AVERAGE       EXERCISABLE      AVERAGE
EXERCISE PRICES      (000)       CONTRACTUAL LIFE     EXERCISE PRICE      (000)      EXERCISE PRICE
---------------   -----------   -------------------   --------------   -----------   --------------
$0.30 -  1.50          133           2.7 years            $ 1.27            133          $ 1.27
$3.00 -  4.38        1,998           9.2 years            $ 4.02            232          $ 3.28
$4.75 -  6.75          513           8.1 years            $ 5.86            251          $ 5.94
$7.00 - 10.13          590           8.3 years            $ 7.32            382          $ 7.22
$11.00 - 11.75          41           4.4 years            $11.19             41          $11.19
                     -----                                                -----
                     3,275                                                1,038
                     =====                                                =====

                               CELL GENESYS, INC.

Somatix 1992 Stock Option Plan

     Under the terms of the merger agreement with Somatix, the Company adopted the 1992 Stock Option Plan. Information with respect to the plan activity from the date of acquisition, May 30, 1997 to December 31, 1998 follows:

                                                                NUMBER OF       WEIGHTED AVERAGE
                                                                  SHARES        PRICE PER SHARE
                                                              --------------    ----------------
                                                              (IN THOUSANDS)
Outstanding at acquisition..................................        1,018            $8.94
  Granted...................................................           --               --
  Exercised.................................................          (44)            4.69
  Canceled..................................................         (137)           10.15
                                                                ---------
Authorized and Outstanding at December 31, 1997.............          837             8.97
  Granted...................................................           --               --
  Exercised.................................................           --               --
  Canceled..................................................         (108)           16.04
                                                                ---------
Outstanding at December 31, 1998............................          729            $9.01
                                                                =========
Exercisable at December 31, 1998............................          719            $8.92
Exercisable at December 31, 1997............................          810            $8.73
Weighted average remaining contractual life at December 31,
  1998......................................................    5.6 years

1992 Employee Stock Purchase Plan

     The 1992 Employee Stock Purchase Plan allows eligible employees to participate and purchase common stock at 85% of its fair value at certain specified dates. Employee contributions are limited to 10% of compensation. A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan. As of December 31, 1998, 315,759 shares have been issued pursuant to the Purchase Plan.

Pro forma information

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for options granted under its employee stock option plans and the Purchase Plan under the fair value method of that Statement. The fair value of Cell Genesys' options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996, 1997 and 1998, respectively: risk-free interest rates of 5.29%, 6.46% and 4.64%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.68, 0.68 and 0.67; and an expected life of the option of 5 years under the stock option plan and 0.5 years for options granted under the Purchase Plan.

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

                               CELL GENESYS, INC.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of FAS 123.

                                                          1998          1997           1996
                                                        --------      ---------      --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss
  As reported.........................................  $(12,128)     $(123,529)     $ (9,274)
  Pro forma...........................................  $(14,463)     $(126,549)     $(11,028)
Net loss per share
  As reported.........................................  $  (0.46)     $   (5.33)     $  (0.57)
  Pro forma...........................................  $  (0.51)     $   (5.46)     $  (0.67)

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

Warrants

     In connection with its collaboration agreement with Hoechst Marion Roussel, the Company has a warrant outstanding for the purchase of 750,000 shares of common stock at an exercise price of $13.00 per share, which expires in 2000.

     The Company has assumed various warrants issued by Somatix for the purchase of common stock, of which 51,841 shares were outstanding at December 31, 1998, at exercise prices ranging from $0.03 to $18.83 per share, all of which expire at various dates during 1999.

Shares reserved

     At December 31, 1998, the Company has reserved shares of common stock for potential future issuance consisting of (i) 3,238,217 upon conversion of preferred stock; (ii) 801,841 upon exercises of warrants; and (iii) 5,633,117 for exercises under the employee stock option plans or the stock purchase plan.

11. INCOME TAXES

     As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $119 million. The Company also had federal research and development tax credit carryforwards of approximately $2.4 million as of December 31, 1998. The net operating loss and credit carryforwards will expire in the years 1999 through 2018, if not utilized.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                               CELL GENESYS, INC.

     Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31 are as follows in thousands:

                                                                1998        1997
                                                              --------    --------
DEFERRED TAX ASSETS:
Net operating loss carryforwards............................  $ 41,400    $ 44,700
Research credit carryforwards...............................     3,200       3,100
Capitalized research and development........................     1,300       2,300
Capitalized license agreements..............................        --       8,000
Other -- net................................................     3,700       3,700
                                                              --------    --------
Net deferred tax assets.....................................    51,500      61,800
Valuation allowance.........................................   (51,500)    (61,800)
                                                              --------    --------
                                                              $      0    $      0
                                                              ========    ========

     The net valuation allowance increased by $38.0 million during the year ended December 31, 1997 and decreased by $10,300 in 1998. Approximately $2.6 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

12. LITIGATION AND CONTINGENCIES

     The Company is party to various claims, investigations and legal proceedings arising out of the normal course of its business. These claims, investigations and legal proceedings relate primarily to intellectual property of which certain of them are the subject of ongoing interference or opposition proceedings with patent authorities. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of these matters will have a material adverse effect upon the Company's business, financial position or results of operations.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The information required by this Item concerning the Company's directors is incorporated by reference to the Company's Proxy Statement related to the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end (the "1999 Proxy Statement").

     (b) The information required by this Item concerning the Company's executive officers is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's 1999 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Balance Sheets at December 31, 1998 and 1997................   31
Statements of Operations for the years ended December 31,
  1998, 1997 and 1996.......................................   32
Statement of Stockholders' Equity for the years ended
  December 31, 1998, 1997
  and 1996..................................................   33
Statements of Cash Flows for the years ended December 31,
  1998, 1977 and 1996.......................................   34
Notes to Financial Statements...............................   35

     2. INDEX TO FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

     None.

(c) EXHIBITS

    NUMBER                                 DESCRIPTION
    ------                                 -----------
     2.1*     (9)  Stock Purchase Agreement, dated as of October 9, 1995, between the Registrant and Hoechst Marion Roussel, Inc.
     2.2     (15)  Agreement and plan of merger and reorganization, dated as of
                   January 12, 1997, among Registrant, S Merger Corp. and
                   Somatix Therapy Corporation.
     3.1      (2)  Restated Certificate of Incorporation.
     3.2      (1)  Bylaws.
    10.1      (1)  Form of Indemnification Agreement for Directors and
                   Officers.
    10.2     (13)  Amended 1989 Incentive Stock Plan.
    10.3     (13)  Amended 1992 Employee Stock Purchase Plan.
    10.4      (1)  Representative Preferred Stock Purchase Agreement.
    10.5      (1)  Fourth Amended and Restated Stockholder Rights Agreement.
    10.6      (1)  License Agreement dated August 13, 1990 between Registrant and the University of North Carolina at Chapel Hill.
    10.7      (1)  First page only of Exhibit 10.7.
    10.8*     (8)  Amended and Restated Exclusive License Agreement dated
                   September 5, 1995 between the Company and the Regents of the
                   University of California.
    10.9      (1)  License Agreement dated June 28, 1991 between Registrant and the University of Utah Research Foundation.
    10.10*    (1)  First page only of Exhibit 10.9.
    10.11     (2)  Amended Employment Agreement with Stephen A. Sherwin, M.D.
    10.12     (3)  Master Loan and Security Agreement dated April 26, 1993 between Registrant and Financing for Science International,
                   Inc.
    10.13     (4)  Commitment Letter dated march 1, 1994 between Registrant and
                   Financing for Science International, Inc.
    10.14     (5)  Amendment dated April 25, 1994 to Commitment Letter with
                   Financing for Science International, Inc.
    10.15     (7)  Commitment Letter dated April 20, 1995 between the Company and Financing for Science International, Inc.
    10.16    (13)  Amendment dated January 22, 1996 to Commitment Letter with
                   Financing for Science International, Inc.
    10.17     (6)  Research and Development Leases dated November 1, 1994 between Registrant and Vintage Park Associates and Addendums thereto.
    10.18*   (10)  Collaboration Agreement, dated as of October 9,1995, by and among the Registrant, Hoechst Aktiengesellschaft and Hoechst
                   Marion Roussel, Inc., including the letter agreement dated as of October 9, 1995 between the parties.
    10.19*   (11)  Cross License Agreement. dated as of October 9, 1995, between the Registrant and Hoechst Aktiengesellschaft.
    10.20*   (12)  Settlement Procedure Agreement, dated as of October 9, 1995, by and among the Registrant, Hoechst Aktiengesellschft and
                   Massachusetts General Hospital.
    10.21*   (14)  Amendment No. 1 dated June 7, 1996 to Vintage Park Research and Development lease.
    10.22    (16)  Stock Option Agreement, dated as of January 12, 1997, between Somatix Therapy Corporation, as grantor, and
                   Registrant, as grantee.

    NUMBER                                 DESCRIPTION
    ------                                 -----------
    10.23    (17)  Stock Option Agreement, dated as of January 12, 1997, between Registrant, as grantor, and Somatix Therapy
                   Corporation, as grantee.
    10.24*   (18)  Release and Settlement Agreement, dated March 26, 1997, among Cell Genesys, Inc., Abgenix. Inc., Xenotech, L.P.,
                   Japan Tobacco Inc. and GenPharm International. Inc.
    10.25*   (18)  Cross License Agreement, effective as of March 26, 1997, among Cell Genesys, Inc. Abgenix, Inc., Xenotech, L.P.,
                   Japan Tobacco Inc. and GenPharm International, Inc.
    10.26*   (18)  Interference Settlement Procedure Agreement, effective as of
                   March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc.,
                   Xenotech. L.P., Japan Tobacco Inc. and GenPharm
                   International, Inc.
    10.27    (18)  Convertible Note Purchase Agreement, dated as of March 26,
                   1997, between Cell Genesys, Inc. and GenPharm International,
                   Inc.
    10.28    (18)  Convertible Subordinated Promissory Note, dated March 26,
                   1997, made by Cell Genesys Inc. to the order of GenPharm
                   International, Inc.
    10.29*         GVAX(TM) Agreement By and Between Japan Tobacco Inc. and
                   Cell Genesys, Inc. dated December 18, 1998.
    23.1           Consent of Ernst & Young LLP, Independent Auditors.
    24.1           Power of Attorney, (Reference is made to page 52).
    27.1           Financial Data Schedule.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on March 30, 1999:

                                          CELL GENESYS, INC.

                                          By:    /s/ MATTHEW J. PFEFFER

                                            ------------------------------------
                                                     Matthew J. Pfeffer
                                                  Chief Financial Officer
                                               (Principal Accounting Officer)

Date: March 30, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Sherwin, M.D. and Matthew J. Pfeffer, jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
            /s/ STEPHEN A. SHERWIN, M.D.                   Chairman of the Board,       March 30, 1999
-----------------------------------------------------           President and
              Stephen A. Sherwin, M.D.                     Chief Executive Officer
                                                        (Principal Executive Officer)

               /s/ MATTHEW J. PFEFFER                      Chief Financial Officer      March 30, 1999
-----------------------------------------------------     (Principal Financial and
                 Matthew J. Pfeffer                          Accounting Officer)

                 /s/ DAVID W. CARTER                              Director              March 30, 1999
-----------------------------------------------------
                   David W. Carter

                 /s/ JAMES M. GOWER                               Director              March 30, 1999
-----------------------------------------------------
                   James M. Gower

           /s/ RAJU S. KUCHERLAPATI, PH.D.                        Director              March 30, 1999
-----------------------------------------------------
             Raju S. Kucherlapati, Ph.D.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ JOSEPH E. MAROUN                              Director              March 30, 1999
-----------------------------------------------------
                  Joseph E. Maroun

            /s/ JOHN T. POTTS, JR., M.D.                          Director              March 30, 1999
-----------------------------------------------------
              John T. Potts, Jr., M.D.

                 /s/ EUGENE L. STEP                               Director              March 30, 1999
-----------------------------------------------------
                   Eugene L. Step

              /s/ INDER M. VERMA, PH.D.                           Director              March 30, 1999
-----------------------------------------------------
                Inder M. Verma, Ph.D.

                               INDEX TO EXHIBITS

    NUMBER                                 DESCRIPTION
    ------                                 -----------
     2.1*     (9)  Stock Purchase Agreement, dated as of October 9, 1995, between the Registrant and Hoechst Marion Roussel, Inc.
     2.2     (15)  Agreement and plan of merger and reorganization, dated as of
                   January 12, 1997, among Registrant, S Merger Corp. and
                   Somatix Therapy Corporation.
     3.1      (2)  Restated Certificate of Incorporation.
     3.2      (1)  Bylaws.
    10.1      (1)  Form of Indemnification Agreement for Directors and
                   Officers.
    10.2     (13)  Amended 1989 Incentive Stock Plan.
    10.3     (13)  Amended 1992 Employee Stock Purchase Plan.
    10.4      (1)  Representative Preferred Stock Purchase Agreement.
    10.5      (1)  Fourth Amended and Restated Stockholder Rights Agreement.
    10.6      (1)  License Agreement dated August 13, 1990 between Registrant and the University of North Carolina at Chapel Hill.
    10.7      (1)  First page only of Exhibit 10.7.
    10.8*     (8)  Amended and Restated Exclusive License Agreement dated
                   September 5, 1995 between the Company and the Regents of the
                   University of California.
    10.9      (1)  License Agreement dated June 28, 1991 between Registrant and the University of Utah Research Foundation.
    10.10*    (1)  First page only of Exhibit 10.9.
    10.11     (2)  Amended Employment Agreement with Stephen A. Sherwin, M.D.
    10.12     (3)  Master Loan and Security Agreement dated April 26, 1993 between Registrant and Financing for Science International,
                   Inc.
    10.13     (4)  Commitment Letter dated march 1, 1994 between Registrant and
                   Financing for Science International, Inc.
    10.14     (5)  Amendment dated April 25, 1994 to Commitment Letter with
                   Financing for Science International, Inc.
    10.15     (7)  Commitment Letter dated April 20, 1995 between the Company and Financing for Science International, Inc.
    10.16    (13)  Amendment dated January 22, 1996 to Commitment Letter with
                   Financing for Science International, Inc.
    10.17     (6)  Research and Development Leases dated November 1, 1994 between Registrant and Vintage Park Associates and Addendums thereto.
    10.18*   (10)  Collaboration Agreement, dated as of October 9,1995, by and among the Registrant, Hoechst Aktiengesellschaft and Hoechst
                   Marion Roussel, Inc., including the letter agreement dated as of October 9, 1995 between the parties.
    10.19*   (11)  Cross License Agreement. dated as of October 9, 1995, between the Registrant and Hoechst Aktiengesellschaft.
    10.20*   (12)  Settlement Procedure Agreement, dated as of October 9, 1995, by and among the Registrant, Hoechst Aktiengesellschft and
                   Massachusetts General Hospital.
    10.21*   (14)  Amendment No. 1 dated June 7, 1996 to Vintage Park Research and Development lease.
    10.22    (16)  Stock Option Agreement, dated as of January 12, 1997, between Somatix Therapy Corporation, as grantor, and
                   Registrant, as grantee.

    NUMBER                                 DESCRIPTION
    ------                                 -----------
    10.23    (17)  Stock Option Agreement, dated as of January 12, 1997, between Registrant, as grantor, and Somatix Therapy
                   Corporation, as grantee.
    10.24*   (18)  Release and Settlement Agreement, dated March 26, 1997, among Cell Genesys, Inc., Abgenix. Inc., Xenotech, L.P.,
                   Japan Tobacco Inc. and GenPharm International. Inc.
    10.25*   (18)  Cross License Agreement, effective as of March 26, 1997, among Cell Genesys, Inc. Abgenix, Inc., Xenotech, L.P.,
                   Japan Tobacco Inc. and GenPharm International, Inc.
    10.26*   (18)  Interference Settlement Procedure Agreement, effective as of
                   March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc.,
                   Xenotech. L.P., Japan Tobacco Inc. and GenPharm
                   International, Inc.
    10.27    (18)  Convertible Note Purchase Agreement, dated as of March 26,
                   1997, between Cell Genesys, Inc. and GenPharm International,
                   Inc.
    10.28    (18)  Convertible Subordinated Promissory Note, dated March 26,
                   1997, made by Cell Genesys Inc. to the order of GenPharm
                   International, Inc.
    10.29*         GVAX(TM) Agreement By and Between Japan Tobacco Inc. and
                   Cell Genesys, Inc. dated December 18, 1998.
    23.1           Consent of Ernst & Young LLP, Independent Auditors.
    24.1           Power of Attorney, (Reference is made to page 52).
    27.1           Financial Data Schedule.

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