Form 10-Q
period 1999-03-31
CELL GENESYS INC
filed 1999-05-17
CIK 865231

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    Form 10-Q

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended March 31, 1999 or

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

     As of April 30, 1999, the number of outstanding shares of the Registrant's Common Stock was 30,997,938.

================================================================================

                               CELL GENESYS, INC.

                                TABLE OF CONTENTS






PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         a. Condensed Consolidated Balance Sheets - March 31, 1999 and December 31, 1998

         b. Condensed Consolidated Statements of Operations - Three Months Ended March 31, 1999 and 1998

         c. Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998

         d.  Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               Cell Genesys, Inc.

                            Condensed Balance Sheets
                                 (In thousands)

                                                       March 31,   December 31,
                                                        1999          1998
                                                     ------------  -----------
Assets
Current assets:
   Cash and cash equivalents.........................     $6,415      $14,086
   Short-term investments............................     45,601       38,788
   Prepaid expenses and other current assets.........      1,517        1,121
                                                     ------------  -----------
Total current assets.................................     53,533       53,995
Property and equipment at cost, net..................      5,539        6,079
Investment in Abgenix................................     13,714        5,080
Deposits and other assets, net.......................        603          645
                                                     ------------  -----------
                                                         $73,389      $65,799
                                                     ============  ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and other accrued liabilities....     $3,653       $4,763
   Deferred revenue..................................      1,222          703
   Accrued acquisition related costs.................        680          932
   Current portion of property and equipment
     financing.......................................      3,591        3,566
                                                     ------------  -----------
Total current liabilities............................      9,146        9,964

Noncurrent portion of property and equipment
   financing.........................................      4,320        4,860
Redeemable convertible preferred stock...............     11,836       12,083

Stockholders' equity:
   Common stock......................................         31           31
   Additional paid-in capital........................    240,968      230,557
   Accumulated other comprehensive income............         (4)         113
   Accumulated deficit...............................   (192,908)    (191,809)
                                                     ------------  -----------
Total stockholders' equity...........................     48,087       38,892
                                                     ------------  -----------
                                                         $73,389      $65,799
                                                     ============  ===========

                             See accompanying notes

                             Cell Genesys, Inc.

                     Condensed Statements of Operations
                    (In thousands, except per share data)
                                   (Unaudited)

                                         Three Months Ended
                                             March 31,
                                        -------------------
                                          1999      1998
                                        --------- ---------
Revenue under collaborative agreements.   $6,076    $4,564
                                        --------- ---------

Operating expenses:
  Research and development.............    5,537    12,467
  General and administrative ..........    1,095     2,984
                                        --------- ---------
Total operating expenses...............    6,632    15,451

Equity in loss of Abgenix..............   (1,202)      --
Interest income........................      937     1,225
Interest expense.......................     (278)     (671)
                                        --------- ---------
Net loss before minority interest......   (1,099)  (10,333)
Minority interest in loss of Abgenix...        0     2,646
                                        --------- ---------
Net loss...............................  ($1,099)  ($7,687)
                                        ========= =========

Net loss per common share..............   ($0.04)   ($0.27)
                                        ========= =========
Shares used in computing net loss
   per common share....................   30,965    28,211
                                        ========= =========

                             See accompanying notes

                              Cell Genesys, Inc.
                    Condensed Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)

                                                            Three Months Ended
                                                               March 31,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss.............................................    ($1,099)    ($7,687)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation and amortization......................        796       1,388
     Amortization of deferred compensation of Abgenix...         --         149
     Minority interest in net loss of Abgenix...........         --      (2,646)
     Equity in losses of Xenotech joint venture.........         --         115
     Equity in losses of Abgenix........................      1,202          --
   Changes to:
     Prepaid expenses and other assets..................       (396)        484
     Accounts payable and other accrued
       liabilities......................................     (1,110)        231
     Deferred revenue from related parties..............        519      (1,599)
     Accrued acquisition related costs..................       (252)       (316)
                                                          ----------  ----------
          Net cash used in operating activities.........       (340)     (9,881)
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments..................    (10,930)    (19,435)
   Maturities of short-term investments.................         --       6,000
   Sales of short-term investments......................      4,000      11,703
   Contributions to Xenotech joint venture .............         --        (117)
   Capital expenditures.................................         --         (54)
   Cash effect of applying equity method of accounting
      to the investment in Abgenix......................         --          --
                                                          ----------  ----------
          Net cash provided by investing activities.....     (6,930)     (1,903)
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from minority interest in Abgenix...........         --       3,982
   Proceeds from issuance of common stock...............        328         213
   Proceeds from property and equipment financing.......         92          --
   Payments of convertible note payable.................         --          --
   Payments under property and equipment
     financing obligations..............................       (821)     (1,531)
                                                          ----------  ----------
          Net cash provided by (used in)
                 financing activities...................       (401)      2,664
                                                          ----------  ----------
Net decrease in cash and cash equivalents...............     (7,671)     (9,120)
Cash and cash equivalents at beginning of period........     14,086      10,631
                                                          ----------  ----------
Cash and cash equivalents at end of period..............     $6,415      $1,511
                                                          ==========  ==========
NON-CASH INVESTING IN FINANCING ACTIVITIES
   Furniture and equipment acquired under financing.....        214          --
   Capital Contribution resulting in an increase
                of carrying value of Abgenix............      9,836          --

                             See accompanying notes

                                 Cell Genesys, Inc.

                    Notes To Condensed Consolidated Financial Statements


1.  Organization and Summary of Significant Accounting Policies

Organization and basis of presentation

Cell Genesys, Inc. ("Cell Genesys"), a Delaware corporation, is focused on the development and commercialization of gene therapies to treat major, life-threatening diseases, including cancer and AIDS. Abgenix, Inc., ("Abgenix") a partially owned subsidiary of Cell Genesys, which focuses on the development and commercialization of human monoclonal antibodies for pharmaceutical applications, including inflammation, autoimmune disorders, and cancer, had been fully consolidated prior to July 2, 1998, and has been accounted for under the equity method of accounting subsequent to July 2, 1998 (see Note 2 - Investment in Abgenix).

Comprehensive income (loss)

For the three months ended March 31, 1999 and 1998, total comprehensive losses amounted to $1.2 million and $7.8 million, respectively.

2.  Investment in Abgenix and Minority Interest

Since 1996, the Company has maintained an investment in Abgenix, Inc ("Abgenix"). In December 1997 and January 1998, Abgenix completed private placements of securities reducing Cell Genesys' percentage ownership from approximately 100% to approximately 54%.

On July 2, 1998, Abgenix completed an initial public offering ("IPO") reducing Cell Genesys' percentage ownership to approximately 40%. Prior to the IPO, Abgenix was a consolidated subsidiary and its financial results were presented accordingly. From July 2, 1998 forward, the Company's investment in Abgenix is accounted for under the equity method of accounting as a result of the reduced ownership position. On March 4, 1999 Abgenix completed the sale of an additional 3,000,000 shares of common stock in a public offering resulting in approximately $45 million in gross proceeds, which further reduced the Company's ownership percentage in Abgenix to approximately 22 percent. The difference between the cost of the investment (the carrying value of the net assets less the equity in loss of Abgenix immediately prior to the public offering) and the amount of the underlying equity in net assets of Abgenix immediately following each of the public offerings was accounted for in accordance with APB Opinion No. 18 "The Equity Method of Accounting for Investment in Common Stock" and Staff Accounting Bulletin No. 51. Accordingly, the Company recognized $9.8 million as a contribution to Stockholders' Equity upon completion of the March 1999 public offering.






Equity in loss of Abgenix was $1.2 million for the three months ended March 31, 1999. The carrying amount of the Company's investment in Abgenix at March 31, 1999 was $13.4 million. Summarized information for Abgenix is as follows (in thousands):

                                 Three Months
                                    Ended
                               March 31, 1999
                               ---------------
  Revenue....................         $   --
  Operating loss.............          (5,659)
  Net loss...................          (5,397)



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements made in this Item other than statements of historical fact, including statements about the Company's and its subsidiary's clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technology, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward-looking statements. The following should be read in conjunction the Company's Annual Report for the year ended December 31, 1998 included in its filing on Form 10-K, the Company's Quarterly Reports on Form 10-Q, and the Company's Registration Statement on Form S-3.

Overview

Since its inception in April 1988, Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize in vivo and/or ex vivo gene therapies to treat major, life-threatening diseases including cancer and AIDS. Cell Genesys' clinical programs include GVAXT cancer vaccines in Phase I/II studies to treat specific types of cancer, and T cell gene therapy for AIDS, which is undergoing Phase II testing. GVAXT vaccines for prostate cancer and for lung cancer are being developed through a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT"). AIDS gene therapy is being developed through a worldwide collaboration with Hoechst Marion Roussel, Inc. ("Hoechst Marion Roussel"). In addition, Cell Genesys has preclinical programs, which are evaluating potential gene therapies for cancer, cardiovascular disorders, hemophilia and Parkinson's disease. The Company also has assets outside of its core business which can be used to help maintain financial strength while product candidates are under development. These assets include Cell Genesys' minority ownership of Abgenix which is focused on the development and commercialization of antibody therapies and a licensing program in gene activation technology.

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

During 1999 the Company has reported encouraging data from its Phase I/II human trials evaluating the GVAXT vaccine for prostate cancer. These data include evidence of clinical safety and preliminary evidence of antitumor effects as measured by levels of prostate specific antigen
(PSA), a cancer "marker." As a result, the Company initiated a second multi-center Phase I/II clinical trial for GVAXT prostate cancer in addition to the first multi-center Phase I/II trial which began in December 1998. Both trials will enroll approximately 40 patients. Clinical data from the initial Phase I/II lung cancer trial has shown treatment to be safe and well tolerated, and the Company is planning to initiate a multi-center trial phase I/II trial for the GVAX T lung cancer later in 1999. Phase I/II clinical trials for GVAX T melanoma are continuing, and the patients are now being evaluated. An initial phase II trial of T cell gene therapy for AIDS in patients with persistent HIV in their bloodstream while receiving anitviral drugs has thusfar demonstrated safety as well as preliminary indications of potential antiviral activity. A second phase II trial in patients without HIV in the bloodstream on antiviral drugs is nearing completion. The Company expects to announce results from this trial by the end of 1999.

In 1999, the Company's preclinical research has focused on studies of gene therapy in animal models for hemophilia and Parkinson's disease, and on gene therapy strategies to overcome restenosis, a serious complication of angioplasty for cardiovascular disease. For example, in hemophilia studies, a single injection of gene therapy resulted in improved blood clotting and reduced number of bleeding episodes in a dog hemophilia model. Similarly, in studies for Parkinson's disease, a single injection of gene therapy essentially eliminated the need for daily L-dopa injections in mice with a Parkinson's-like condition. Cardiovascular gene therapy studies demonstrated the successful delivery of genes to blood vessel lining cells.


Cell Genesys ended the first quarter of 1999 with approximately $52 million in cash and short-term investments. The Company has maintained its financial position by relying on funding from various corporate collaborations and licensing agreements, as well as through strategic management of its resources. The Company's plan is to continue to finance its operations when possible through corporate collaborations with established pharmaceutical and biotechnology companies in order to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources, research, development and manufacturing capabilities, and marketing infrastructure to aid in the commercialization of potential disease therapies. Cell Genesys also evaluates on an ongoing basis opportunities to in-license or acquire genes and technologies that complement its portfolio.



Results of Operations

As a result of Abgenix's IPO on July 2, 1998, the Company's ownership percentage was reduced to less than 50% and Abgenix has been accounted for under the equity method of accounting subsequent to that date. Abgenix was fully consolidated in the Company's financial statement in the first half of 1998. Therefore, in order to provide more meaningful analysis of the Company's results of operations in comparison with the same period in 1998, the following table sets forth the company's operations (referred to as the "Gene Therapy Operations") excluding the results of Abgenix for such periods. Except as otherwise noted, the discussion which follows relates to this table.

                                         Gene Therapy
                                          Operations
                                        Three Months
                                       ended March 31,
                                     --------------------
                                        1999      1998
                                     ---------- ---------
Revenue..............................   $6,076    $3,673
Research and development expenses....    5,537     7,101
General and administration expenses..    1,095     1,923
Interest expense.....................      937     1,027
Interest income......................     (278)     (521)
Net income (loss)....................     $103   ($4,845)

Revenue was $6.1 million for the three months ended March 31, 1999 compared to $3.7 million for the three months ended March 31, 1998. The increase in revenue is partially a result of research and development activities funded under the Company's collaboration agreement signed in December 1998 with the pharmaceutical division of Japan Tobacco Inc. for selected targets in the company's GVAX? cancer vaccine program.
Revenues from the company's collaborations with Hoechst Marion Roussel were essentially flat between the two quarters, with increased revenues from the company's gene activation licensing program largely offsetting decreased funding of its HIV T cell gene therapy program.

Research and development expenses were $5.5 million and $7.1 million for the three months ended March 31, 1999 and 1998, respectively. The decrease of $1.6 million reflects the costs of research activities reduced following the implementation of a corporate restructuring plan in September 1998 which enabled the Company to focus on clinical development activities for the Company's cancer gene therapy programs. Research and development expenses generally represent 80% or more of the Company's total operating expenses. The Company expects that its research and development expenditures will continue to increase to support additional product development activities, particularly in the field of cancer, for which a number of trials commenced in 1998 and 1999. The rate of increase depends on a number of factors including progress in research and development, especially in clinical trials.

General and administrative expenses were $1.1 million and $1.9 million for the three months ended March 31, 1999 and 1998, respectively. The decrease also reflects the corporate restructuring plan implemented in September 1998. The Company has continued its efforts to control administrative expenditures through an aggressive program of expense management.

Interest income decreased slightly from $1.0 million to $937,000 for the three months ended March 31, 1999 and 1998, respectively, with lower average cash balances during 1999 being partially offset by higher interest rates. Interest expense decreased to $278,000 from $521,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease represents interest expense on the $15 million note payable to GenPharm International, Inc. which was fully repaid in September 1998.

Cell Genesys had net income of $103,000 for the three months ended March 31, 1999, compared to a net loss of $4.8 million in the same period of 1998. The increase was due primarily to an increase in revenue of $2.5 million under the Japan Tobacco collaboration agreement for the GVAX T program and a combined $2.4 million cost reduction in both research and development and general and administrative expenditures as a result of the corporate restructuring implemented in September 1998. Net losses from operations are expected to continue and are likely to increase in the future as operating expenses rise, particularly as the company incurs expenses related to manufacturing and later stage human testing of its potential products.







Liquidity and Capital Resources

Cell Genesys has financed its operations to date primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through March 31, 1999, the Company received $172.8 million in net proceeds from equity financings, $120.9 million under collaborative agreements and utilized $27.6 million of property and equipment financings.

At March 31, 1999, Cell Genesys' cash, cash equivalents and short-term investments totaled $52.0 million, compared to $52.9 million at December 31, 1998. The decrease was due primarily to cash used in operating activities, capital expenditures and payments of financing obligations.

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

Cell Genesys believes that its available cash, cash equivalents and short-term investments at March 31, 1999, together with payments to be received under the Company's existing collaborative arrangements, license agreements and financing facilities will be sufficient to meet the Company's operating expenses and capital requirements at least through 2000. Thereafter, the Company may require substantial additional funds. Due to these requirements, the Company regularly considers financing alternatives, including sale of equity securities held in Abgenix and the private or public sale of equity by Cell Genesys. Any sale of Cell Genesys' equity securities may be dilutive to existing stockholders.

Risk Factors

Need for Substantial Additional Funds.

We will need substantial additional funds for existing and planned preclinical and clinical trials, to continue research and development activities, and to establish manufacturing and marketing capabilities for any products we may develop. We expect that our existing capital resources, together with payments to be received under existing collaborative agreements and amounts available under existing equipment financing facilities, will enable us to maintain our operations at least through 2000. Beyond 2000, we may need to raise substantial additional capital to fund our operations.

Our future capital requirements will depend on, and could increase as a result of, many factors such as:

   o continued scientific progress of research and development programs
   o magnitude of such programs
   o progress of preclinical and clinical testing
   o time and costs involved in obtaining regulatory approvals
   o costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims
   o competing technological and market developments
   o changes in collaborative relationships with Hoechst Marion Roussel, Japan Tobacco and others
   o terms of any additional collaborative arrangements into which we may enter
   o our ability to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements
   o cost of establishing manufacturing facilities
   o cost of commercialization activities
   o demand for our products, if and when approved
   o potential redemption obligations in connection with conversion of the Series B convertible preferred stock.

We expect to raise additional funds through additional equity or debt financings, collaborative relationships, or otherwise. Because of our long-term capital requirements, we may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to us, or, if available, that it will be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. There is no assurance that opportunities for in-licensing technologies or for third party collaborations will continue to be available to us on acceptable terms. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to certain of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow.

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

Operating Loss and Accumulated Deficit.

We have incurred net losses since our inception. At March 31, 1999, our accumulated deficit was approximately $192.9 million. We expect to incur losses in the future resulting principally from expenses of research and development programs and to a lesser extent, from general and administrative expenses. In 1998, we incurred losses of $12.1 million. Under the equity method of accounting, we recorded losses in equity of Abgenix of $1.2 million for the three months ended March 31, 1999. We expect to incur substantial losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials and manufacturing. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

Technological Uncertainty.

Gene therapy is a new technology. Existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to our specific gene therapy approaches are also limited. Our GVAX T cancer vaccine and AIDS gene therapy are currently being tested in Phase I/II and Phase II human clinical trials, respectively, to determine their safety and efficacy. None of our other products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible side effects of gene therapy may be serious and potentially life-threatening. There can be no assurance that unacceptable side effects will not be discovered during preclinical and clinical testing of our potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercialization. Although we are testing proposed products or therapies in human clinical trials, there can be no assurance that we will be permitted to undertake human clinical trials for any of our other products. Also, the results of such testing might not demonstrate safety or efficacy. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. There is no guarantee that an approved product can be produced in commercial quantities at reasonable cost or that such a product will be successfully marketed.

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

Competition.

Competition in the field of gene therapy from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and expected to increase. There are numerous competitors working on products to treat each of the diseases for which we are seeking to develop therapeutic products. Some competitors are pursuing a product development strategy competitive with ours, particularly with respect to our cancer vaccine program. Certain of these competitive products are in substantially more advanced stages of product development and clinical trials. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete. Many of these competitors have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors may have significantly greater experience than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining United States Food and Drug Administration (the "FDA") and other regulatory approvals of products, and in manufacturing and marketing such products. Accordingly, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do. There can be no assurance that we will be able to obtain certain biological materials necessary to support our research, development or manufacturing of any of our planned therapies. If we are permitted to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect to build additional clinical scale and commercial scale manufacturing facilities and/or employ contract facilities to commercialize our products. We also expect to secure funding for these and other product development activities through our partners and future potential partners. We also compete with universities and other research institutions in the development of products, technologies and processes. In many instances, we compete with other commercial entities in acquiring products or technology from universities.

We expect that competition among products approved for sale will be based, among other things, on:

   o product efficacy
   o safety
   o reliability
   o availability
   o price
   o patent position
   o sales, marketing and distribution capabilities

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

Volatility Of Stock Price.

The market prices for securities of biopharmaceutical and biotechnology companies (including Cell Genesys) have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors may affect our stock price:

   o fluctuations in our financial results
   o announcements of technological innovations or new therapeutic products by us or our competitors
   o announcements of changes in governmental regulation
   o announcements of regulatory approvals or disapprovals of our or our competitors' products
   o developments in patent or other proprietary rights
   o public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies
   o general market conditions

Government Regulation.

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of our proposed products and our research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Since certain of our potential products involve the application of new technologies, regulatory approvals may take longer than for products produced using more conventional methods. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable federal statutes and regulations, requires the expenditure of substantial resources. Any delay or failure by us or our collaborators or licensees to obtain regulatory approvals could adversely affect the marketing of our products and our ability to receive product or royalty revenue.

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

Commercialization; Lack of Marketing Experience.

We do not have any experience in sales, marketing or distribution of biopharmaceutical products. We expect to rely on sales and marketing expertise of potential corporate partners for our initial products The decision to market future products directly or through corporate partners will be based on a number of factors including;

   o market size and concentration
   o size and expertise of the partner's sales force in a particular market
   o our overall strategic objectives

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

Reimbursement.

In both domestic and foreign markets, sales of our potential products will depend in part upon coverage and reimbursement from third-party payers, including:

   o government agencies
   o private health care insurers and other health care payers such as health maintenance organizations
   o self-insured employee plans
   o Blue Cross/Blue Shield and similar plans

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

We have clinical trial agreements with a number of public and private medical institutions relating to the conduct of human clinical trials for our GVAX? cancer vaccine program and T cell gene therapy program, such as:

   o National Institutes of Allergy and Infectious Diseases
   o University of California, San Francisco
   o San Francisco General Hospital
   o University of Colorado Health Sciences Center
   o Massachusetts General Hospital
   o University of California, Los Angeles
   o ViRx, Inc.
   o Aids Community Research Consortium
   o Dana Farber Partners Cancer Care
   o The Johns Hopkins Medical Institutions
   o PRN Research Inc.
   o Stanford University
   o University of Tokyo, IMSUT

The early termination of any of these clinical trial agreements would hinder the progress of our clinical trials including Phase II trials of T cell gene therapy for HIV infection and Phase I/II trials of GVAX?
cancer vaccine for prostate cancer, lung cancer and melanoma. If any of these relationships are terminated, the clinical trials might not be completed and the results might not be evaluated.

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

Shares Eligible For Future Sale; Dilution.

Substantially all the outstanding shares of Cell Genesys common stock are eligible for sale in the public market. The following factors, as well as others such as those identified above under "Volatility of Stock Price," could cause a decline in the market price of our common stock:

   o severe fluctuations in price and volume in the stock market in general which are unrelated to our operating performance
   o issuance of common stock upon conversion of the Series B preferred stock
   o issuance of common stock upon exercise of the outstanding warrants - see Notes to the Consolidated Financial Statements.
   o future sales of such common stock or other shares of common stock by existing stockholders
   o the perception that such issuances or sales could occur

Conversion of the Series B preferred stock or exercise of the warrants would result in issuance of additional shares of common stock, diluting existing investors. The number of shares of common stock issued, and therefore the dilution of existing investors, would increase as a result of either (i) an event triggering the antidilution rights of any outstanding shares of Series B preferred stock, or (ii) a decline in the market price of the Company's common stock immediately prior to conversion of the Series B preferred stock.

The holders of the Series B preferred stock may choose at any time to convert their shares into common stock. In such event, the number of shares of common stock issued would be based on a conversion price of $11.02 per share or, if lower, the average of certain trading prices during the 10 trading days preceding such date of conversion (the "Floating Conversion Price"). The market price of the common stock has recently traded below $11.02 per share and consequently the conversion rate of the Series B preferred stock is currently based on the market price. The greater the decline in the market price, the greater the number of shares issuable upon conversion of the Series B preferred stock.

Potential Redemption Obligation.

If the holders of the Series B preferred stock decide to convert their shares, we would not be required to issue more than 5,624,000 shares of common stock (which is 19.99% of the outstanding shares of common stock on November 14, 1997, or the "Share Limit"), unless we first obtained stockholder approval. If we did not obtain prior stockholder approval or an exemption from the requirement for stockholder approval from the Nasdaq-AMEX (the "Nasdaq-AMEX exemption") we would not be required to issue shares of common stock in excess of the Share Limit pursuant to requests for conversion of the Series B preferred stock. However, in such event, the holders of the Series B preferred stock could require us to redeem certain shares of Series B preferred stock, and the amount of these redemption obligations could become material if the common stock price declined below approximately $3.70 per share. Since the common stock traded at prices below $3.70 per share during certain periods in 1998 and we have not obtained stockholder approval or the Nasdaq-AMEX exemption, we could become subject to a material redemption obligation if the number of shares of common stock issuable upon conversion of the Series B preferred stock exceeds the Share Limit. The amount of the redemption obligation will increase as the common stock price decreases because we are limited in the number of shares we can issue upon conversion. Consequently, volatility in the price of the common stock could magnify the amount of any redemption obligation.

Impact of the Year 2000

The Company has undertaken various initiatives to ensure that its information technology (IT) and non-IT systems are Year 2000 compliant. Based on its assessment efforts to date, the Company has not identified any systems currently in use which require modification or replacement as a result of its Year 2000 initiatives. The Company currently anticipates that its Year 2000 identification, assessment, remediation activities (including repairing or replacing identified systems), testing and contingency planning efforts, which began in late 1997, will be complete by the end of the fourth quarter of 1999.

Year 2000 costs incurred to date have not been material and total costs to modify systems for Year 2000 compliance are not expected to become material. Such costs do not include normal system upgrades and replacements and the actual financial impact could exceed this estimate.

The following summarizes the progress the Company has made to date on each phase of its Year 2000 project plan:

Phase                    Timeframe for Completion  Percent Complete
------------------------ ------------------------ -----------------
Initial identification
  and assessment.........        Q2-1999                    85%
Remediation..............        Q3-1999                    40%
Testing..................        Q4-1999                    10%
Contingency planning.....        Q4-1999                    25%

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is routinely subject to a variety of risks including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices to protect against these and other exposures. As a result, the Company does not anticipate material potential losses in these areas.

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

Interest Rate Sensitivity
                                                            Principal Amount by Expected Maturity
                                        -------------------------------------------------------------------------------------
Average Interest Rate                                                                      There-               Fair Value
(IN THOUSANDS)                            1999      2000      2001      2002      2003      After     Total    Mar. 31, 1999
--------------------------------------- --------- --------- --------- --------- --------- --------- --------- ---------------
Total Investments Securities............ $15,396   $31,207     --        --        --        --      $46,603         $46,606
   Average Interest Rate................    5.03%     5.35%    --        --        --        --         5.24%

Long-term Debt, including Current Portio  $3,442    $2,883    $1,906      $580      $383       $16    $9,210          $9,210
   Average Interest Rate................   11.46%    11.04%    10.53%    10.57%     9.66%     9.66%    10.49%


Part II.  OTHER INFORMATION

Item 1.  Litigation

        none

Item 6.  Exhibits and Reports On Form 8-K

        a)   Exhibits

        27.1 Financial Data Schedule

        b)   Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on May 14, 1999:





                                CELL GENESYS, INC.

                              By: /S/ Matthew J. Pfeffer
                                  --------------------------------------
                                  Matthew J. Pfeffer
                                  Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

                              Date: May 14, 1999

                               INDEX TO EXHIBITS




Exhibit
Number                        Description
-------                       -----------

27.1                Financial Data Schedule