Form 10-Q
period 1999-06-30
CELL GENESYS INC
filed 1999-08-16
CIK 865231

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

             For the Quarterly Period Ended June 30, 1999 or

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

     As of July 30, 1999, the number of outstanding shares of the Registrant's Common Stock was 32,070,456.

================================================================================

                               CELL GENESYS, INC.

                                TABLE OF CONTENTS






PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         a. Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998

         b. Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 1999 and 1998

         c. Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 1999 and 1998

         d.  Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               Cell Genesys, Inc.

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                       June 30,    December 31,
                                                        1999          1998
                                                     ------------  -----------
Assets
Current assets:
   Cash and cash equivalents.........................     $7,966      $14,086
   Short-term investments............................     42,590       38,788
   Prepaid expenses and other current assets.........      5,720        1,121
                                                     ------------  -----------
Total current assets.................................     56,276       53,995
Property and equipment, net..........................      5,094        6,079
Investment in Abgenix................................     12,934        5,080
Deposits and other assets............................        562          645
                                                     ------------  -----------
                                                         $74,866      $65,799
                                                     ============  ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and other accrued liabilities....     $3,274       $4,763
   Deferred revenue..................................      3,744          703
   Accrued acquisition related costs.................      1,421          932
   Current portion of property and equipment
     financing.......................................      3,503        3,566
                                                     ------------  -----------
Total current liabilities............................     11,942        9,964

Noncurrent portion of property and equipment
   financing.........................................      3,937        4,860
Redeemable convertible preferred stock...............     11,836       12,083

Stockholders' equity:
   Common stock......................................         31           31
   Additional paid-in capital........................    241,023      230,557
   Accumulated other comprehensive income............       (402)         113
   Accumulated deficit...............................   (193,501)    (191,809)
                                                     ------------  -----------
Total stockholders' equity...........................     47,151       38,892
                                                     ------------  -----------
                                                         $74,866      $65,799
                                                     ============  ===========

                             See accompanying notes

                                     Cell Genesys, Inc.

                     Condensed Consolidated Statements of Operations
                           (In thousands, except per share data)
                                         (Unaudited)

                                         Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------- --------------------
                                          1999      1998      1999      1998
                                        --------- --------- --------- ----------
Revenue under collaborative agreements.   $7,223    $2,934   $13,297     $7,498
                                        --------- --------- --------- ----------

Operating expenses:
  Research and development.............    6,277    10,879    11,814     23,346
  General and administrative ..........    1,253     2,230     2,349      5,214
                                        --------- --------- --------- ----------
Total operating expenses...............    7,530    13,109    14,163     28,560

Equity in loss of Abgenix..............     (780)      --     (1,982)      --
Interest and other  income.............      788     1,030     1,725      2,255
Interest expense.......................     (291)     (727)     (569)    (1,398)
                                        --------- --------- --------- ----------
Loss before minority interest in
     in Abgenix........................     (590)   (9,872)   (1,692)   (20,205)
Loss attributed to minority interest
     in Abgenix........................      --      1,546       --       4,192
                                        --------- --------- --------- ----------
Net loss...............................    ($590)  ($8,326)  ($1,692)  ($16,013)
                                        ========= ========= ========= ==========

Net loss per common share..............   ($0.02)   ($0.29)   ($0.05)    ($0.57)
                                        ========= ========= ========= ==========
Shares used in computing net loss
   per common share....................   31,253    28,335    31,109     28,273
                                        ========= ========= ========= ==========

                             See accompanying notes

                              Cell Genesys, Inc.
               Condensed Cosolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)

                                                               Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss.............................................    ($1,692)   ($16,013)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation and amortization......................      1,599       2,507
     Amortization of deferred compensation of Abgenix...         --         528
     Minority interest in net loss of Abgenix...........         --      (4,192)
     Equity in losses of Xenotech joint venture.........         --         118
     Equity in losses of Abgenix........................      1,982          --
   Changes to:
     Prepaid expenses and other assets..................     (4,599)        433
     Accounts payable and other accrued
       liabilities......................................     (1,490)     (1,658)
     Deferred revenue from related parties..............      3,041      (3,807)
     Accrued acquisition related costs..................        489        (604)
                                                          ----------  ----------
          Net cash used in operating activities.........       (670)    (22,688)
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments..................    (31,489)    (22,386)
   Maturities of short-term investments.................         --       9,000
   Sales of short-term investments......................     27,174      26,255
   Contributions to Xenotech joint venture .............         --          (8)
   Capital expenditures.................................         50        (151)
   Cash effect of applying equity method of accounting
      to the investment in Abgenix......................         --          --
                                                          ----------  ----------
          Net cash provided by (used in) investing
                 activities.............................     (4,265)     12,710
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from minority interest in Abgenix...........         --       3,944
   Proceeds from issuance of common stock...............        382         759
   Proceeds from property and equipment financing.......         --          --
   Payments of convertible note payable.................         --          --
   Payments under property and equipment
     financing obligations..............................     (1,567)     (2,910)
                                                          ----------  ----------
          Net cash provided by (used in)
                 financing activities...................     (1,185)      1,793
                                                          ----------  ----------
Net decrease in cash and cash equivalents...............     (6,120)     (8,185)
Cash and cash equivalents at beginning of period........     14,086      10,631
                                                          ----------  ----------
Cash and cash equivalents at end of period..............     $7,966      $2,446
                                                          ==========  ==========
NON-CASH INVESTING IN FINANCING ACTIVITIES
   Furniture and equipment acquired under financing.....       $531        $950
   Capital contribution resulting in an increase of
     carrying value of Abgenix.........................      $9,836          --


                             See accompanying notes

                                 Cell Genesys, Inc.

                    Notes To Condensed Consolidated Financial Statements


1.  Organization and Summary of Significant Accounting Policies

Organization and basis of presentation

Cell Genesys, Inc. ("Cell Genesys" or the "Company"), a Delaware corporation, is focused on the development and commercialization of gene therapies to treat major, life-threatening diseases, including cancer and AIDS. Abgenix, Inc., ("Abgenix") a partially owned subsidiary of Cell Genesys, which focuses on the development and commercialization of human monoclonal antibodies for pharmaceutical applications, including inflammation, autoimmune disorders, and cancer, had been fully consolidated prior to July 2, 1998, and has been accounted for under the equity method of accounting subsequent to July 2, 1998 (see Note 2 - Investment in Abgenix).

Comprehensive income (loss)

Total comprehensive losses amounted to $1.0 million and $8.3 million for three months ended June 30, 1999 and 1998, and $2.2 million and $16.1 million for the six months ended June 30, 1999 and 1998, respectively.

2.  Investment in Abgenix and Minority Interest

Since 1996, the Company has maintained an investment in Abgenix, Inc. ("Abgenix"). In December 1997 and January 1998, Abgenix completed private placements of securities reducing Cell Genesys' percentage ownership from approximately 100% to approximately 54%.

On July 2, 1998, Abgenix completed an initial public offering ("IPO") reducing Cell Genesys' percentage ownership to approximately 40%. Prior to the IPO, Abgenix was a consolidated subsidiary and its financial results were presented accordingly. From July 2, 1998 forward, the Company's investment in Abgenix is accounted for under the equity method of accounting as a result of the reduced ownership position. On March 4, 1999, Abgenix completed the sale of an additional 3,000,000 shares of common stock in a public offering resulting in approximately $45 million in gross proceeds, which further reduced the Company's ownership percentage in Abgenix to approximately 22 percent. The difference between the cost of the investment (the carrying value of the net assets less the equity in loss of Abgenix immediately prior to the public offering) and the amount of the underlying equity in net assets of Abgenix immediately following each of the public offerings was accounted for in accordance with APB Opinion No. 18 "The Equity Method of Accounting for Investment in Common Stock" and Staff Accounting
Bulletin No. 51. Accordingly, the Company recognized $9.8 million as a contribution to Stockholders' Equity upon completion of the March 1999 public offering.

The carrying amount of the Company's investment in Abgenix at June 30, 1999 was $12.9 million. Summarized information for Abgenix is as follows (in thousands):

                                 Three Months     Six Months
                                    Ended           Ended
                                June 30, 1999   June 30, 1999
                               --------------- ---------------
  Revenue....................          $1,720          $1,720
  Operating loss.............          (4,254)         (9,913)
  Net loss...................          (3,568)         (8,964)



3. Subsequent Event

During July 1999, a substantial portion of the Company's Series B Convertible Preferred shares were converted to common stock, resulting in the issuance of approximately 990,000 common shares. Following these conversions, of the $20 million of Series B Convertible Preferred shares originally issued, only approximately $7.9 million of stated value, including accrued dividends, remain outstanding.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Statements made in this Item other than statements of historical fact, including statements about the Company's clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technology, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward-looking statements. The following should be read in conjunction with the Company's Annual Report for the year ended December 31, 1998 included in its filing on Form 10-K, the Company's Quarterly Reports on Form 10-Q, and the Company's Registration Statement on Form S-3.

Overview
Since its inception in April 1988, the Company has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize in vivo and/or ex vivo gene therapies to treat major, life-threatening diseases, including cancer and AIDS. Cell Genesys' clinical programs include GVAXr cancer vaccines in Phase I/II studies to treat specific types of cancer, and T cell gene therapy for AIDS, which is undergoing Phase II testing. GVAXr vaccines for prostate cancer and for lung cancer are being developed through a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT"). AIDS gene therapy is being developed through a worldwide collaboration with Hoechst Marion Roussel, Inc. ("Hoechst Marion Roussel"). In addition, Cell Genesys has preclinical programs which are evaluating potential gene therapies for cancer, cardiovascular disorders, hemophilia and Parkinson's disease. The Company also has assets outside of its core business which can be used to help maintain financial strength while product candidates are under development. These assets include Cell Genesys' minority ownership of Abgenix, Inc. (NASDAQ:ABGX), which is focused on the development and commercialization of antibody therapies, and a licensing program in gene activation technology.

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

During 1999, the Company has reported encouraging data from its Phase I/II human trials evaluating the GVAXr vaccine for prostate cancer. Data from the recently completed Phase I/II trial of GVAXr prostate cancer vaccine demonstrate evidence of clinical safety and preliminary evidence of antitumor effects as measured by levels of prostate specific antigen (PSA). Based on positive results from this trial, the Company has recently initiated two multi-center trials of GVAXr vaccine in prostate cancer. Both trials will enroll approximately 40 patients. Phase I/II clinical trials for GVAXr lung are continuing, and the patients are now being evaluated. The Company is planning to initiate an expanded multi-center trial for GVAXr lung cancer treatment later in 1999. An initial Phase II trial of T cell gene therapy for AIDS in patients with persistent HIV in their bloodstream while receiving anitviral drugs has thus far demonstrated safety as well as preliminary indications of potential antiviral activity. Data from a second Phase II trial in patients receiving anti-retroviral drug therapy with no detectable levels of HIV in the bloodstream is now being evaluated.
The Company expects to announce results from this trial within the next six months.

In 1999, the Company's preclinical research has focused on studies of gene therapy in animal models for hemophilia and Parkinson's disease, and on gene therapy strategies to overcome restenosis, a serious complication of angioplasty for cardiovascular disease. For example, in hemophilia studies, a single injection of gene therapy resulted in improved blood clotting and reduced number of bleeding episodes in a dog hemophilia model. Similarly, in studies for Parkinson's disease, a single injection of gene therapy essentially eliminated the need for daily L-dopa injections in mice with a Parkinson's-like condition. Cardiovascular gene therapy studies demonstrated the successful delivery of genes to blood vessel lining cells. The Company recently expanded its collaboration with Mitotix, Inc. for p16/p27 genes to include applications in cancer gene therapy. Cell Genesys also evaluates on an ongoing basis opportunities to in-license or acquire genes and technologies that complement its portfolio.

Cell Genesys ended the second quarter of 1999 with approximately $50.6 million in cash and short-term investments. The Company has maintained its financial position by relying on funding from various corporate collaborations and licensing agreements, as well as through management of its resources. The Company's plan is to continue to finance its operations, when possible, through corporate collaborations with established pharmaceutical and biotechnology companies. This funding strategy should allow the Company to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources for research, development, manufacturing capabilities, and marketing infrastructure, which will aid in the commercialization of potential disease therapies.

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

                                             Gene Therapy Operations

                                        Three Months         Six Months
                                       ended June 30,      ended June 30,
                                   ------------------- ------------------
                                        1999     1998      1999     1998
                                   ------------------- ------------------
Revenue............................   $7,223   $2,208   $13,297   $5,881
Research and development expenses..    6,277    7,517    11,814   14,618
General and administration expenses    1,253    1,126     2,349    3,192
Interest and other income..........      788      898     1,725    1,926
Interest expense...................     (291)    (566)     (569)  (1,088)
Net income (loss)..................     $190  ($6,103)     $290 ($11,091)


Revenue increased to $7.2 million and $13.3 million for the three and six months ended June 30, 1999 from $2.2 million and $5.9 million for the same periods in 1998. The increase in revenue resulted from the Company's collaboration agreement signed in December 1998 with the pharmaceutical division of Japan Tobacco Inc. for selected targets in the Company's GVAXr cancer vaccine program. The Company recognized research and development revenues of $2.5 million and $4.5 million for the three and six months ended June 30, 1999. In addition, a $4.5 million milestone was earned following the completion of Phase I/II clinical trial of GVAXr prostate cancer vaccine. Revenues from the Company's two agreements with Hoechst Marion Roussel remained flat between the two quarters with increased revenues from the gene activation license largely offsetting decreased revenue from the T cell gene therapy for AIDS collaboration.

Research and development expenses were $6.3 million and $11.8 million for the three and six months ended June 30, 1999 compared with $7.5 million and $14.6 million for the three and six months ended June 30, 1998. The decrease in research and development costs is primarily a result of a corporate restructuring plan implemented in the fourth quarter of 1988. The restructuring and cost reductions were implemented to allow the Company to increasingly focus its resources on its cancer and cardiovascular gene therapy programs. The Company expects that research and development expenses will increase to support additional product development activities, particularly relating to the execution of multi-center clinical trials. The rate of increase depends on a number of factors including progress in research and development and especially in clinical trials.


General and administrative expenses were $1.3 million and $2.3 million for the three and six months ended June 30, 1999 compared with $1.1 million and $3.2 million for the three and six months ended June 30, 1998. The decrease also reflects the corporate restructuring plan implemented in late 1998. The Company continues its efforts to control administrative expenditures through an aggressive program of expense management.

Interest income decreased slightly to $788,000 from $898,000 for the three months ended June 30, 1999 and 1998 respectively, and to $1.7 million from $1.9 million for the six months ended June 30, 1999 and 1998 respectively, as a result of lower average cash balances during 1999, partially offset by higher interest rates. Interest expense decreased to $291,000 from $566,000 for the three months ended June 30, 1999 and 1998, and to $569,000 from $1.1 million for the six months ended June 30, 1999 and 1998, respectively. Interest expense was higher in the 1998 periods due to interest owed a note payable to GenPharm International, Inc. which was fully repaid in September 1998.

Gene Therapy Operations had net income of $190,000 and $290,000 for the three and six months ended June 30, 1999, compared to net losses of $6.1 million and $11.1 million in the same periods of 1998. The increase was due primarily to the increase in revenues under the GVAXr collaboration agreement with Japan Tobacco and expense reductions of $3.6 million resulting from the corporate restructuring plan implemented in September 1998. Net losses from operations are likely to be incurred in the future as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and later stage human testing of its potential products.

Liquidity and Capital Resources

Cell Genesys has financed its operations to date primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through July 31, 1999, the Company received $172.8 million in net proceeds from equity financings, $130.4 million under collaborative agreements and utilized $28.2 million of property and equipment financings.

At June 30, 1999, Cell Genesys' cash, cash equivalents and short-term investments totaled $50.6 million, compared to $52.9 million at December 31, 1998. The decrease was due primarily to cash used in operating activities and payments of financing obligations.

At June 30, 1999 the Company held approximately 3.3 million shares of Abgenix common stock, which had a market value of approximately $65 million. These securities have restrictions which limit their liquidity, but the Company may from time to time consider the sale of these securities to invest in the Company's programs.

Cell Genesys anticipates that consolidated net cash usage will not exceed $10 million in 1999. The Company expects its cash requirements to increase significantly in the future. The Company's capital requirements will depend on numerous factors, including: the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction and maintenance of collaborative partners; the acquisition of new products or technologies; the potential cost associated with the redemption of outstanding shares of Series B preferred stock; and the cost of litigation, patent interference proceedings or other legal proceedings or their resolution.


Cell Genesys believes that its available cash, cash equivalents and short-term investments at June 30, 1999, together with payments to be received under the Company's existing collaborative arrangements, license agreements and financing facilities will be sufficient to meet the Company's operating expenses and capital requirements at least through 2000. Thereafter, the Company may require substantial additional funds. Due to these requirements, the Company regularly considers financing alternatives, including sale of equity securities held in Abgenix and the private or public sale of equity by Cell Genesys. Any sale of Cell Genesys' equity securities may be dilutive to existing stockholders.

Risk Factors

We will likely have a need for substantial additional funds.
We will need substantial additional funds for existing and planned preclinical and clinical trials, to continue research and development activities, and to establish manufacturing and marketing capabilities for any products we may develop. We expect that our existing capital resources, together with payments to be received under existing collaborative agreements and amounts available under existing equipment financing facilities, will enable us to maintain our operations at least through 2000. Beyond 2000, we may need to raise substantial additional capital to fund our operations.

Our future capital requirements will depend on, and could increase as a result of, many factors such as:

   o continued scientific progress of research and development programs
   o magnitude of such programs expenses
   o progress of preclinical and clinical testing
   o time and costs involved in obtaining regulatory approvals
   o costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims
   o competing technological and market developments
   o changes in collaborative relationships with Hoechst Marion Roussel, Japan Tobacco and others
   o terms of any additional collaborative arrangements into which we may enter
   o our ability to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements
   o cost of establishing manufacturing facilities
   o cost of commercialization activities
   o demand for our products, if and when approved
   o potential redemption obligations in connection with conversion of the Series B preferred stock

We expect to raise additional funds through collaborative relationships, sales of some portion or all of our investment in Abgenix, additional equity or debt financings, or otherwise. Because of our long-term capital requirements, we may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to us, or, if available, that it will be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. There can be no assurance that opportunities for in-licensing technologies or for third party collaborations will continue to be available to us on acceptable terms. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to certain of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow.



Our products are in developmental stage, are not approved for commercial sale and might not receive regulatory approval or become commercially viable.
All of our potential gene therapy products are in research and development. We have not generated any revenues from the sale of products. We do not expect to generate any revenues from product sales for at least the next several years. Our products currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that our research and development efforts will be successful or that any of our future products will ultimately be commercially successful. Even if developed, our products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

We have not been profitable and may not become profitable in the future. We have incurred annual net losses since our inception. At June 30, 1999, our accumulated deficit was approximately $193.5 million. In 1998, we incurred losses of $12.1 million. Under the equity method of accounting, we recorded losses in equity of Abgenix of $2.0 million for the six months ended June 30, 1999, and we expect to continue to recognize losses from Abgenix in the future. We expect to incur substantial operating losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials, manufacturing and to a lesser extent, from general and administrative expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

Our gene therapy programs depend on new and unproven technologies.
Gene therapy is a new technology. Existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to our specific gene therapy approaches are also limited. Our GVAXr cancer vaccine and T cell gene therapy for AIDS are currently being tested in Phase I/II and Phase II human clinical trials, respectively, to determine their safety and efficacy. None of our other products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible side effects of gene therapy may be serious and potentially life-threatening. Unacceptable side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercialization. Although we are testing proposed products or therapies in human clinical trials, there can be no assurance that we will be permitted to undertake human clinical trials for any of our other products. Also, the results of such testing might not demonstrate the safety or efficacy of these products. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Finally, even if our products proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be produced in commercial quantities at reasonable cost or that such a product will be successfully marketed.

We rely heavily on the development and protection of our intellectual property portfolio.
The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has approximately 165 issued or granted patents and more than 310 pending applications. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions.

 Our commercial success will also depend in part on not infringing the patents or proprietary rights of others and not breaching licenses granted to us. We will be required to obtain licenses to certain third party technology and genes necessary to conduct our business. Any failure to license any technology or genes required to commercialize our technologies or products at reasonable cost may have a material adverse effect on our business, results of operations or financial condition.

We may also have to engage in litigation, which could result in substantial cost to us, to enforce our patents, or to determine the scope and validity of other parties' proprietary rights. To determine the priority of inventions, the United States Patent and Trademark Office frequently declares interference proceedings. In Europe, other patents can be revoked through opposition proceedings. Such proceedings could result in an adverse decision as to the priority of our inventions.

We are currently involved in three separate interference and/or opposition proceedings with regard to:

a) gene activation technology
b) ex vivo gene therapy
c) chimeric receptor technology

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

We also rely on unpatented trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Our competitors may independently develop similar or better proprietary information and techniques and disclose them publicly. Also, there can be no assurance that others will not gain access to our trade secrets, or that we can meaningfully protect our rights to our unpatented trade secrets.

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

The field of gene therapy is highly competitive.
Competition in the field of gene therapy from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and expected to increase. In many instances, we compete with other commercial entities in acquiring products or technology from universities. There are numerous competitors working on products to treat each of the diseases for which we are seeking to develop therapeutic products. Some competitors are pursuing a product development strategy competitive with ours, particularly with respect to our cancer vaccine program. Certain of these competitive products are in substantially more advanced stages of product development and clinical trials. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete.

Many of our competitors have substantially greater financial resources and larger research and development staffs than we do. Some of these competitors have significantly greater experience than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining United States Food and Drug Administration and other regulatory approvals of products, and in manufacturing and marketing such products.
Accordingly, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do. There can be no assurance that we will be able to obtain certain biological materials necessary to support our research, development or manufacturing of any of our planned therapies. If we are permitted to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect to build additional clinical scale and commercial scale manufacturing facilities and/or use contract facilities to commercialize our products. We also expect to secure funding for these and other product development activities through our partners and future potential partners.

We expect that competition among products approved for sale will be based, among other things, on:

   o product efficacy
   o price
   o safety
   o reliability
   o availability
   o patent protection
   o sales, marketing and distribution capabilities

Our competitive positions also depend upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient funding for the often lengthy period between product conception and commercial sales.

Our stock price has fluctuated in the past and is likely to continue to be volatile in the future.
The stock prices of biopharmaceutical and biotechnology companies (including Cell Genesys) have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors may affect our stock price:

   o changes in our financial results
   o announcements of technological innovations or new therapeutic products by us or our competitors
   o announcements of changes in governmental regulation affecting us or our competitors
   o announcements of regulatory approvals or disapprovals of our or our competitors' products
   o developments in patent or other proprietary rights affecting us or our competitors
   o public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies
   o general market conditions
   o severe fluctuations in price and volume in the stock market in general which are unrelated to our operating performance
   o issuance of common stock upon conversion of the Series B preferred stock
   o issuance of common stock upon exercise of the outstanding warrants - see Notes to the Consolidated Financial Statements.
   o future sales of such common stock or other shares of common stock by existing stockholders
   o the perception that such issuances or sales could occur

Our business is subject to extensive regulation and any failure to obtain required regulatory approvals could prevent or delay the commercialization of our products.
Regulation by governmental authorities in the United States and foreign countries is important in the manufacture and marketing of our proposed products and our research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Since our potential products involve the application of new technologies, regulatory approvals may take longer than for products produced using more conventional methods. Various federal and, in some cases, state laws also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of these products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable federal laws, requires significant expenditures. Any delay or failure by us or our collaborators or licensees to obtain regulatory approvals could hinder the marketing of our products and our ability to receive product or royalty revenue.

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

Our manufacturing facilities are subject to licensing requirements of the California Department of Health Services. While not subject to license by the FDA, these facilities are subject to inspection by the FDA as well as by the California Department of Health Services. A separate license from the FDA is required for commercial manufacture of any product. Failure to maintain these licenses or to meet the inspection criteria of the FDA and the California Department of Health Services would disrupt our manufacturing processes and have a material adverse effect on our business, results of operations, financial condition and cash flow.

For marketing outside the United States, we are subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop these markets and have a material adverse effect on our results of operations and financial condition.

Our product development activities involve the use of hazardous materials and we may incur significant costs as a result of the need to comply with environmental laws.
Our research and development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for any damages that result, and any resulting liability could exceed our resources. We may also be required to incur significant costs to comply with environmental laws and regulations in the future.

We expect to depend on our strategic partners for the sales, marketing and distribution of our future products.
We do not have any experience in sales, marketing or distribution of biopharmaceutical products. We expect to rely on sales and marketing expertise of potential corporate partners for our initial products. The decision to market future products directly or through corporate partners will be based on a number of factors, including:

   o market size and concentration
   o size and expertise of the partner's sales force in a particular market
   o our overall strategic objectives

We are currently engaged in various stages of discussions with potential partners. There can be no assurance that we will be able to establish new relationships, if at all, on acceptable terms and conditions.

We may in the future be exposed to product liability claims and may be unable to obtain sufficient insurance coverage.
Clinical trials or marketing of any of our potential products may expose us to liability claims resulting from the use of our products. These claims might be made by consumers, health care providers or by others selling our products. We currently maintain product liability insurance with respect to each of our clinical trials. There can be no assurance that we will be able to maintain insurance or that sufficient coverage can be acquired at a reasonable cost. An inability to maintain insurance at acceptable cost, or at all, could prevent or inhibit the clinical testing or commercialization of our products or otherwise affect our financial condition. A product liability claim or recall could have a material adverse effect on our business, results of operations, financial condition and cash flow.



Sales of our future products will be influenced by the willingness of third-party payers to provide reimbursement.
In both domestic and foreign markets, sales of our potential products will depend in part upon coverage and reimbursement from third-party payers, including:

   o government agencies
   o private health care insurers and other health care payers such as health maintenance organizations
   o self-insured employee plans
   o Blue Cross/Blue Shield and similar plans

There is considerable pressure to reduce the cost of biotechnology and pharmaceutical products. In particular, reimbursement from government agencies, insurers and large health organizations may become more restricted in the future. Our potential products represent a new mode of therapy and, while the cost-benefit ratio of the products may be favorable, we expect that the costs associated with our products will be substantial. There can be no assurance that our proposed products, if successfully developed, will be considered cost-effective by third-party payers. Insurance coverage might not be provided by third-party payers at all or without substantial delay. Even if such coverage is provided, the approved reimbursement might not provide sufficient funds to enable us to become profitable.

The pricing of our future products may be influenced in part by government controls.
The continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare may impair future revenues and profitability of biotechnology companies. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. While we cannot predict whether the government will adopt any such legislative or regulatory proposals, the announcement or adoption of these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flow.

We depend on our key technical and management personnel and collaborative partners to advance our technology, and the loss of these personnel or partners could impair the development of our products.
We rely and will continue to rely on our key management and scientific staff. The loss of key personnel or the failure to recruit necessary additional qualified personnel could have a material adverse effect on our business and results of operations. There is intense competition from other companies, research and academic institutions and other organizations for qualified personnel. There is no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. We will need to continue to recruit experts in the areas of clinical testing, manufacturing, marketing and distribution and develop additional expertise in our existing personnel. If we do not succeed in recruiting such personnel or developing such expertise, our business could suffer significantly.

We have clinical trial agreements with a number of public and private medical institutions relating to conducting human clinical trials for our GVAXr cancer vaccine program and T cell gene therapy for AIDS:

   o National Institutes of Allergy and Infectious Diseases
   o University of California, San Francisco
   o San Francisco General Hospital
   o University of Colorado Health Sciences Center
   o Massachusetts General Hospital
   o University of California, Los Angeles
   o ViRx, Inc.
   o Aids Community Research Consortium
   o Dana Farber Partners Cancer Care
   o The Johns Hopkins Medical Institutions
   o PRN Research Inc.
   o Stanford University
   o University of Tokyo, IMSUT
   o Providence Portland Medical Center
   o Affiliated Research Centers

The early termination of any of these clinical trial agreements would hinder the progress of our clinical trials including ongoing trials of GVAXr cancer vaccine for prostate cancer and lung cancer.
If any of these relationships are terminated, the clinical trials might not be completed and the results might not be evaluated.

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

Cell Genesys stockholders may be diluted by the exercise of outstanding stock options or warrants, the conversion of outstanding Series B preferred stock, or other issuances of our common stock.
Substantially all the outstanding shares of Cell Genesys common stock are eligible for sale in the public market. Conversion of the Series B preferred stock or exercise of outstanding warrants would result in issuance of additional shares of common stock, diluting existing investors. The number of shares of common stock issued, and therefore the dilution of existing investors, would increase as a result of either
(i) an event triggering the antidilution rights of any outstanding shares of Series B preferred stock, or (ii) a decline in the market price of the Company's common stock immediately prior to conversion of the Series B preferred stock.

The holders of the Series B preferred stock may choose at any time to convert their shares into common stock. In that event, the number of shares of common stock issued would be based on the lower of:

a) a fixed conversion price of $11.02 per share or,
b) the average of certain trading prices during the 10 trading days preceding such date of conversion (the "Floating
Conversion Price").

The market price of the common stock has recently traded below $11.02 per share and consequently the conversion rate of the Series B preferred stock is currently based on the market price. The greater the decline in the market price, the greater the number of shares issuable upon conversion of the Series B preferred stock.

During the past year, the majority of the outstanding Series B preferred shares were converted into common shares. Of the total original issue of $20 million face value of Series B preferred shares, approximately $7.5 million remain outstanding as of July 23, 1999.

We may be subject to a redemption obligation in connection with requests by the holders of Series B preferred stock to convert their shares into common stock.
If the holders of the Series B preferred stock decide to convert their shares into common stock, we would not be required to issue more than 5,624,000 shares of common stock (which is 19.99% of the outstanding shares of common stock on November 14, 1997, or the "Share Limit"), unless we first obtained stockholder approval. If we did not obtain prior stockholder approval or an exemption from the requirement for stockholder approval from the Nasdaq-AMEX (the "Nasdaq-AMEX exemption") we would not be required to issue shares of common stock in excess of the Share Limit pursuant to requests for conversion of the Series B preferred stock. However, in such event, the holders of the Series B preferred stock could require us to redeem the unconverted shares of Series B preferred stock, and the amount of these redemption obligations could become material if the common stock price declined below approximately $3.50 per share. Since the common stock traded at prices below $3.50 per share during certain periods in 1998 and we have not obtained stockholder approval or the Nasdaq-AMEX exemption, we could become subject to a material redemption obligation if the number of shares of common stock issuable upon conversion of the Series B preferred stock exceeds the Share Limit. The amount of the redemption obligation will increase as the common stock price decreases because we are limited in the number of shares we can issue upon conversion. Consequently, volatility in the price of the common stock could magnify the amount of any redemption obligation.

Impact of the Year 2000.
The Company has undertaken various initiatives to ensure that its information technology (IT) and non-IT systems are Year 2000 compliant. Based on its assessment efforts to date, the Company has not identified any systems currently in use which require modification or replacement as a result of its Year 2000 initiatives. The Company currently anticipates that its Year 2000 identification, assessment, remediation activities (including repairing or replacing identified systems), testing and contingency planning efforts, which began in late 1997, will be complete by the end of the fourth quarter of 1999.

Year 2000 costs incurred to date have not been material and total costs to modify systems for Year 2000 compliance are not expected to become material. Such costs do not include normal system upgrades and replacements and the actual financial impact could exceed this estimate.

The following summarizes the progress the Company has made to date on each phase of its Year 2000 project plan:

Phase                    Timeframe for Completion   Percent Complete
--------------------------------------------------------------------
Initial identification
  and assessment.........        Q2-1999                   100%
Remediation..............        Q3-1999                    90%
Testing..................        Q4-1999                    60%
Contingency planning.....        Q4-1999                    75%






In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners, governmental entities and customers. The Company has begun surveying all of its major vendors, collaborative partners and other third parties interests to determine whether their systems are Year 2000 compliant. We cannot guarantee that all of our key suppliers, partners and others will achieve Year 2000 compliance in a timely manner. The failure of our vendors and partners to successfully address the Year 2000 issue could have a material adverse effect on our ability to fully address the Year 2000 issue. These failures could materially affect our results of operations, liquidity and financial condition. Due to the general uncertainty of the Year 2000 readiness of third parties, we are unable to determine at this time whether all consequences of Year 2000 failures will have a material impact on our results of operations, liquidity and financial condition.

The costs of our Year 2000 project plan, the dates on which we believe we will complete each phase of our Year 2000 project plan and the process for contingency planning are best estimates, which are derived from assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and other factors. There can be no assurance that these estimates and plans will prove to be accurate, and actual results could differ materially from those currently anticipated.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is subject to a variety of risks, including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices to protect against these and other exposures. As a result, the Company does not anticipate material potential losses in these areas.

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

Interest Rate Sensitivity
                                  Principal Amount by Expected Maturity
Average Interest Rate                                                                             Fair Value
                                                                                There-             June 30,
(IN THOUSANDS)                        1999      2000     2001    2002     2003   After     Total  1999
------------------------------------------- --------- -------- ------- -------- ------- --------- ----------
Total Investments Securities...... $10,959   $34,829        --       --      --       -- $45,788    $45,390
   Average Interest Rate..........    4.29%     5.90%       --       --      --       --    5.80%

Long-term Debt, including
               Current Portion....  $1,948    $2,813   $1,937    $653     $575     $16    $7,942     $7,942
   Average Interest Rate..........   11.39%    10.95%   10.37%  10.04%    9.00%   9.00%    10.13%











Part II.  OTHER INFORMATION

Item 1.  Litigation

        none

Item 4.  Submission of Matters to a Vote of Security Holders

        On June 2, 1999, during the annual stockholders' meeting, a quorum of stockholders of the Company approved the following proposals:

(i.)  Election of Directors.

(ii.) Proposal to ratify the appointment of Ernst & Young LLP as independent auditors of Cell Genesys for the fiscal year ending December 31, 1999.


        The following table shows the results of the voting on these matters.







(i)      Director                       For       Withheld
         ------------------------- -------------- ---------
         David W. Carter              25,803,073    90,378
         James M. Gower               25,809,416    90,378
         Joseph E. Maroun             25,822,412    90,378
         John T. Potts, Jr., M.D.     25,802,571    90,378
         Stephen A. Sherwin, M.D.     25,827,207    90,378
         Eugene L. Step               25,813,089    90,378
         Inder M. Verma, Ph.D.        25,822,549    90,378

(ii)     For                          Against      Abstain
         ------------------------- -------------- ---------
                       25,848,771         34,043    23,018



Item 6.  Exhibits and Reports On Form 8-K

        a)   Exhibits

        27.1 Financial Data Schedule

b)   Reports on Form 8-K

                None.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on August 16, 1999:





                                CELL GENESYS, INC.

                              By: /S/ Matthew J. Pfeffer
                                  --------------------------------------
                                  Matthew J. Pfeffer
                                  Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

                              Date: August 16, 1999

                               INDEX TO EXHIBITS




Exhibit
Number                        Description
-------                       -----------

27.1                Financial Data Schedule