Form 10-Q
period 1999-09-30
CELL GENESYS INC
filed 1999-11-15
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-19986

CELL GENESYS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	94-3061375
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

342 Lakeside Drive, Foster City, California   94404
(Address of Principal Executive Offices including Zip Code)

(650) 425-4400
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of October 29, 1999, the number of outstanding shares of the Registrant's Common Stock was 32,398,501.

CELL GENESYS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets -- September 30, 1999 and December 31, 1998

  Condensed Consolidated Statements of Operations -- Three and Nine Months ended September 30, 1999 and 1998

  Condensed Consolidated Statements of Cash Flows -- Nine Months ended September 30, 1999 and 1998

  Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Risk Factors

Year 2000 Compliance

Item 3. Quantitative and Qualitative Disclosure about Market Risks

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Cell Genesys, Inc.

Condensed Consolidated Balance Sheets
(In thousands)

                                                     September 30, December 31,
                                                        1999          1998
                                                     ------------  -----------
                                                     (unaudited)
Assets
Current assets:
   Cash and cash equivalents.........................    $14,334      $14,086
   Short-term investments............................     45,709       38,788
   Prepaid expenses and other current assets.........      1,132        1,121
                                                     ------------  -----------
Total current assets.................................     61,175       53,995
Property and equipment, net..........................      4,576        6,079
Investment in Abgenix................................     12,656        5,080
Deposits and other assets............................        500          645
                                                     ------------  -----------
                                                         $78,907      $65,799
                                                     ============  ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and other accrued liabilities....     $3,650       $4,763
   Deferred revenue..................................      4,170          703
   Accrued acquisition related costs.................      1,127          932
   Current portion of property and equipment
     financing.......................................      2,875        3,566
                                                     ------------  -----------
Total current liabilities............................     11,822        9,964

Noncurrent portion of property and equipment
   financing.........................................      3,441        4,860
Redeemable convertible preferred stock...............      7,287       12,083

Stockholders' equity:
   Common stock......................................         32           31
   Additional paid-in capital........................    246,779      230,557
   Accumulated other comprehensive income............       (396)         113
   Accumulated deficit...............................   (190,058)    (191,809)
                                                     ------------  -----------
Total stockholders' equity...........................     56,357       38,892
                                                     ------------  -----------
                                                         $78,907      $65,799
                                                     ============  ===========

See accompanying notes.

Cell Genesys, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                        ------------------- --------------------
                                          1999      1998      1999      1998
                                        --------- --------- --------- ----------
Revenue under collaborative agreements.  $10,233    $4,186   $23,530    $11,684
                                        --------- --------- --------- ----------

Operating expenses:
  Research and development.............    5,918     8,032    17,732     31,378
  General and administrative ..........    1,072     1,683     3,421      6,897
                                        --------- --------- --------- ----------
Total operating expenses...............    6,990     9,715    21,153     38,275

Equity in loss of Abgenix..............     (278)   (1,322)   (2,260)    (1,322)
Interest and other  income.............      655       844     2,380      3,099
Interest expense.......................     (177)     (477)     (746)    (1,875)
                                        --------- --------- --------- ----------
Income (loss) before minority interest
     in Abgenix........................    3,443    (6,484)    1,751    (26,689)

Minority interest in loss of Abgenix ..      --        --        --       4,192
Net income ( loss) attributed to ...... --------- --------- --------- ----------
     common stock......................   $3,443   ($6,484)   $1,751   ($22,497)
                                        ========= ========= ========= ==========
Net income ( loss) per common share
     - basic ..........................    $0.11    ($0.23)    $0.06     ($0.79)
                                        ========= ========= ========= ==========
Weighted average common share
   outstanding ........................   32,086    28,437    31,435     28,328
                                        ========= ========= ========= ==========
Net income(loss) per common share
     - diluted ........................    $0.10    ($0.23)    $0.05     ($0.79)
                                        ========= ========= ========= ==========
Adjusted weighted average share
   outstanding ........................   34,157    28,437    34,013     28,328
                                        ========= ========= ========= ==========

See accompanying notes.

Cell Genesys, Inc.

Condensed Cosolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net profit (loss)....................................     $1,751    ($22,497)
   Adjustments to reconcile net profit (loss) to net
     cash used by operating activities:
     Depreciation and amortization......................      2,328       3,829
     Amortization of deferred compensation of Abgenix...         --          --
     Minority interest in net loss of Abgenix...........         --      (4,192)
     Equity in losses of Xenotech joint venture.........         --         118
     Equity in losses of Abgenix........................      2,260       1,322
   Changes to:
     Prepaid expenses and other assets..................          9      (1,166)
     Accounts payable and other accrued liabilities.....       (237)     (7,757)
     Deferred revenue from related parties..............      3,467          --
     Accrued acquisition related costs..................       (682)       (809)
                                                          ----------  ----------
          Net cash provided by (used in) operating
                 activities.............................      8,896     (31,152)
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments..................    (43,647)    (29,257)
   Maturities of short-term investments.................         --      14,831
   Sales of short-term investments......................     36,218      50,295
   Contributions to Xenotech joint venture .............         --          (8)
   Capital expenditures.................................        (65)       (151)
   Cash effect of applying equity method of accounting
      to the investment in Abgenix......................         --        (642)
                                                          ----------  ----------
          Net cash provided by (used in) investing
                 activities.............................     (7,494)     35,068
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from minority interest in Abgenix...........         --       3,944
   Proceeds from issuance of common stock...............      1,591       1,100
   Proceeds from property and equipment financing.......         --          --
   Payments of convertible note payable.................         --     (15,000)
   Payments under property and equipment
     financing obligations..............................     (2,745)     (3,222)
                                                          ----------  ----------
         Net cash used in financing activities..........     (1,154)    (13,178)
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents....        248      (9,262)
Cash and cash equivalents at beginning of period........     14,086      10,631
                                                          ----------  ----------
Cash and cash equivalents at end of period..............    $14,334      $1,369
                                                          ==========  ==========
NON-CASH INVESTING IN FINANCING ACTIVITIES
   Furniture and equipment acquired under financing.....       $531        $950
   Capital contribution resulting in an increase of
     carrying value of Abgenix.........................      $9,836          --

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

Comprehensive income (loss)

Cell Genesys recognized total comprehensive income of $3.4 million and $1.2 million for the three and nine months ended September 30, 1999. Total comprehensive losses for the same period in 1998 were $6.3 million and $22.3 million.

2. Investment in Abgenix and Minority Interest

Since 1996, the Company has maintained an investment in Abgenix, Inc. ("Abgenix"). In December 1997 and January 1998, Abgenix completed private placements of securities reducing Cell Genesys' percentage ownership from approximately 100% to approximately 54%.

On July 2, 1998, Abgenix completed an initial public offering ("IPO"), reducing Cell Genesys' percentage ownership to approximately 40%. Prior to the IPO, Abgenix was a consolidated subsidiary and its financial results were presented accordingly. From July 2, 1998 forward, the Company's investment in Abgenix is accounted for under the equity method of accounting as a result of the reduced ownership position. On March 4, 1999, Abgenix completed the sale of an additional 3,000,000 shares of common stock in a public offering resulting in approximately $45 million in gross proceeds, which further reduced the Company's ownership percentage in Abgenix to approximately 22 percent. The difference between the cost of the investment (the carrying value of the net assets less the equity in loss of Abgenix immediately prior to the public offering) and the amount of the underlying equity in net assets of Abgenix immediately following each of the public offerings was accounted for in accordance with APB Opinion No. 18 "The Equity Method of Accounting for Investment in Common Stock" and Staff Accounting Bulletin No. 51. Accordingly, the Company recognized $9.8 million as a contribution to Stockholders' Equity upon completion of the Abgenix March 1999 public offering. public offering.

The carrying amount of the Company's investment in Abgenix at September 30, 1999 was $12.7 million. Summarized information for Abgenix is as follows (in thousands):

                                 Three Months          Nine Months
                                    Ended                 Ended
                               September 30, 1999   September 30, 1999
                                ----------------      ----------------
  Revenue....................           $3,670           $5,390
  Operating loss.............           (1,939)         (11,851)
  Net loss...................           (1,279)         (10,244)

3. Subsequent Event

On October 22, 1999, Cell Genesys filed a Form 8-K with the Securities and Exchange Commission stating that the Company and Genzyme Corporation have entered into a definitive agreement under which Genzyme Corporation will acquire Cell Genesys for approximately $350 million in a tax-free stock-for-stock exchange. The transaction is expected to close in the first quarter of 2000, pending regulatory and Cell Genesys stockholder approval. For further information, refer to the Form 8-K described in Part II, Item 6 below.

4. Collaboration with Hoechst Marion Roussel

On September 15, 1999, the Company reacquired product rights to its AIDS gene therapy program following the termination of a collaboration agreement with Hoechst Marion Roussel, Inc. Since October 1995 the agreement has provided funding of approximately $43.6 million for the Company's AIDS gene therapy program including the Phase II human clinical trials conducted to date. In addition, the Company received a payment of $8 million from Hoechst Marion Roussel as final wind-down payment following the termination of the collaborative agreement.

CELL GENESYS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about the Company's clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technology, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward- looking statements. The following should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company's Quarterly Reports on Form 10-Q, the Company's current report on Form 8-K filed on October 22, 1999 and the Company's Registration Statement on Form S-3.

Overview

Since its inception in April 1988, the Company has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize in vivo and/or ex vivo gene therapies to treat major, life-threatening diseases, including cancer, cardiovascular disease and AIDS. Cell Genesys' clinical programs include GVAX® cancer vaccines in Phase I/II studies to treat specific types of cancer, and T cell gene therapy for AIDS, which is undergoing Phase II testing. GVAX® vaccines for prostate cancer and for lung cancer are being developed through a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT"). In addition, Cell Genesys has preclinical programs which are evaluating potential gene therapies for cancer, cardiovascular disorders, hemophilia and Parkinson's disease. The Company also has assets outside of its core business which can be used to help maintain financial strength while product candidates are under development. These assets include Cell Genesys' minority ownership of Abgenix, Inc. (NASDAQ:ABGX), which is focused on the development and commercialization of antibody therapies, and a licensing program in gene activation technology. commercialization of antibody therapies, and a licensing program in gene activation technology.

Cell Genesys believes that gene therapies are likely to be developed on a continuum, progressing from ex vivo (modification of cells outside the patient's body for injection as therapy) to in vivo (modification of cells within the patient's body to provide therapy). The Company's goal is to emphasize "off-the-shelf" products that enable gene therapy to be provided in out-patient settings. These potentially include both non- patient-specific therapies, which could be vialed pharmaceuticals for direct administration, and patient-specific gene therapy products, which could be packaged as "kits" for overnight cell processing at clinical laboratories.

During 1999, the Company has reported encouraging data from its Phase I/II human trials evaluating the GVAX® vaccine for prostate cancer. Data from the recently completed Phase I/II trial of GVAX® prostate cancer vaccine demonstrate evidence of clinical safety and preliminary evidence of antitumor effects as measured by levels of prostate specific antigen (PSA). Based on positive results from this trial, the Company has recently initiated two multi-center trials of GVAX® vaccine in prostate cancer. Both trials will enroll approximately 40 patients. Phase I/II clinical trials for GVAX® vaccine in lung cancer are continuing, and the patients are now being evaluated. The Company is planning to initiate an expanded multi-center trial for GVAX® lung cancer treatment later in 1999. As for the AIDS gene therapy, the Company reported encouraging results from a recently completed randomized, controlled Phase II trial of T cell gene therapy for AIDS. The trial included 40 patients with HIV infection who had no detectable HIV in their bloodstream while receiving optimal antiretroviral drug therapy. Twenty patients received infusions of their own T cells which were genetically modified with an HIV-specific receptor to recognize and destroy HIV-infected cells, and a control group of 20 patients received infusions of their own unmodified T cells. The T cell therapy was administered in combination with stable antiretroviral drug therapy, and patients were monitored for potential reductions in HIV-infected cells in the blood and tissues and for HIV relapse in the blood for six months following treatment.

On September 15, 1999, the Company reacquired product rights to its AIDS gene therapy program following the termination of a collaboration agreement with Hoechst Marion Roussel, Inc. Since October 1995 the agreement has provided funding of approximately $43.6 million for the Company's AIDS gene therapy program including the Phase II human clinical trials conducted to date. In addition, the Company received a payment of $8 million from Hoechst Marion Roussel as final wind-down payment following the termination of the collaborative agreement.

A separate agreement between Cell Genesys and Hoechst Marion Roussel for the Company's gene activation technology for specific therapeutic proteins is continuing. In 1997, the Company signed a license agreement with Hoechst Marion Roussel providing access to the Company's gene activation intellectual property for erythropoietin (EPO) and a second undisclosed protein. In exchange, the Company may receive up to $26 million in milestone payments and fees in addition to royalties on potential future sales of these two gene-activated products. To date, the Company has received over $13 million from this license agreement.

In 1999, the Company's preclinical research has focused on studies of gene therapy in animal models for hemophilia and Parkinson's disease, and on gene therapy strategies to overcome restenosis, a serious complication of angioplasty for cardiovascular disease. For example, in hemophilia studies, a single injection of gene therapy resulted in improved blood clotting and reduced number of bleeding episodes in a dog hemophilia model. Similarly, in studies for Parkinson's disease, a single injection of gene therapy essentially eliminated the need for daily L-dopa injections in mice with a Parkinson's-like condition. Cardiovascular gene therapy studies demonstrated the inhibition of smooth muscle proliferation in rabbit models of restenosis. During 1999 the Company expanded its collaboration with Mitotix, Inc. for p16/p27 genes to include applications in cancer gene therapy in addition to cardiovascular gene therapy. In addition, during 1999 the Company has entered into research agreements with Entremed and Rigel Pharmaceuticals, Inc. Under these agreements the Company's proprietary gene delivery systems will be evaluated in preclinical studies in the cancer area. The Company has also recently initiated a research agreement with Pharmacia & Upjohn in the field of animal health.

Cell Genesys ended the third quarter of 1999 with approximately $60 million in cash and short-term investments. The Company has maintained its financial position by relying on funding from various corporate collaborations and licensing agreements, as well as through expense management. The Company plans to continue to finance its operations, when possible, through corporate collaborations with established pharmaceutical and biotechnology companies. This funding strategy should allow the Company to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources for research, development, manufacturing capabilities, and marketing infrastructure, which will aid in the commercialization of potential disease therapies.

Results of Operations

As a result of Abgenix's IPO on July 2, 1998, the Company's ownership percentage was reduced to less than 50% and Abgenix has been accounted for under the equity method of accounting subsequent to that date. Abgenix was fully consolidated in the Company's financial statements in the first half of 1998. In order to provide more meaningful analysis of the Company's results of operations in comparison with the same period in 1998, the following table sets forth the Company's operations (referred to as the "Gene Therapy Operations") excluding the results of Abgenix for such periods. Except as otherwise noted, the discussion which follows relates to this table.

                                                Gene Therapy Operations

                                           Three Months         Nine Months
                                        ended September 30  ended September 30,
                                      ------------------- --------------------
                                          1999      1998      1999       1998
                                      --------- --------- --------- ----------
Revenue............................... $10,233    $4,186   $23,530    $10,068
Research and development expenses.....   5,918     8,032    17,732     22,651
General and administration expenses...   1,072     1,683     3,421      4,730
Interest and other income.............     655       844     2,380      2,767
Interest expense......................    (177)     (477)     (746)    (1,565)
Net income (loss).....................  $3,721   ($5,162)   $4,011   ($16,111)

Revenue increased to $10.2 million and $23.5 million for the three and nine months ended September 30, 1999 from $4.2 million and $10.1 million for the same periods in 1998. In 1995, the Company entered into a collaboration agreement with Hoechst Marion Roussel, Inc. for Cell Genesys' AIDS gene therapy program. The increase in revenue resulted from the wind-down payment of approximately $8.0 million from Hoechst Marion Roussel following the termination of the collaborative agreement on AIDS studies. Also, the increase reflects research and development revenues from the Company's collaboration agreement signed in December 1998 with the pharmaceutical division of Japan Tobacco Inc. for selected targets in the Company's GVAX® cancer vaccine program. Cell Genesys recognized research and development revenues of $2.1 million and $6.6 million for the three and nine months ended September 30, 1999. In addition, a $4.5 million milestone was earned following the completion of Phase I/II clinical trial of GVAX® prostate cancer vaccine.

Research and development expenses were $5.9 million and $17.7 million for the three and nine months ended September 30, 1999 compared with $8.0 million and $22.7 million for the three and nine months ended September 30, 1998. The decrease in research and development costs is primarily a result of a corporate restructuring plan implemented in the fourth quarter of 1998. The restructuring and cost reductions were implemented to allow the Company to increasingly focus its resources on its cancer and cardiovascular gene therapy programs. The Company expects that research and development expenses will increase to support additional product development activities, particularly relating to the execution of multi-center clinical trials. The rate of increase depends on a number of factors including progress in research and development and especially in clinical trials.

General and administrative expenses were $1.1 million and $3.4 million for the three and nine months ended September 30, 1999 compared with $1.7 million and $4.7 million for the three and nine months ended September 30, 1998. The decrease also reflects the corporate restructuring plan implemented in late 1998. The Company continues its efforts to control administrative expenditures through an aggressive program of expense management.

Interest income decreased to $655,000 and $2.4 million at $844,000 and $841,000 for the three and nine months ended September 30, 1999 from $844,000 and $2.8 million for the three and nine months ended September 30, 1998. The decrease reflects lower average cash balances during 1999, and lower interest rates compared to 1998. Interest expense decreased to $177,000 and $746,000 for the three and nine months ended September 30, 1999 from $477,000 and $1.6 million for the three and nine months ended September 30, 1998. Interest expense was higher in the 1998 periods due to interest owed on a note payable to GenPharm International, Inc. which was fully repaid in September 1998. 1998.

Gene Therapy Operations had net income of $3.7 million and $4.0 million for the three and nine months ended September 30, 1999, compared to net losses of $5.2 million and $16.1 million in the same periods of 1998. The increase was due to the wind-down payment of approximately $8.0 million from Hoechst Marion Roussel following the termination of the collaborative agreement on AIDS studies and increases in in revenues under the GVAX® collaboration agreement with Japan Tobacco. Also, total expense (excluding interest) reductions for the nine months amounted to $6.2 million compared to the same period in 1998 resulting from the corporate restructuring plan implemented in September 1998. Net losses, excluding non-recurring chargesfrom operations are likely to be incurred in the future as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and later stage human testing of its potential products.

Net Income (Loss) Per Share

Basic net income per share is computed using the weighted average number of outstanding shares of common stock and diluted net income per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents. Basic and diluted net loss per shares are computed using the weighted average number of outstanding shares of common stock.

Liquidity and Capital Resources

Cell Genesys has financed its operations to date primarily through the sale of equity securities, funding from collaborative arrangements and equipment financing. From inception through October 31, 1999, the Company received $172.8 million in net proceeds from equity financings, $138.7 million under collaborative agreements and utilized $27.9 million of property and equipment financings.

At September 30, 1999, Cell Genesys' cash, cash equivalents and short- term investments totaled $60.0 million, compared to $52.9 million at December 31, 1998. The increase was due to approximately $8.0 million wind-down payment from Hoechst Marion Roussel following the termination of the collaborative agreement on AIDS study.

At September 30, 1999, the Company held approximately $3.3 million shares of Abgenix common stock, which had a market value of approximately $130 million. These securities have restrictions which limit their liquidity, but the Company may from time to time consider the sale of these securities to invest in the Company's programs.

Cell Genesys anticipates that consolidated net cash usage will not exceed 3 million for the remainder of 1999. The Company expects its cash requirements to increase significantly in the future. The Company's capital requirements will depend on numerous factors, including: the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction and maintenance of collaborative partners; the acquisition of new products or technologies; the potential cost associated with the redemption of outstanding shares of Series B preferred stock; and the cost of litigation, patent interference proceedings or other legal proceedings or their resolution.

Cell Genesys believes that its available cash, cash equivalents and short-term investments at September 30, 1999, together with payments to be received under the Company's existing collaborative arrangements, license agreements and financing facilities will be sufficient to meet the Company's operating expenses and capital requirements at least through 2000. Thereafter, the Company may require substantial additional funds. Due to these requirements, the Company regularly considers financing alternatives, including sale of equity securities held in Abgenix and the private or public sale of equity by Cell Genesys. Any sale of Cell Genesys' equity securities may be dilutive to existing stockholders. existing stockholders.

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

Our future capital requirements will depend on, and could increase as a result of, many factors such as:

  continued scientific progress of research and development programs magnitude of such programs expenses
  progress of preclinical and clinical testing
  time and costs involved in obtaining regulatory approvals
  costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims competing technological and market developments
  changes in collaborative relationships with Japan Tobacco and others terms of any additional collaborative arrangements into which we may enter our ability to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements cost of establishing manufacturing facilities
  cost of commercialization activities
  demand for our products, if and when approved
  potential redemption obligations in connection with conversion of the Series B convertible preferred stock

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

We have incurred annual net losses since our inception. At September 30, 1999, our accumulated deficit was approximately $190.1 million. For the nine months ended September 30, 1999, we incurred profit of $1.8 million. However, these profits were anomalous and we expect to resume incurring operating losses in the future. Under the equity method of accounting, we recorded losses in equity of Abgenix of $2.3 million for the nine months ended September 30, 1999, and we expect to continue to recognize losses from Abgenix in the future. We expect to incur substantial operating losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials, manufacturing and to a lesser extent, from general and administrative expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

Our gene therapy programs depend on new and unproven technologies.

Gene therapy is a new technology. Existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to our specific gene therapy approaches are also limited. Our GVAX® cancer vaccine and T cell gene therapy for AIDS are currently being tested in Phase I/II and Phase II human clinical trials, respectively, to determine their safety and efficacy. None of our other products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible side effects of gene therapy may be serious and potentially life-threatening. Unacceptable side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercialization. Although we are testing proposed products or therapies in human clinical trials, we cannot guarantee that we will be permitted to undertake human clinical trials for any of our other products. Also, the results of this testing might not demonstrate the safety or efficacy of these products. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Finally, even if our products proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be produced in commercial quantities at reasonable cost or that such a product will be successfully marketed.

We rely heavily on the development and protection of our intellectual property portfolio.

The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has more than 200 (have not disclosed "215") issued or granted patents and more than 330 pending applications. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions.

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

We require our employees and consultants to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with us. These agreements provide that all confidential information developed by or made known to an individual during the course of the employment or consulting relationship generally must be kept confidential. In the case of employees, the agreements provide that all inventions conceived by the employee while employed by us, relating to our business are our exclusive property. These agreements may not provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

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

We expect that competition among products approved for sale will be based, among other things, on:

  product efficacy

  price

  safety

  reliability

  availability

  patent protection

  sales, marketing and distribution capabilities

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

  changes in our financial results

  announcements of technological innovations or new therapeutic products by us or our competitors announcements of changes in governmental regulation affecting us or our competitors announcements of regulatory approvals or disapprovals of our or our competitors' products developments in patent or other proprietary rights affecting us or our competitors public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies general market conditions

  severe fluctuations in price and volume in the stock market in general which are unrelated to our operating performance issuance of common stock upon conversion of the Series B preferred stock or exercise of outstanding warrants future sales of such common stock or other shares of common stock by existing stockholders the perception that such issuances or sales could occur

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

In addition to laws and regulations enforced by the FDA, we are also subject to regulation under:

  Occupational Safety and Health Act

  Environmental Protection Act

  Toxic Substances Control Act

  Resource Conservation and Recovery Act

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

We have no experience in sales, marketing or distribution of biopharmaceutical products. We expect to rely on sales and marketing expertise of potential corporate partners for our initial products. The decision to market future products directly or through corporate partners will be based on a number of factors, including:

  market size and concentration

  size and expertise of the partner's sales force in a particular market our overall strategic objectives

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

In both domestic and foreign markets, sales of our potential products will depend in part upon coverage and reimbursement from third-party payers, including:

  government agencies

  private health care insurers and other health care payers such as health maintenance organizations self-insured employee plans

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

We have clinical trial agreements with a number of public and private medical institutions relating to the conduct of human clinical trials for our GVAX® cancer vaccine program and T cell gene therapy for AIDS:

  University of California, San Francisco

  Dana Farber Partners Cancer Care

  The Johns Hopkins Medical Institutions

  US Oncology, Inc.

  University of Tokyo, IMSUT

  Providence Portland Medical Center

  Affiliated Research Centers

The early termination of any of these clinical trial agreements would hinder the progress of our clinical trials including trials of GVAX® cancer vaccine for prostate cancer and lung cancer. If any of these relationships are terminated, the clinical trials might not be completed and the results might not be evaluated.

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

During the past year, the majority of the outstanding Series B preferred shares were converted into common shares. Of the total original issue of $20 million face value of Series B preferred shares, approximately $7.3 million remain outstanding as of October 29, 1999.

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

The following summarizes the progress the Company has made to date on each phase of its Year 2000 project plan:

Phase                    Timeframe for Completion   Percent Complete
--------------------------------------------------------------------
Initial identification
  and assessment.........        Q2-1999                   100%
Remediation..............        Q4-1999                    95%
Testing..................        Q4-1999                    70%
Contingency planning.....        Q4-1999                    80%

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

Interest Rate Sensitivity
                                  Principal Amount by Expected Maturity
Average Interest Rate                                                                              Fair Value
                                                                                There-            September 30,
(IN THOUSANDS)                      1999      2000      2001    2002     2003    After    Total       1999
------------------------------------------- --------- -------- ------- -------- ------- --------- ------------
Total Investments Securities......  $8,489   $46,101        --       --      --       -- $54,590      $54,198
   Average Interest Rate..........    4.29%     5.90%       --       --      --       --    5.80%

Long-term Debt, including
  Current Portion.................    $937    $3,059   $1,905    $666     $576     $30    $7,173       $7,173
   Average Interest Rate..........   11.31%    11.13%   10.58%  10.61%    9.85%   9.85%    10.56%

PART II - Other Information

Part II. OTHER INFORMATION

Item 1. Litigation

     none

Item 2. Changes in Securities and Use of Proceeds

     none

Item 3. Defaults Upon Senior Securities

     none

Item 4. Submission of Matters to a Vote of Security Holders

     none

Item 5: Other Information

     none

Item 6. Exhibits and Reports On Form 8-K

a) Exhibits

27.1 Financial Data Schedule

b) Reports on Form 8-K

Current Report on Form 8-K filed on October 22, 1999

CELL GENESYS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on November ??, 1999:

CELL GENESYS, INC.

(Registrant)

By:	/s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 15, 1999

INDEX TO EXHIBITS

Exhibit Number	Description
27.1	Financial Data Schedule