Form 10-Q/A
period 1999-09-30
CELL GENESYS INC
filed 1999-11-16
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has more than 200 issued or granted patents and more than 330 pending applications. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions.

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

Matthew J. Pfeffer
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 16, 1999

INDEX TO EXHIBITS

Exhibit Number	Description
27.1	Financial Data Schedule