Form 10-K405
period 1999-12-31
CELL GENESYS INC
filed 2000-03-30
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2000, the approximate market value of voting stock held by nonaffiliates of the Registrant was $978,080,218. 4,103,910 shares of Common Stock held by each officer, director and holder of 5 % or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2000, the number of outstanding shares of the Registrant's Common Stock was 33,509,669

DOCUMENTS INCORPORATED BY REFERENCE

The information called by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the company which will be filed no later than 120 days after December 31, 1999.

CELL GENESYS, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Item 6. Selected Consolidated Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Outlook

Results of Operations

Liquidity and Capital Resources

Risk Factors

Year 2000 Compliance

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

Item 8. Consolidated Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Power of Attorney

PART I

ITEM 1. BUSINESS

OVERVIEW

     Statements made in this document other than statements of historical fact, including statements about the Company's and its subsidiary's progress and results of preclinical studies, clinical trials, marketability of potential products and nature of product pipelines, corporate partnerships, licenses and intellectual property, including that pertaining to the Company's technologies and the Company's patent portfolio, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, results achieved in future preclinical studies and clinical trials, the regulatory approval process, competitive technologies and products, the scope and validity of patents, proprietary technology and corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward-looking statements.

     Since its inception in April 1988, Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize in vivo and/or ex vivo gene therapies to treat cancer and other major, life-threatening diseases including hemophilia. Cell Genesys' clinical programs include GVAX® cancer vaccines in Phase II studies for prostate cancer and Phase I/II studies for lung cancer. GVAX® vaccines for prostate cancer and for lung cancer are being developed through a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT"). In addition, Cell Genesys has preclinical programs which are evaluating potential gene therapies for hemophilia, cancer, cardiovascular disorders and Parkinson's disease. The Company also has assets outside of its core business which can be used to help maintain financial strength while product candidates are under development. These assets include Cell Genesys' equity ownership of Abgenix, Inc. ("Abgenix", Nasdaq-AMEX: ABGX), which is focused on the development and commercialization of antibody therapies and a licensing program in gene activation technology.

     During 1999, Cell Genesys continued to build its gene therapy business through progress in both clinical and preclinical programs, by further validating its technology through multiple scientific papers and patent issuances, and by establishing several licensing agreements for its gene therapy technologies. During 1999, Cell Genesys' financial position significantly increased as a result of the appreciation in value of the Company's holdings in Abgenix which had a market value of more than $430 million at the end of 1999. Cell Genesys' financial resources are enabling the Company to aggressively pursue its clinical programs while also targeting certain of its preclinical programs, including hemophilia, for clinical studies.

     Cell Genesys believes that gene therapies are likely to be developed on a continuum, progressing from ex vivo (modification of cells outside the patient's body for injection as therapy) to in vivo (modification of cells within the patient's body to provide therapy). The Company's goal is to emphasize "off-the-shelf" products that enable gene therapy to be provided in out-patient settings. These potentially include both non-patient-specific therapies, which could be vialed pharmaceuticals for direct administration, and patient- specific gene therapy products, which could be packaged as "kits" for overnight cell processing at clinical laboratories.

     Ex vivo gene therapies currently are being evaluated by Cell Genesys in human clinical studies. These include studies of GVAX® therapeutic vaccines for prostate cancer and lung cancer which are designed to impart new disease-fighting capabilities to the patient's immune system, in order to enhance an immune response against diseased cells. During 1999, Phase I/II human trials evaluating the GVAX® vaccine for prostate cancer demonstrated antitumor effects as measured by levels of prostate specific antigen (PSA), a cancer "marker," and by specific antibody formation. As a result, the Company initiated two additional multicenter Phase II GVAX® clinical trials for prostate cancer. In late 1999, the Company's Phase I/II lung cancer trial was completed, and clinical data from this trial also revealed preliminary evidence of antitumor activity. Based on encouraging preliminary data from this trial, a multicenter Phase I/II GVAX® lung cancer vaccine trial was initiated in February 2000.

     In vivo gene therapies are at the preclinical stage of development at Cell Genesys. Treatment strategies may target cells that typically cannot be removed from the body for external processing and therefore are modified within the body. With in vivo gene therapy, the treatment goals include stimulating targeted cells to produce a protein or other substance needed to normalize key biological processes, or otherwise inhibiting specific disease processes. In 1999, the Company continued preclinical studies in a number of therapeutic areas and further developed its gene therapy technologies. The Company's preclinical research focuses on studies of gene therapy in animal models for hemophilia, cancer, restenosis and Parkinson's disease. In hemophilia studies, for example, a single injection of gene therapy resulted in improved blood clotting and a 90 percent reduction in bleeding episodes in a dog hemophilia model. As a result of these and other data, as well as the Company's increased financial resources, studies are under way targeting the initiation of clinical trials of hemophilia gene therapy. Parkinson's disease, a single injection of gene therapy essentially eliminated the need for daily L-dopa injections in mice with a Parkinson's-like condition. Cardiovascular gene therapy studies demonstrated the successful delivery of genes to blood vessel lining cells.

     Cell Genesys ended 1999 with approximately $50 million in cash and short-term investments. The Company has maintained its financial position by relying on funding from various corporate collaborations and licensing agreements, as well as through strategic management of its resources. Revenues for 1999 were derived primarily from the above-mentioned GVAX® collaboration, payments received in connection with the Company's gene activation technology licensing program, and payments associated with the discontinuance of a collaboration agreement for the Company's AIDS gene therapy program. In the first quarter of 2000, Cell Genesys received net proceeds of approximately $194 million for the sale of 966,000 shares of Abgenix common stock. The transaction was related to a secondary Abgenix offering in which a total of 3,450,000 Abgenix shares were sold with 966,000 of the shares being sold by Cell Genesys. After the transaction, Cell Genesys retains 2,426,034 shares, or approximately 12 percent of Abgenix common stock. The Company expects to use its financial resources to more aggressively drive its core programs and to potentially acquire a late-stage product candidate most likely in the cancer area.

     The Company's plan is to continue to finance its operations when possible through corporate collaborations with established pharmaceutical and biotechnology companies in order to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources, research, development and manufacturing capabilities, and marketing infrastructure to aid in the commercialization of potential disease therapies. Cell Genesys also evaluates, on an ongoing basis, opportunities to in-license or acquire products and/or technologies that complement its portfolio. There can be no assurance that Cell Genesys will be able to enter into additional collaborative relationships or obtain new products and/or technologies on acceptable terms, if at all, or that if such actions occur, they will be successful. Failure to enter new corporate relationships or expand Cell Genesys' product and technological base may limit Cell Genesys' success unless alternative financing strategies are available.

     In October 1999, Cell Genesys agreed to merge with Genzyme General ("Genzyme") in a stock-for-stock transaction in which Cell Genesys was valued at approximately $350 million. However, between October and December, Abgenix's stock price dramatically increased, resulting in a $240 million increase in the value of Cell Genesys' ownership of Abgenix. Consequently, Cell Genesys' board of directors no longer felt that the merger was in the best interest of the company or its shareholders and withdrew its recommendation to merge with Genzyme, following which, Genzyme terminated the merger agreement. The termination resulted in a $15 million termination fee which Cell Genesys paid to Genzyme in December 1999. As has always been the case, the Cell Genesys board of directors will evaluate future prospective merger and acquisition opportunities, if any, on a case by case basis.

BACKGROUND

     For many years the pharmaceutical industry has focused on developing chemical compounds as pharmaceutical drugs and disease therapies. These traditional pharmaceutical products are most often synthesized in the laboratory or derived from substances found in nature, and they include antibiotics, antineoplastics, analgesics and a variety of other compounds. The therapeutic value of such agents generally depends on their ability to stimulate or inhibit physiological processes related to disease, to interfere directly with infection or cancer, or to correct various chemical imbalances. In certain cases, traditional pharmaceutical products may not be able to achieve these objectives, due to a variety of reasons including unwanted side effects, delivery of insufficient amounts of drug to the disease site, or treatment of symptoms rather than the underlying cause of illness. Although the biotechnology industry has made significant advances with respect to the development of therapeutic products based on proteins or monoclonal antibodies, such products are not always successful in treating certain complex diseases. Examples include types of cancer, AIDS, cardiovascular diseases, neurologic conditions and a variety of genetic diseases and disorders. Cell Genesys believes that an important approach to the treatment of these and other diseases could involve the genetic modification of cells, ex vivo or in vivo, to potentially provide new, enhanced or expanded functions in the form of "gene therapy."

GENE THERAPY

     A critical component of gene therapy is genes, or segments of DNA, which typically are contained in the nucleus of cells. Genes provide the chemical instructions that direct cells to produce proteins. The production process is known as gene "expression," and the resulting proteins determine the nature and function of cells and tissues in all living organisms.

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

     Another key component of gene therapy is the methodology used to introduce therapeutic genes into cells. Whether ex vivo or in vivo, the insertion of genes into cells is typically accomplished using reagents known as vectors. The role of vectors is to deliver the gene to the target cell, in order to allow the production of a specific protein. Depending upon the type of gene and its delivery site in the cell, the expressed protein may remain within the cell for intracellular effect, travel to the cell membrane to exert a cell- surface effect, or be secreted into the bloodstream to provide a systemic effect.

     Different types of vectors are needed for multiple gene therapy products, and the appropriateness of a specific vector is based on the disease indication, safety considerations, production efficiencies, disease site and other factors. Certain viruses, because of their natural ability to insert genes into cells, have proven to be particularly efficient vectors and can be genetically modified to substantially eliminate inherent disease-causing properties. Engineered viruses may potentially have selective capabilities for targeting the delivery of genes into specific cell types and specific regions within the cells. Cell Genesys is focusing its gene delivery efforts on the development and use of viral vector systems, including adeno-associated viral (AAV), lentiviral, adenoviral and retroviral vectors.

PRODUCT DEVELOPMENT

     Cell Genesys' strategic objective is to develop and commercialize ex vivo and in vivo gene therapies to treat major, life-threatening diseases and disorders. Toward this end, Cell Genesys is genetically modifying selected cell types to impart disease-fighting capabilities that are not possible with conventional therapeutic agents.

Clinical Programs

     Overview Of GVAX® Cancer Vaccine Program. GVAX® cancer vaccine is a treatment vaccine, not a preventative vaccine, designed to stimulate the patient's overall immune system to effectively fight cancer. This program was obtained by Cell Genesys as part of its acquisition of Somatix Therapy Corporation in 1997. The GVAX® cancer vaccine is comprised of tumor cells which are genetically modified to secrete an immune-stimulating protein, granulocyte-macrophage colony stimulating factor (GM-CSF), and then are lethally irradiated for safety. Administration of the resulting product involves injecting the genetically modified, irradiated cells into the patient. The goal is to stimulate an anti-tumor immune response that targets and destroys tumor cells which persist or recur following surgery, radiation therapy and other forms of cancer treatment. Cell Genesys is currently testing two configurations of its GVAX® cancer vaccine in human clinical studies, a non patient-specific format in prostate cancer and a patient-specific format in lung cancer. The Company expects to pursue the non patient-specific format in future trials for lung and other types of cancer.

     GVAX® Vaccine For Prostate Cancer. This product candidate is comprised of an "allogeneic" (non-patient specific) vaccine which employs prostate cancer cell lines that have been genetically modified with GM-CSF and irradiated for safety. The Company's plan is to develop and manufacture this potential product as an "off-the-shelf" pharmaceutical for use after surgery or radiation therapy for the primary cancer. Data from the initial Phase I/II trial of GVAX® prostate cancer vaccine, completed in 1999, demonstrate that the vaccine was safe and well tolerated and resulted in preliminary evidence of antitumor activity. The trial was conducted at Johns Hopkins Medical Institutions and enrolled men whose only evidence of recurrent prostate cancer was a rising prostate specific antigen (PSA) level. The treatment achieved disease stabilization and a decrease in the rate of rise of PSA levels in 15 of 21 (71 percent) patients. In addition, there was clear evidence of antitumor immunity as measured by the production of specific antibodies in their blood directed against the prostate cancer cells comprising the vaccine as well as biopsy evidence of an antitumor cellular immune response. Based on these findings, Cell Genesys initiated two multicenter clinical trials of GVAX® prostate cancer vaccine during 1999, both of which attained full enrollment by the first quarter of 2000. The first trial has enrolled approximately 35 early stage patients who have not yet received hormone therapy for prostate cancer. The second trial has enrolled approximately 55 patients who have failed standard hormone therapy. The Company expects to report data from these trials during the next year.

     GVAX® Vaccine For Lung Cancer. This product candidate is comprised of an "autologous" (patient-specific) vaccine which employs cancer cells obtained from individual patients. After surgical removal of a patient's tumor, the vaccine is prepared by genetically modifying the cells to secrete GM-CSF and irradiating them for safety. The production process allows overnight preparation of the vaccine at the hospital. The vaccine is injected into the patient with the intent of stimulating an immune response against the patient's own tumor cells. This form of GVAX® could potentially be commercialized by Cell Genesys as a gene therapy "kit" for use by hospitals to produce vaccines on a patient-by-patient basis. During 1999, Cell Genesys announced preliminary data from its initial Phase I/II clinical trial of GVAX® cancer vaccine for lung cancer--a cancer which has been largely unresponsive to other immunotherapies to date. Of 17 evaluable patients with advanced non-small cell lung cancer, the majority of whom had failed prior treatment with surgery, radiation and/or chemotherapy, three patients had evidence of disease stabilization over periods ranging from three months to ongoing at 18 months. In addition, one patient who had failed prior chemotherapy experienced a greater than 50 percent reduction in tumor size at two of three disease sites. In all cases, GVAX® therapy was shown to be safe and well tolerated in the outpatient setting. This initial trial of GVAX® lung cancer vaccine enrolled approximately 22 patients and was conducted at Dana-Farber Partners Cancer Care, Harvard Medical School (Boston, MA). Cell Genesys expects to report additional data from this trial during 2000 and initiated a new multicenter Phase I/II clinical trial for GVAX® lung cancer vaccine in February 2000. This trial is being conducted at five clinical sites and is expected to enroll up to approximately 40 patients which will include both early stage and advanced stage non-small cell lung cancer patients. The Company expects to report data from these trials during the next year.

     Cell Gensys' GVAX® cancer vaccines are novel therapies which must undergo rigorous human testing regulated by the Food and Drug Administration (FDA). There is no assurance that either configuration of GVAX® will be proven safe or efficacious, or if approved, that either configuration can be successfully commercialized. Although preliminary results reported to date from Cell Genesys' Phase II clinical testing of GVAX® vaccine for prostate cancer are encouraging, and the therapy appears to be both safe and well tolerated by patients, there can be no assurance that this therapy will be tolerated over an extended period of time or that the clinical efficacy of this therapy will be demonstrated. There also can be no assurance that Phase I/II studies of GVAX® vaccine for the treatment of lung cancer will demonstrate clinical efficacy. Any conclusion as to whether the Company's GVAX® cancer vaccines can potentially play a role in the treatment of prostate cancer or lung cancer will be based on both the results of ongoing clinical trials as well as future Phase II and Phase III studies.

     T Cell Gene Therapy For HIV Infection. Human immuno- deficientcy virus ("HIV") is the virus which infects the human immune system and causes AIDS. Cell Genesys' T cell gene therapy for HIV infection involves genetically modifying the patient's own immune T cells to impart the ability to recognize and destroy HIV-infected cells potentially eliminating reservoirs of virus that persist despite antiviral drugs. Specifically, killer T cells (CD8 cells) and helper T cells (CD4 cells) are collected from the patient's blood via a standard blood bank procedure (apheresis) and are genetically modified with the CD4-zeta gene, which encodes a novel cell surface receptor that targets a viral protein present on HIV-infected cells. The genetically modified T cells are then expanded in number and infused into the patient periodically in an outpatient clinical setting, with the goal of reducing the number of HIV-infected cells. During 1999, the Company reported the results of randomized, controlled Phase II trial of T cell gene therapy in approximately 40 patients with undetectable, plasma HIV on antiretroviral drug therapy which indicated a reduction in blood and tissue reservoirs of HIV infection. In September 1999, Hoechst Marion Roussel, the company's codevelopment partner for its HIV T cell gene therapy program, elected to terminate its collaboration with Cell Genesys for this program. The Company is currently seeking a new collaborator and does not have plans further for clinical trials of T cell gene therapy.

Preclinical Programs

     During 1999, Cell Genesys conducted preclinical studies in four in vivo gene therapy programs including hemophilia, cancer, cardiovascular disorders and Parkinson's disease. Positive results have been achieved in preclinical studies for each of these programs.

     Hemophilia Gene Therapy. Cell Genesys scientists and academic collaborators have evaluated gene therapy using an adeno-associated viral (AAV) vector to deliver the factor IX gene into the liver of both small and large animals with hemophilia. Factor IX is deficient in one type of hemophilia referred to as hemophilia B. Liver cells are the primary site for production of blood clotting proteins. With successful gene therapy, liver cells may be modified to provide a missing blood clotting protein. In the preclinical studies of hemophilia gene therapy, a single gene therapy injection led to stable production of the factor IX protein for the duration of study: 17 months in mice and currently out to 20 months in dogs. In the treated dogs, the time required to form blood clots was reduced, and there was a significant reduction in bleeding episodes in the large animals. No immune response against the gene therapy was observed. The Company's increased financial resources have prompted the decision to pursue hemophilia gene therapy including hemophilia A, the more common type of hemophilia, which is caused by the deficiency of a blood clotting factor called factor VIII. The company has the option to utilize either its proprietary lentiviral vector system, which has the capacity to carry the entire factor VIII gene, or its proprietary AAV vector system, if a shorter form of the gene can be successfully applied. Hemophilia gene therapy is now considered Cell Genesys' lead preclinical program.

     Cancer Gene Therapy. Cell Genesys is exploring a variety of gene therapy strategies to block blood vessel growth to tumors, thereby starving the tumor blood supply. This method is known as antiangiogenesis. Cell Genesys is collaborating with EntreMed, Inc. to deliver two genes with antiangiogenic properties--Angiostatin® and Endostatin™--using the Company's adenoviral and AAV vectors. Cell Genesys also has an agreement with Rigel Pharmaceuticals in this area. Rigel is using their high throughput functional genomics screening to identify novel genes which have antiangiogenic capabilities. Cell Genesys will be granted exclusive worldwide rights to these targets in the field of gene therapy. In 1999, the Company also conducted preclinical studies in cancer with the p27/p16 gene, a cell cycle inhibitor gene exclusively licensed from Mitotix, Inc.

     Cardiovascular Gene Therapy. Cell Genesys' cardiovascular gene therapy program is focused on the development of gene therapy to prevent or treat restenosis, a complication of thrombolysis and angioplasty, a surgical procedure employed to open blood vessel blockages and restore blood flow in patients with cardiovascular disease. Restenosis occurs when blood vessel lining cells migrate to and proliferate at such treatment sites thereby constricting blood flow. Cell Genesys believes that gene therapy represents a potential approach to treating or preventing restenosis by delivering genes to blood vessel lining cells that can inhibit or slow the proliferation of the blood vessel cells associated with restenosis. Medical procedures are currently available to achieve the site-specific delivery of these genes to appropriate sites in blood vessels. Cell Genesys' scientists and academic collaborators have demonstrated that adenoviral gene delivery systems can be used to deliver genes to blood vessel lining cells in studies in rabbits and that the delivery of the p27/p16 fusion gene can effect potent inhibition of vessel wall occlusion by reducing the proliferation of cells that contribute to restenosis. Cell Genesys has exclusively licensed certain cell cycle inhibitor genes, including p27/p16 from Mitotix, Inc. for use in cardiovascular and cancer gene therapy.

     Parkinson's Disease Gene Therapy. Cell Genesys scientists and academic collaborators have also evaluated AAV-based gene therapy in Parkinson's disease, a neurodegenerative condition affecting brain cells responsible for movement and speech. Currently, the drug, L-dopa is commonly prescribed as a treatment for Parkinson's disease. In a study in mice exhibiting certain Parkinson's symptoms, an AAV gene delivery system was used to deliver the genes required for the production of L-dopa to specific regions of the brain where L-dopa production could be detected throughout the one-year observation period. Additionally, after a single gene therapy injection, treated mice could survive during the study without daily L-dopa treatments. Cell Genesys is seeking a collaborative partner for this program.

Proprietary Gene Therapy Technologies

     Successful gene therapy -- ex vivo or in vivo -- depends on an effective combination of therapeutic genes and vectors, the gene delivery technologies used to transfer genes into cells. Cell Genesys' proprietary gene delivery technologies include AAV, lentiviral, adenoviral and retroviral vectors. This broad portfolio of vectors enhances the number of gene therapy applications that the Company and its collaborators can pursue.

     The selection of a specific vector is based on the disease indication, safety considerations, production efficiencies, disease site and other factors. Adenoviral vectors deliver larger genes into dividing or nondividing cells, and they are currently being used ex vivo in human clinical studies of GVAX® vaccine for lung cancer. AAV vectors deliver smaller genes to certain nondividing cells, including muscle, liver, nerve and blood vessel cells. Effective in vivo gene delivery using the AAV vector has been achieved in the Company's hemophilia and Parkinson's disease preclinical programs. Lentiviral vectors deliver larger genes to dividing and nondividing cells, including nerve, liver, muscle and bone marrow stem cells. Company scientists have recently described improved third-generation lentiviral vectors that employ a new safety mechanism which can prevent the vector from functioning should it recombine with infectious virus already present in the individual receiving the gene therapy treatment. The Company believes that these third generation lentiviral vectors could potentially be employed in human clinical studies. Finally, retroviral vectors are suitable for delivering genes ex vivo to dividing cells.

     Cell Genesys believes that its broad portfolio of vectors position the company as an attractive partner for biotechnology and pharmaceutical companies as well as academic institutions which have proprietary genes with potential in gene therapy. Since 1998, Cell Genesys signed deals relating to its vector technologies with six different companies. These collaborations include transactions in which Cell Genesys is reimbursed for providing gene delivery technologies to other companies with gene therapy product opportunities within their portfolio as well as transactions in which Cell Genesys acquired commercial rights to therapeutic genes owned or discovered by other companies. Examples of the former type of transaction include agreements with Collateral Therapeutics, Inc. in cardiovascular gene therapy, EntreMed, Inc. in cancer gene therapy, Pharmacia & Upjohn in animal health and Clontech Laboratories, Inc., a division of Becton Dickinson, in genomic research kits. Examples of the latter type of transaction include a collaboration with Rigel, Inc. providing access to genes for cancer, as well as an earlier agreement with Mitotix, Inc., which provides Cell Genesys with exclusive rights to the gene therapy applications of p27/p16 cell cycle inhibitor genes in the fields of cancer and cardiovascular disease.

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

     Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and pharmacology of the new therapy. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products for life-threatening diseases, the initial human testing is generally done with diseased patients rather than with healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide some results traditionally obtained in Phase II trials. These trials are frequently referred to as Phase I/II trials. Although the preliminary Phase I/II clinical results of Cell Genesys' GVAX® cancer vaccine have shown no significant treatment-related safety problems to date, there can be no assurance that such therapy or product will be tolerated at higher doses or that the clinical efficacy of such therapy or product will be demonstrated.

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

     Other Government Regultaion. In addition to laws and regulations enforced by the FDA, Cell Genesys is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations as Cell Genesys research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds.

     Cell Genesys' manufacturing facility for production of clinical quantities quantities of its products was licensed in 1994 by the California Department of Health Services. The California Department of Health Services may inspect the facility annually. Manufacture of clinical quantities of Cell Genesys' products does not require an FDA license, although the FDA may at any time inspect the facility. The continued operation of this facility requires compliance with FDA standards for this type of manufacturing. A separate license from the FDA is required for commercial manufacturing of any products. During 1995, Cell Genesys completed construction of a clinical scale manufacturing facility. This facility is being used to manufacture clinical product for the company's GVAX® cancer vaccine clinical trials. Cell Genesys will consider contract manufacturing for commercial scale requirements in the future to the extent possible, or expansion of its own facilities if necessary.

Cell Genesys' Assets Outside Of Its Core Business In Gene Therapy

     Minority-Owned Abgenix, Inc. ("Abgenix") Subsidiary. Abgenix is developing antibody therapies for transplantation-associated medical conditions, inflammation, autoimmune disorders and cancer. Abgenix's core technology includes strains of transgenic mice capable of generating fully human antibodies. Cell Genesys formed Abgenix as a separate business subsidiary in June 1996, contributing $14 million in cash, research, development and manufacturing technology as well as patents and other intellectual property specific to the antibody therapy programs. Abgenix completed its public offering (Nasdaq-AMEX: ABGX) in July 1998. Following the initial public offering, Cell Genesys' ownership of Abgenix dropped below 50 percent. Additional Abgenix financings, including the early 2000 secondary offering in which Cell Genesys sold 966,000 shares of Abgenix stock, decreased Cell Genesys' holdings to 2,426,034 shares of common stock or approximately 12 percent ownership of Abgenix. The Company may decide to sell additional shares of Abgenix common stock over time, when appropriate, to provide additional funding for Cell Genesys' gene therapy business.

     Gene Activation Technology. Cell Genesys has developed a novel and proprietary method for protein production referred to as "gene activation." Gene activation involves the insertion of genetic regulatory elements at specific sites in cell chromosomes in proximity to a human gene responsible for the production ("expression") of a therapeutic protein. Subsequently, the gene-activated protein could be produced in a cell-based production system. Gene activation may be applied to therapeutic proteins such as erythropoietin (EPO) and potentially other proteins and may offer certain advantages. Gene activation licensing agreements have provided more than $23 million in revenues to Cell Genesys as of February 2000. Most recently, Cell Genesys executed a license agreement with Hoechst Marion Roussel, now Aventis Pharmaceuticals, in February 1997 for gene-activated EPO and a second undisclosed protein. The agreement provides for up to $26 million in milestone payments and fees, in addition to any royalties on future sales of these two potential gene-activated protein products. As of February 2000, Cell Genesys had received over $15 million under this license agreement, including a milestone payment for the 1998 initiation of a Phase III clinical trial for gene- activated EPO, which Hoechst Marion Roussel is developing in collaboration with Transkaryotic Therapies, Inc.

Corporate Collaborations

     Pharmaceutical Division Of Japan Tobacco. In December 1998, Cell Genesys announced the signing of a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT") for selected product candidates from the Company's GVAX® cancer vaccine program. Initially the collaboration will focus on two targets: prostate cancer and lung cancer. Under the terms of the agreement, the two parties will share equally in the product development costs and future profits on a worldwide basis. Cell Genesys will have marketing rights in North America; JT will have marketing rights in Japan, Taiwan and Korea; and the two companies will share equally in marketing rights in Europe and the rest of the world. The agreement provides for committed payments to Cell Genesys of $12.7 million due at signature and a first anniversary payment of $2.5 million. Based primarily on the research and development progress with the two GVAX® products, Cell Genesys could receive up to $27.5 million in research and development funding in the first three years, and approximately $80 million in milestone payments if JT continues in the collaboration through the regulatory approvals of the two products. Additionally, the agreement provides for loans of up to $30 million to Cell Genesys for Phase III development costs, if JT continues in the collaboration into Phase III trials. The parties have also agreed to support an ongoing clinical trial of GVAX® for kidney cancer in Japan which is the first clinical trial of cancer gene therapy in Japan. If the parties agree to proceed with the development of this third GVAX® product, Cell Genesys will be eligible to receive additional funding in the form of research and development reimbursements and other payments to be agreed upon at a later date. Of the above payments to be received by Cell Genesys, approximately $45 million thereof are expected during the first two years of the agreement. None of the payments involve an additional equity investment in Cell Genesys by JT, which currently owns approximately 3 percent of the Company. This is the second collaboration agreement between Cell Genesys and JT. The first collaboration, signed in 1991, funded the successful development of the fully human monoclonal antibody technology employed by Abgenix.

     Aventis Pharmaceuticals (formerly Hoechst Marion Roussel). In 1995, Cell Genesys signed a worldwide agreement with Hoechst Marion Roussel (now Aventis Pharmaceuticals) for the development and commercialization of Cell Genesys' T cell gene therapy for AIDS. The agreement provided funding for Cell Genesys' AIDS gene therapy program including the Phase II human clinical trials completed in 1999. During the collaboration, Cell Genesys received approximately $71.6 million under its agreement with Hoechst Marion Roussel including a $20 million equity investment in Cell Genesys' common stock, representing approximately 6 percent of the outstanding Cell Genesys common stock as of December 31, 1999. During 1999, Cell Genesys reacquired product rights to its AIDS gene therapy program following the termination of a collaboration agreement with Hoechst Marion Roussel. In connection with the termination, the Company received a payment of approximately $8 million.

     Other Collaborations. Since early 1999, Cell Genesys has signed deals with five different companies relating to its gene delivery technologies. Cell Genesys and Mitotix, Inc., who have a worldwide license and research collaboration under which Cell Genesys has exclusive rights to use certain cell cycle inhibitor genes for the development of gene therapy products to treat cardiovascular disease. This agreement was expanded in April 1999 to include cancer applications as well. In August 1999, Cell Genesys signed a research collaboration for cancer gene therapy with EntreMed, Inc. Under the agreement, EntreMed's Angiostatin® and Endostatin™ genes will be combined with Cell Genesys' proprietary adenoviral and adeno-associated viral (AAV) gene delivery systems in preclinical studies designed to assess whether the gene therapy can treat tumors by inhibiting their blood supply. In September 1999, the Company signed a collaboration with Pharmacia & Upjohn in which Cell Genesys will provide its proprietary adenoviral and AAV gene delivery technologies to Pharmacia & Upjohn to evaluate certain applications of gene therapy in animal health. In September 1999, Cell Genesys signed a research collaboration and license agreement with Rigel Pharmaceuticals, Inc. Under the agreement, Rigel is employing its proprietary functional genomics technology to identify novel therapeutic genes for the treatment of cancer--through antiangiogenesis--and Cell Genesys will be granted exclusive, worldwide rights to these genes in the field of gene therapy. In exchange, Rigel gains access to certain Cell Genesys patents and technology pertaining to retroviral gene delivery technology for use in the field of functional genomics. In January 2000, Cell Genesys nonexclusively licensed certain retroviral gene delivery technology to Clontech Laboratories, Inc., a wholly owned subsidiary of Becton Dickinson and Company. Under the license, Cell Genesys will receive royalties on worldwide sales of certain research kits, currently being marketed, and any future products employing Cell Genesys' proprietary retroviral gene delivery technology. Additionally, customers of Clontech who intend to market products arising from research using these kits will need to obtain an additional license to this technology from Cell Genesys prior to product commercialization.

GENE THERAPY PATENTS AND TRADE SECRETS

     The patent positions of pharmaceutical and biotechnology firms, including including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has approximately 220 issued or granted patents and more than 335 pending applications. While Cell Genesys is currently prosecuting its patent applications, it cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Because patent applications in the United States are confidential until patents are issued and publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Cell Genesys cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

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

     Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. To determine the priority of inventions, interference proceedings are frequently declared by the U.S. Patent Office that could result in substantial costs to the Company and may result in an adverse decision as to the priority of the Company's inventions. Cell Genesys is currently involved in interference and/or opposition proceedings with regard to: (i) gene activation technology, (ii) ex vivo gene therapy, (iii) chimeric receptor technology employed in the company's T cell gene therapy program and (iv) certain retroviral vector technology. The outcome of these proceedings cannot be predicted, but are not expected to have a material adverse effect on the Company's intellectual property position or its business. The Company may be involved in other interference and/or opposition proceedings in the future. The Company believes there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

Human Resources

     As of December 31, 1999, Cell Genesys employed 124 persons, of whom 17 hold Ph.D. degrees and four hold M.D. degrees. Approximately 92 employees are engaged in research and development, and 32 support business development, intellectual property, finance and other administrative functions. Cell Genesys' senior management and directors have had prior product development experience in the biotechnology and pharmaceutical industries.

     Cell Genesys' success will depend in large part upon its ability to attract and retain employees. Cell Genesys faces competition in this regard from other companies, research and academic institutions, government entities and other organizations. Cell Genesys believes that it maintains good relations with its employees.

Executive Officers

     The executive officers of Cell Genesys and their ages as of March 30, 2000 are as follows:

Name	Age	Positon with Cell Genesys
Stephen A. Sherwin, M.D	51	Chairman of the Board, President and Chief Executive Officer
Joseph J. Vallner, Ph.D.	53	Executive Vice President and Chief Operating Officer
Matthew J. Pfeffer	42	Vice President and Chief Financial Officer
Dale G. Ando M.D.	46	Vice President -- Clinical Research and Regulatory Affairs
David F. Broad, Ph.D.	46	Vice President -- Development and Manufacturing
Bruce A. Hironaka	45	Vice President -- Corporate Development
Christine McKinley	46	Vice President -- Human Resources

     Dr. Sherwin has served as the president and chief executive officer and a director of Cell Genesys since March 1990. In March 1994, Dr. Sherwin was elected to the additional position of chairman of the board of directors of Cell Genesys. From 1983 to 1990, Dr. Sherwin held various positions at Genentech, Inc., a biotechnology company, most recently as vice president of clinical research. Prior to 1983, Dr. Sherwin held various positions on the staff of the National Cancer Institute. Dr. Sherwin currently serves as chairman of the board of Abgenix, Inc. and is also a director of Neurocrine Biosciences, Inc., Rigel Pharmaceuticals, Inc. and Calyx Therapeutics, Inc. Dr. Sherwin holds a B.A. in biology from Yale University and an M.D. from Harvard Medical School.

     Dr. Vallner joined Cell Genesys in October 1999 as executive vice president and chief operating officer and currently manages the research, development, manufacturing, clinical, regulatory and operations departments at Cell Genesys. Prior to Cell Genesys, Dr. Vallner was with Sequus Pharmaceuticals for seven years where he was instrumental in the product launch of two products including Doxil®, a liposome-based cancer therapeutic. In addition, Dr. Vallner helped transition the company through its merger with Alza Corporation. Prior to Sequus, he held various positions with Syntex Corporation and G.D. Searle and Company, and was an associate professor of pharmaceutics at the University of Georgia prior to that. Dr. Vallner received his Ph.D. in pharmaceutics, his M.S. in physical chemistry and his B.S. in pharmacy from the University of Wisconsin, Madison.

     Mr. Pfeffer joined Cell Genesys in June 1996 as director of finance and was appointed chief financial officer in September 1998 and vice president in April 1999. From 1989 to 1996, Mr. Pfeffer held a variety of positions at Diasonics Ultrasound, Inc., most recently as corporate controller. From 1987 to 1989, he was in the finance department at ComputerLand Corporation. From 1981 to 1987, Mr. Pfeffer was in the audit and consulting groups at Price Waterhouse, where he obtained his CPA certificate. Mr. Pfeffer graduated with a B.S. degree in business administration from the University of California, Berkeley.

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

     Ms. McKinley, vice president, human resources joined Cell Genensys in l994. From 1986 to 1994, she was responsible for human resources at Nellcor Puritan Bennett, Inc. Previously, Ms. McKinley also worked at Genentech, Inc. for seven years in various human resource positions. She received a B.A. in psychology from the University of California, Santa Barbara.

SCIENTIFIC ADVISORY BOARD

     Cell Genesys has created a prominent scientific advisory board that includes several leaders in the cancer immunotherapy and gene therapy field. As of March 30, 2000 the board consists of following individuals:

              NAME                            SCIENTIFIC POSITION
-------------------------------- ----------------------------------------------
Fred H. Gage, Ph.D. ............ Professor of Neuroscience
                                 The Salk Institute
Ronald N. Germain, M.D., Ph.D. . Deputy Chief of Laboratory of Immunology
                                 Chief, Lymphocyte Biology Section
                                 National Institutes of Health
                                 National Institute of Allergy and Infectious
                                 Diseases
Jordan U. Gutterman, M.D. ...... Chairman, Clinical Immunology and Biological
                                 Therapy M.D. Anderson Cancer Center
Raju S. Kucherlapati, Ph.D. .... Kramer Professor
                                 Chairman of the Department of Molecular Genetics
                                 Albert Einstein College of Medicine
John T. Potts, Jr., M.D. ....... Director of Research
                                 Massachusetts General Hospital
                                 Physician-in-Chief Emeritus Jackson
                                 Distinguished Professor of Clinical Medicine
                                 Harvard Medical School
Thomas E. Shenk, Ph.D. ......... Elkins Professor
                                 Chairman of the Department of Molecular Biology
                                 Professor, Princeton University
Inder M. Verma, Ph.D. .......... Professor of Molecular Biology and Virology
                                 The Salk Institute

ITEM 2. PROPERTIES

     Cell Genesys occupies administrative offices and research laboratories covering approximately 78,253 square feet of space in a research and development office park located in Foster City, California. An additional 13,382 square feet of space will revert back to Cell Genesys on April 1, 2000. Cell Genesys' lease of these facilities expires in 2002, with an option to renew the lease for an additional four-year term. Cell Genesys' laboratories are equipped for biochemical and tissue culture research and development. Additionally, Cell Genesys has constructed a facility licensed for Good Manufacturing Practices ("GMP") manufacturing of clinical quantities of Cell Genesys' products.

     In addition, Cell Genesys leases certain other facilities, including facilities assumed as part of its acquisition of Somatix Therapy Corporation in 1997. These facilities are not currently occupied by Cell Genesys, but are largely sublet to other companies under sub-leasing arrangements. Cell Genesys also retains approximately 25,000 square feet of GMP manufacturing space in Alameda, California available for future products. The Company believes its facilities are in good repair and are adequate for its current needs.

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

                                                        High       Low
                                                      --------- ---------
Calendar Year 1998
  First Quarter......................................    $8.63     $6.19
  Second Quarter.....................................    $9.00     $6.50
  Third Quarter......................................    $8.94     $3.00
  Fourth Quarter.....................................    $6.00     $2.69

Calendar Year 1999
  First Quarter......................................    $7.06     $4.50
  Second Quarter.....................................    $5.88     $3.88
  Third Quarter......................................    $9.13     $4.50
  Fourth Quarter.....................................   $14.06     $7.00

Calendar Year 2000
  First Quarter (through March 15, 2000).............   $52.00     $11.81

     As of March 15, 2000, there were approximately 28,000 holders of record of the Company's common stock. On March 15, 2000 the last reported sales price on the Nasdaq-AMEX National Market for the common stock was $29.19. The market for the Company's common stock is highly volatile.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                        Year Ended December 31,
                                            --------- ----------------------------------------
                                              1999      1998       1997      1996      1995
                                            --------- --------- ---------- --------- ---------
                                                       (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue under collaborative agreements-
  principally from related parties.........  $33,607   $24,146    $23,806   $22,505   $13,822
Operating expenses:
  Research and development.................   24,538    37,932     36,830    27,587    25,879
  General and administrative...............    4,833     8,204     10,659     7,469     5,670
  Charge for purchased in-process
   technology..............................      --        --      72,270       --        --
  Restructuring charge related to
   acquisition.............................      --        --       6,576       --        --
  Charge for cross-license and settlement
   (includes $11,250 equity in losses of
   Xenotech joint venture associated with
   cross-license and settlement)...........      --        --      22,500       --        --
  Merger termination costs.................   15,382       --
                                            --------- --------- ---------- --------- ---------
          Total operating expenses.........   44,753    46,136    148,835    35,056    31,549
                                            --------- --------- ---------- --------- ---------
Operating loss.............................  (11,146)  (21,990)  (125,029)  (12,551)  (17,727)
Equity in loss of Abgenix..................   (3,083)   (2,917)      --         --        --
Gain on sale of stock of Abgenix...........      --      7,020       --         --        --
Interest income, net.......................    2,235     1,567      1,500     3,277     2,739
                                            --------- --------- ---------- --------- ---------
Loss before minority interest..............  (11,994)  (16,320)  (123,529)   (9,274)  (14,988)
Loss attributed to minority interest.......      --      4,192       --         --        --
                                            --------- --------- ---------- --------- ---------
Net loss...................................  (11,994)  (12,128)  (123,529)   (9,274)  (14,988)
Deemed dividend to preferred stockholders..      392     1,088       --         --        --
                                            --------- --------- ---------- --------- ---------
Net loss attributed to common stockholders. ($12,386) ($13,216) ($123,529)  ($9,274) ($14,988)
                                            ========= ========= ========== ========= =========
Basic and diluted net loss per
  common share.............................   ($0.39)   ($0.46)    ($5.33)   ($0.57)   ($1.07)
                                            ========= ========= ========== ========= =========
Shares used in computing net loss per
  common share.............................   31,682    28,607     23,172    16,373    14,025
                                            ========= ========= ========== ========= =========

                                                               December 31,
                                            --------------------------------------------------
                                              1999      1998       1997      1996      1995
                                            --------- --------- ---------- --------- ---------
                                                               (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..............................  $50,287   $53,243    $88,816   $85,584   $81,929
Working capital............................  471,646    44,080     51,804    64,137    76,098
Total assets...............................  489,683    65,799    106,887    99,809    94,120
Total current liabilities..................   13,430     9,964     39,955    22,612     7,007
Long-term obligations......................    3,198     4,860     11,082     6,133     7,720
Redeemable convertible preferred stock.....    7,679    12,083     19,817       --        --
Accumulated deficit........................ (203,803) (191,809)  (179,563)  (56,270)  (46,459)
Stockholders' equity.......................  465,376    38,892     18,641    71,064    79,393

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements made in this Item other than statements of historical fact, including statements about the Company's clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technology, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward- looking statements. The following should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company's Quarterly Reports on Form 10-Q, the Company's current report on Form 8-K filed on January 27, 2000.

Overview

     Since its inception in April 1988, Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize in vivo and/or ex vivo gene therapies to treat cancer and other major, life-threatening diseases including hemophilia. Cell Genesys' clinical programs include GVAX® cancer vaccines in Phase II studies for prostate cancer and Phase I/II studies for lung cancer. GVAX® vaccines for prostate cancer and for lung cancer are being developed through a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT"). In addition, Cell Genesys has preclinical programs which are evaluating potential gene therapies for hemophilia, cancer, cardiovascular disorders and Parkinson's disease. The Company also has assets outside of its core business which can be used to help maintain financial strength while product candidates are under development. These assets include Cell Genesys' equity ownership of Abgenix, Inc. ("Abgenix", Nasdaq-AMEX: ABGX), which is focused on the development and commercialization of antibody therapies and a licensing program in gene activation technology.

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

     During 1999, the Company has reported encouraging data from its Phase I/II human trials evaluating the GVAX® vaccine for prostate cancer. Data from the recently completed Phase I/II trial of GVAX® prostate cancer vaccine demonstrate evidence of clinical safety and preliminary evidence of antitumor effects as measured by levels of prostate specific antigen ("PSA"). Based on positive results from this trial, the Company initiated two multicenter Phase II trials of GVAX® vaccine in prostate cancer. Phase I/II clinical trials for GVAX® vaccine in lung cancer revealed preliminary indications of antitumor activity and the Company recently initiated a multicenter Phase I/II trial for GVAX® lung cancer treatment. During 1999, the Company reported results from a recently completed randomized, controlled Phase II trial of T cell gene therapy for AIDS. The trial included 40 patients with HIV infection who had no detectable HIV in their bloodstream while receiving optimal antiretroviral drug therapy and indicated a reduction in blood and tissue reservoirs of HIV infection. On September 15, 1999, the Company reacquired product rights to its AIDS gene therapy program following the termination of a collaboration agreement with Hoechst Marion Roussel, Inc. now Aventis Pharmaceuticals. Since October 1995 the agreement has provided funding of approximately $43.6 million for the Company's AIDS gene therapy program including the Phase II human clinical trials conducted to date. In addition, the Company received a payment of $8 million from Hoechst Marion Roussel as a wind-down payment following the termination of the collaborative agreement.

     A separate agreement between Cell Genesys and Aventis Pharmaceuticals, formerly Hoechst Marion Roussel, for the Company's gene activation technology for specific therapeutic proteins is continuing. In 1997, the Company signed a license agreement with Hoechst Marion Roussel providing access to the Company's gene activation intellectual property for erythropoietin (EPO) and a second undisclosed protein. In exchange, the Company may receive up to $26.0 million in milestone payments and fees in addition to royalties on potential future sales of these two gene-activated products. To date, the Company has received over $15 million from this license agreement.

     In 1999, the Company's preclinical research has focused on studies of gene therapy in animal models for hemophilia, cancer, restenosis and Parkinson's disease. For example, in hemophilia studies, a single injection of gene therapy resulted in improved blood clotting and reduced number of bleeding episodes in a dog hemophilia model. Similarly, in studies for Parkinson's disease, a single injection of gene therapy essentially eliminated the need for daily L-dopa injections in mice with a Parkinson's-like condition. Cardiovascular gene therapy studies demonstrated the inhibition of smooth muscle cell proliferation in rabbit models of restenosis. During 1999, the Company expanded its collaboration with Mitotix, Inc. for p16/p27 genes to include applications in cancer gene therapy in addition to cardiovascular gene therapy. In addition, since the beginning of 1999 the Company entered into agreements with Entremed, Inc., Rigel Pharmaceuticals, Inc., Pharmacia & Upjohn and Clontech Laboratories, Inc., a wholly owned subsidiary of Becton Dickinson.

     Cell Genesys ended the year of 1999 with approximately $50.3 million in cash and short-term investments. The Company has maintained its financial position by relying on funding from various corporate collaborations and licensing agreements, as well as through expense management. The Company plans to continue to finance its operations, when possible, through corporate collaborations with established pharmaceutical and biotechnology companies. This funding strategy should allow the Company to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources for research, development, manufacturing capabilities, and marketing infrastructure, which will aid in the commercialization of potential disease therapies.

Results Of Operations

     As a result of Abgenix's IPO on July 2, 1998, the Company's ownership percentage was reduced to less than 50 percent and Abgenix has been accounted for under the equity method of accounting subsequent to that date. In 1999, Abgenix completed a public offering of 3 million shares and a private placement of 1.8 million shares of its common stock, further reducing Cell Genesys' ownership to approximately 19 percent. Consequently, from November 1999 forward, the Company is accounting for its investment in Abgenix as equity securities which are considered "available for sale" in accordance with SFAS 115 "Accounting for certain investments in Debt and Equity Securities." Abgenix was fully consolidated in the Company's financial statements prior to July 1, 1998. In order to provide more meaningful analysis of the Company's results of operations in comparison with the same period in 1998 and 1997, the following table sets forth the Company's operations (referred to as the "Gene Therapy Operations") excluding the results of Abgenix for such periods. Except as otherwise noted, the discussion which follows relates to this table.

                                         Gene Therapy Operations
                                              (in thousands)

                                     --------- --------- ---------
                                         1999      1998      1997
                                     --------- --------- ---------
Revenue.............................. $33,607   $22,530   $21,961
Research and development expenses....  24,538    29,206    25,534
General and administration expenses..   4,833     6,037     7,278
Charge for purchased in-process
   technology and restrucuturing
   costs.............................      --        --    78,846
Merger termination costs.............  15,382        --        --
Interest and other income............   3,059    10,414     3,842
Interest expense.....................    (824)   (1,848)   (1,938)
Net income (loss).................... ($8,911)  ($4,147) ($87,793)

     Revenue increased to $33.6 million in 1999, from $22.5 million and $22.0 million in 1998 and 1997, respectively. The collaboration with JT entered into in December 1998 for Cell Genesys GVAX® programs provided revenue of approximately $21.0 million during 1999 and approximately $12.0 million during 1998. JT will continue to fund the GVAX® programs up to $27.5 million in research and development expenditures during the first three years and could pay up to $80 million in milestone payments. During 1999, the Company recognized and received $9.0 million in milestone payments for the GVAX® prostate and lung programs. The collaboration with Hoechst Marion Roussel which was entered into in 1995 for Cell Genesys' AIDS gene therapy program was terminated on September 15, 1999. In connection with this termination, the Company received $8.0 million wind-down payment for the AIDS gene therapy program in September 1999. Revenue from the AIDS gene therapy agreement totaled $8.0 million in 1999, $6.4 million in 1998, and $14.4 million in 1997. In February 1997, Cell Genesys entered into an agreement to license the Company's gene activation technology to Hoechst Marion Roussel for erythropoietin (EPO) and a second undisclosed protein. The agreement provides for milestone payments and annual maintenance fees, in addition to royalties on future sales of these two potential gene-activated protein products. The Company recognized revenue of $4.5 million, $4.0 million and $5.1 million in 1999, 1998 and 1997, respectively, pursuant to the agreement.

     Research and development expenses decreased to $24.5 million during 1999, from $29.2 million and $25.5 million in 1998 and 1997, respectively. The decrease is primarily a result of a corporate restructuring plan implemented in the fourth quarter of 1998. The restructuring and cost reductions allowed the Company to focus its resources on its clinical stage programs. The decrease in 1999 also reflects the discontinuance of the AIDS gene therapy program. The Company expects that its research and development expenditures will increase in future years to support expanded clinical trials and additional product development activities, particularly in the field of cancer, for which a number of the Company's GVAX® cancer vaccine trials commenced in 1998. The rate of increase depends on a number of factors including progress in research and development, and clinical trials.

     General and administrative expenses were $4.8 million during 1999 compared to $6.0 million and $7.3 million in 1998 and 1997, respectively. The decreases reflect the Company's continuing efforts to control administrative expenditures. The Company implemented a corporate restructuring plan in September 1998 to reduce its operating expenses by 30 percent and focus more resources on its clinical stage programs.

     Interest and other income was $3.1 million in 1999 compared to $10.4 million and $3.8 million in 1998 and 1997, respectively. The higher income in 1998 reflects a $7.0 million gain recognized from sale of Abgenix stock in November 1998. The decrease from 1997 was due to lower average cash balances. Interest expense decreased to $824,000 in 1999 from $1.8 million in 1998 and $1.9 million in 1997. High interest expense in 1998 and 1997 was due to interest on a note payable to GenPharm International commencing January 1997 which was paid in full in September 1998.

     Cell Genesys' gene therapy operations net loss was $8.9 million in 1999, compared to $4.1 million in 1998 and $87.8 million in 1997. The current year loss was primarily due to non-recurring merger termination costs. The loss in 1997 was primarily due to $78.9 million in non- recurring charges for the acquisition of Somatix Therapy Corporation Losses, excluding non-recurring charges, are expected to continue and may increase in future years as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and late stage human testing of its potential products.

     At December 31, 1999, Cell Genesys had federal net operating loss carryforwards of approximately $124.3 million. The Company also had federal research and development tax credit carryforwards of approximately $2.9 million as of December 31, 1999. The net operating loss and credit carryforwards will expire in the years of 2000 through 2019, if not utilized. In the first quarter of 2000, the Company recognized a significant gain on the sale of a portion of their Abgenix stock holdings. The gain is likely to require the use of all available net operating loss carryovers and may cause the Company to have a significant income tax liability in 2000. The Company is in the process of determining what the tax impact of this transaction will be.

Liquidity and Capital Resources

     Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. In February 2000, the Company received $194 million in net proceeds from the sale of 966,000 shares of Abgenix common stock. From inception through February 29, 2000, the Company received $181.6 million in net proceeds from equity financings, $150.4 million under collaborative agreements and utilized $28.2 million of property and equipment financings.

     At December 31, 1999, Cell Genesys' cash, cash equivalents and short-term investments totaled $50.3 million, compared to $53.2 million at December 31, 1998. This decrease was due to cash used in operating activities of $2.2 million, including a non-recurring payment of $15.0 million to Genzyme Corporation ("Genzyme") as a result of the termination of the merger agreement. These were partially offset by receipts from JT of $24.3 million, a wind-down payment of $8.0 million for the T cell AIDS gene therapy collaboration and gene activation revenues of $4.0 million from Hoechst Marion Roussel.

     Cell Genesys anticipates that the fiscal year 2000 cash usage will not exceed $15 million, net of $194 million net proceeds from the sale of Abgenix stock, anticipated tax payments and any potential acquisition of a late stage product candidate. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction of collaborative partners; the acquisition of new products or technologies; the cost of litigation; patent interference proceedings or other legal proceedings or their resolution.

     Cell Genesys believes that its available cash, cash equivalents and short-term investments at December 31, 1999 together with payments to be received under the Company's collaborative agreements, license agreements and proceeds from the sale of Abgenix stock, during February 2000, will be sufficient to meet the Company's currently planned operating expenses in the near term.

     Even though the Company's current cash and investments are expected to meet the its near term expenditures, progress in the Company's development programs and the likely increase in the number of programs will lead deplete the current cash resources and lead to the need to raise further capital. Therefore the company may continue to consider financing alternatives.

     The Company anticipates that it will raise large amounts of capital in advance of actual capital expenditures. Therefore, liquidity and volatility of capital markets play a significant role in the decision to raise capital. The type of financing available to the company includes the sale of Abgenix securities and private or public placement of Cell Genesys equity securities. The company's evaluation processes regularly consider the liquidity of capital markets, dilution, shareholder value and tax consequences of each type of financing on shareholders. Most of the financing options available to the company have some type of negative consequence to shareholders. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a slightly negative consequence in order to reduce or minimize a more significant negative consequence to shareholders.

Risk Factors

     We may have a need for substantial additional funds. We may need substantial additional funds for existing and planned preclinical and clinical trials to continue research and development activities, and to establish manufacturing and marketing capabilities for any products we may develop. We expect that our existing capital resources, together with payments to be received under existing collaborative agreements and amounts available under existing equipment financing facilities, will enable us to maintain our operations at least through 2001. Beyond 2001, we may need to raise substantial additional capital to fund our operations.

     Our future capital requirements will depend on, and could increase as a result of, many factors such as:

  continued scientific progress of research and development programs magnitude of such programs

  progress of preclinical and clinical testing

  time and costs involved in obtaining regulatory approvals

  costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims competing technological and market developments

  changes in collaborative relationships with Japan Tobacco and others terms of any additional collaborative arrangements into which we may enter our ability to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements cost of establishing manufacturing facilities

  cost of commercialization activities

  demand for our products, if and when approved

  potential redemption obligations in connection with conversion of the Series B convertible preferred stock. See "Notes to Consolidated Financial Statements" Note 11, "-Shares Eligible for Future Sale, Dilution" and "...Potential Redemption Obligations."

  our ability to realize the carrying value at December 31, 1999 of the Abgenix stock due to its volatility.

     We expect to raise additional funds through collaborative relationships, sales of some portion or all of our investment in Abgenix, additional equity or debt financings, or otherwise. Because of our long- term capital requirements, we may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to us, or, if available, that it will be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. There can be no assurance that opportunities for in- licensing technologies or for third party collaborations will continue to be available to us on acceptable terms. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to certain of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow.

     Our products are in developmental stage, are not approved for commercial sale and might not receive regulatory approval or become commercially viable. All of our potential cancer vaccine and gene therapy products are in research and development. We have not generated any revenues from the sale of products. We do not expect to generate any revenues from product sales for at least the next several years. Our products currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that our research and development efforts will be successful or that any of our future products will ultimately be commercially successful. Even if developed, our products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

     We have not been profitable and may not become profitable in the future. We have incurred annual net losses since our inception. At December 31, 1999, our accumulated deficit was approximately $203.8 million. For the year ended December 31, 1999, we incurred a net loss of $12.0 million. We expect to incur substantial operating losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials, manufacturing and to a lesser extent, from general and administrative expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

     Our cancer vaccine and gene therapy programs depend on new and unproven technologies. Gene therapy is a new technology. Existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to our specific gene therapy approaches are also limited. Our GVAX® cancer vaccine is currently being tested in Phase II and Phase I/II human clinical trials, to determine their safety and efficacy. None of our other products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible side effects may be serious and potentially life-threatening. Unacceptable side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercialization. Although we are testing proposed products or therapies in human clinical trials, we cannot guarantee that we will be permitted to undertake human clinical trials for any of our other products. Also, the results of this testing might not demonstrate the safety or efficacy of these products. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Finally, even if our products proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be produced in commercial quantities at reasonable cost or that such a product will be successfully marketed.

     We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has more than 220 issued or granted patents and more than 335 pending applications. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions.

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

     We may also have to engage in litigation, which could We may also have to engage in litigation, which could result in result in substantial cost to us, to enforce our patents, or to determine the scope and validity of other parties' proprietary rights. To determine the priority of inventions, the United States Patent and Trademark Office frequently declares interference proceedings. In Europe, other patents can be revoked through opposition proceedings. Such proceedings could result in an adverse decision as to the priority of our inventions.

     We are currently involved in four separate interference and/or position proceedings with regard to:

(i) gene activation technology

(ii) ex vivo gene therapy

(iii) certain retroviral vector technology

(iv) chimeric receptor technology

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

     The fields of cancer vaccines and gene therapy are highly competitive. Competition in the fields of cancer vaccines and gene therapy from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and expected to increase. In many instances, we compete with other commercial entities in acquiring products or technology from universities. There are numerous competitors working on products to treat each of the diseases for which we are seeking to develop therapeutic products. Some competitors are pursuing a product development strategy competitive with ours, particularly with respect to our cancer vaccine program. Certain of these competitive products are in substantially more advanced stages of product development and clinical trials. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete.

     Many of our competitiors have substantially greater financial resources and larger research and development staffs than we do. Some of these competitors have significantly greater experience than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining United States Food and Drug Administration ("FDA") and other regulatory approvals of products, and in manufacturing and marketing such products. Accordingly, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do. There can be no assurance that we will be able to obtain certain biological materials necessary to support our research, development or manufacturing of any of our planned therapies. If we are permitted to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect to build additional clinical scale and commercial scale manufacturing facilities and/or use contract facilities to commercialize our products. We also expect to secure funding for these and other product development activities through our partners and future potential partners.

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

     Our stock price has flucturated in the past and is likely to continue to be volatile in the future. The stock prices of biopharmaceutical and biotechnology companies (including Cell Genesys and Abgenix) have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors may affect our stock price:

  fluctuations in our financial results

  announcements of technological innovations or new therapeutic products by us or our competitors announcements of changes in governmental regulation affecting us or our competitors announcements of regulatory approvals or disapprovals of our or our competitors' products developments in patent or other proprietary rights affecting us or our competitors public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies general market conditions

  fluctuations in the price of Abgenix stock

  severe fluctuations in price and volume in stock market in general which are unrelated to our operating perfromance inssuance of common stock upon conversion of the Series B preferred stock or exercise of outstanding warrants future sales of such common stock or other shares of common stock by existing stockholders the perception that such issuances or sales could occur

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

     We expect to depend on our strategic partner for the sales, marketing and distribution of our future products. We have no experience in sales, marketing or distribution of biopharmaceutical products. We expect to rely on sales and marketing expertise of potential corporate partners for our initial products. The decision to market future products directly or through corporate partners will be based on a number of factors, including:

  market size and concentration

  size and expertise of the partner's sales force in a particular market the Company's overall strategic objectives

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

     The pricing of our future products may be influenced in part by government controls. The continuing efforts of governmental and third- party payers to contain or reduce the costs of healthcare may impair future revenues and profitability of biotechnology companies. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. While we cannot predict whether the government will adopt any such legislative or regulatory proposals, the announcement or adoption of these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

     We have clinical trial agreements with a number of public and private medical institutions relating to the conduct of human clinical trials for our GVAX® cancer vaccine programs. The early termination of any of these clinical trial agreements would hinder the progress of our clinical trials including trials of GVAX® cancer vaccine for prostate cancer and lung cancer. If any of these relationships are terminated, the clinical trials might not be completed and the results might not be evaluated.

  University of California, San Francisco

  Dana-Farber Partners Cancer Care

  The Johns Hopkins Medical Institutions

  US Oncology, Inc.

  University of Tokyo, IMSUT

  Providence Portland Medical Center

  Affiliated Research Centers

  Emory University

  University of Michigan

     We rely on the continued availability of outside scientific collaborators performing research. These relationships generally may be terminated at any time by the collaborator, typically by giving 30 days notice. These scientific collaborators are not our employees. As a result, we have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our activities. Our agreements with these collaborators, as well as those with our scientific consultants, provide that any rights we obtain as a result of their research efforts will be subject to the rights of the research institutions in such work. In addition, some of these collaborators have consulting or other advisory arrangements with other entities that may potentially conflict with their obligations to us. For these reasons, there can be no assurance that inventions or processes discovered by our scientific collaborators or consultants will become our property.

     Cell Genesys stockholders may be diluted by the exercise of outstanding stock options or warrants, the conversion of outstanding Series B preferred stock, or other issuances of our common stock. Substantially all the outstanding shares of Cell Genesys common stock are eligible for sale in the public market. Conversion of the Series B preferred stock or exercise of outstanding warrants would result in issuance of additional shares of common stock, diluting existing investors. The number of shares of common stock issued, and therefore the dilution of existing investors, would increase as a result of either (i) an event triggering the antidilution rights of any outstanding shares of Series B preferred stock, or (ii) a decline in the market price of the Company's common stock below the fixed conversion prices of $14.53 and $11.02 per share immediately prior to conversion of the Series B preferred stock.

     The holders of the Series B preferred stock may choose at any time to convert their shares into common stock. In that event, the number of shares of common stock issued would be based on the lower of:

  a fixed conversion price or,

  the average of certain trading prices during the 10 trading days preceding such date of conversion (the "Floating Conversion Price").

     If the market price of the common stock trades below the fixed conversion price the conversion rate of the Series B preferred stock would be based on the market price. Under such circumstances, the greater the decline in the market price, the greater the number of shares issuable upon conversion of the Series B preferred stock.

     During the past year, the majority of the outstanding Series B preferred shares were converted into common shares. Of the total original issue of $20 million face value of Series B preferred shares, approximately $7.7 million remain outstanding as of December 31, 1999. The fixed conversion price for these shares is $11.02.

     On January 18, 2000, the Company received approximately $8.8 million from the issuance of 875 new Series B Convertible Preferred shares following the exercise of call options for these shares. The newly issued preferred shares have a Fixed Conversion Price of $14.53 and other terms as defined by the Series B Preferred Stock agreements dated November 14, 1997. The call option right which was available under the terms of these agreements was triggered by the recent appreciation of Cell Genesys' stock price. Following the issuance of the new preferred shares, no further call options remain outstanding.

     We may be subject to a redemption obligation in connection with requests by the holders of Series B preferred stock to convert their shares into common stock. If the holders of the Series B preferred stock decide to convert their shares into common stock, we would not be required to issue more than 5,624,000 shares of common stock (which is 19.99 percent of the outstanding shares of common stock on November 14, 1997, or the "Share Limit"), unless we first obtained stockholder approval. If we did not obtain prior stockholder approval or an exemption from the requirement for stockholder approval from the Nasdaq-AMEX (the "Nasdaq- AMEX exemption"), we would not be required to issue shares of common stock in excess of the Share Limit pursuant to requests for conversion of the Series B preferred stock. However, in such event, the holders of the Series B preferred stock could require us to redeem the unconverted shares of Series B preferred stock, and the amount of these redemption obligations could become material if the common stock price declined below approximately $3.50 per share. Under such circumstances, we could become subject to a material redemption obligation if the number of shares of common stock issuable upon conversion of the Series B preferred stock exceeds the Share Limit. The amount of the redemption obligation will increase as the common stock price decreases because we are limited in the number of shares we can issue upon conversion. Consequently, volatility in the price of the common stock could magnify the amount of any redemption obligation.

     Impact of the Year 2000. In prior years, the Company had undertaken various initiatives to ensure that its information technology (IT) and non-IT systems are Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts the Company had not identified any systems currently in use which require modification or replacement as a result of its Year 2000 initiatives. The Company has expensed approximately $80,000 in connection with its Year 2000 identification, assessment, remediation activities (including repairing or replacing identified systems), testing and contingency planning. The Company is not aware of any material problems resulting from Year 2000 issues either with its research and development, its internal systems or the products or services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

INTEREST RATE SENSITIVITY
PRINCIPAL AMOUNT BY EXPECTED MATURITY
AVERAGE INTEREST RATE

 (in thousands)
                                                                                                       Fair
                                                                                  There-               Value
                                 2000      2001      2002      2003      2004      after     Total   12/31/99
                               --------- --------- --------- --------- --------- --------- --------- ---------
Total Investments
  Securities.................    $1,649   $44,083       --        --        --        --    $45,732   $45,132
  Average Interest Rate......      6.23%     6.91%      --        --        --        --       6.88%
Long-term Debt, including
  Current Portion............    $3,130    $2,070      $746      $540      $253       --     $6,738    $6,739
  Average Interest Rate......     10.91%    10.34%    10.51%     9.92%     9.92%      --      10.32%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cell Genesys, Inc.

     We have audited the accompanying consolidated balance sheets of Cell Genesys, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Genesys, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Palo Alto, California
January 21, 2000

/S/ ERNST & YOUNG LLP

CELL GENESYS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               December 31,
                                                          --------------------
                                                            1999       1998
                                                          --------- ----------
                           ASSETS
Current assets:
  Cash and cash equivalents including restricted cash
  of $369 for 1999 and 1998...............................  $5,300    $14,455
  Short-term investments..................................  44,987     38,788
  Investment in Abgenix common stock...................... 433,324         --
  Prepaid expenses and other current assets...............   1,465        801
                                                          --------- ----------
          Total current assets............................ 485,076     54,044
Property and equipment, net...............................   4,198      6,079
Deposits and other assets.................................     409        596
Investment in unconsolidated subsidiary...................       --     5,080
                                                          --------- ----------
                                                          $489,683    $65,799
                                                          ========= ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................  $1,124     $1,103
  Accrued compensation and benefits.......................   2,056      1,288
  Deferred revenue .......................................   4,195        703
  Accrued legal expenses..................................     712        651
  Accrued acquisition and related costs...................   1,068        932
  Accrued clinical trial costs............................     715        448
  Other accrued liabilities...............................     883      1,273
  Current portion of property and equipment financing.....   2,677      3,566
                                                          --------- ----------
          Total current liabilities.......................  13,430      9,964

Noncurrent portion of property and equipment financing....   3,198      4,860

Commitments and Contingencies

Redeemable convertible preferred stock, $.001 par value:
  5,000,000 shares authorized; 694 and 1,156 shares
  issued and outstanding in 1999 and 1998, respectively...   7,679     12,083

Stockholders' equity:
  Common stock, $.001 par value: 80,000,000 shares
     authorized; 32,645,675 and 30,866,610 shares
     issued and outstanding in 1999 and 1998,
     respectively.........................................      33         31
  Additional paid-in capital.............................. 248,255    230,557
  Accumulated comprehensive income, principally
     unrealized gains on investment in Abgenix............ 420,891        113
  Accumulated deficit.....................................(203,803)  (191,809)
                                                          --------- ----------
          Total stockholders' equity...................... 465,376     38,892
                                                          --------- ----------
                                                          $489,683    $65,799
                                                          ========= ==========

See accompanying notes.

CELL GENESYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Year Ended December 31,
                                                 ------------------------------
                                                   1999      1998       1997
                                                 --------- --------- ----------
Revenue under collaborative agreements.........   $33,607   $24,146    $23,806
Operating expenses:
  Research and development.....................    24,538    37,932     36,830
  General and administrative...................     4,833     8,204     10,659
  Charge for purchased in-process technology...       --        --      72,270
  Restructuring charge related to acquisition..       --        --       6,576
  Charge for cross-license and settlement......       --        --      22,500
  Merger termination costs.....................    15,382       --        --
                                                 --------- --------- ----------
         Total operating expenses..............    44,753    46,136    148,835
Equity in loss of Abgenix......................    (3,083)   (2,917)      --
Gain on sale of stock of Abgenix...............       --      7,020       --
Interest and other income.......................     3,059     3,725      3,953
Interest expense...............................      (824)   (2,158)    (2,453)
                                                 --------- --------- ----------
Loss before minority interest in Abgenix.......   (11,994)  (16,320)  (123,529)
Loss attributed to minority interest
   in Abgenix..................................       --      4,192       --
                                                 --------- --------- ----------
Net loss.......................................   (11,994)  (12,128)  (123,529)
Deemed dividend to preferred stockholders......       392     1,088       --
                                                 --------- --------- ----------
Net loss attributed to common stockholders.....  ($12,386) ($13,216) ($123,529)
                                                 ========= ========= ==========

Basic and diluted net loss per common share....    ($0.39)   ($0.46)    ($5.33)
                                                 ========= ========= ==========
Shares used in computing net loss per
   common share................................    31,682    28,607     23,172
                                                 ========= ========= ==========

See accompanying notes.

CELL GENESYS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            Accumulated
                                                                           Comprehensive
                                                                           Income(loss),
                                                                            Principally                  Total
                                                     Additional Deferred   Unrealized Gai               Stock-
                                            Common    Paid-in    Compen-   on Investment Accumulated   holders'
                                             Stock    Capital    sation     of Abgenix     Deficit      Equity
                                           --------- ---------- ---------  ------------- ------------ -----------
Balances at December 31, 1996.                  $16   $127,318     $ --           ($118)    ($56,152)    $71,064
                                                                                                      -----------
  Net loss.................................     --         --        --             --      (123,529)   (123,529)
  Change in net unrealized
    holding loss on available
    for sale securities....................     --         --        --             236          --          236
                                                                                                      -----------
  Comprehensive income(loss)..................                                                          (123,293)
                                                                                                      -----------
  Issuance of 11,089,706
   shares of common stock
   to Somatix stockholders.................      11     67,913       --             --           --       67,924
  Issuance of 564,060
   shares of common stock
   upon exercise of stock
   options and pursuant to
   the 1992 Employee Stock
   Purchase Plan...........................       1      2,561       --             --           --        2,562
  Deferred compensation
   related to the issuance
   of certain stock options
   of subsidiary...........................     --       1,703    (1,703)           --           --          --
  Amortization of deferred
   compensation recognized
   by subsidiary...........................     --         --        384            --           --          384
                                           --------- ---------- ---------  ------------- ------------ -----------
Balances at December 31, 1997..............      28    199,495    (1,319)           118     (179,681)     18,641
                                                                                                      -----------
  Net loss.................................     --         --        --             --       (12,128)    (12,128)
  Change in net unrealized
    holding loss on available
    for sale securities....................     --         --        --              (5)         --           (5)
                                                                                                      -----------
  Comprehensive income(loss)..................                                                           (12,133)
                                                                                                      -----------
  Adjustment to carrying
    amount of Abgenix
    investment as a result
    of IPO.................................     --      22,209     1,319            --           --       23,528
  Issuance of 245,856
   shares of common stock
   upon exercise of stock
   options and pursuant to
   the 1992 Employee Stock
   Purchase Plan...........................       1      1,089       --             --           --        1,090
  Issuance of 66,512 shares
   of common stock upon
   exercise of warrants....................     --          33       --             --           --           33
  Conversion of 844 shares
   of Series B redeemable
   preferred into 2,385,783
   shares of common stock .................       2      8,360       --             --           --        8,362
  Deemed Dividend to
   preferred stockholders  ................     --        (629)      --             --           --         (629)
                                           --------- ---------- ---------  ------------- ------------ -----------
Balances at December 31, 1998.                   31    230,557       --             113     (191,809)     38,892

  Net loss.................................     --         --        --             --       (11,994)    (11,994)
  Change in net unrealized
    holding loss on available
    for sale securities....................     --         --        --            (713)         --         (713)

  Unrealized gain on
    investment of Abgenix..................     --         --        --         421,491          --      421,491
                                                                                                      -----------
  Comprehensive income(loss)...............     --         --        --             --           --      408,784
                                                                                                      -----------
  Adjustment to carrying
    amount of Abgenix
    investment as a result
    of March 4, 1999 Abgenix
    common stock offering..................     --       9,835       --             --           --        9,835
  Issuance of 516,970
   shares of common stock
   upon exercise of stock
   options and pursuant to
   the 1992 Employee Stock
   Purchase Plan...........................       1      3,332       --             --           --        3,333
  Issuance of 34,780 shares
   of common stock upon
   exercise of warrants....................     --         127       --             --           --          127
  Conversion of 462 shares
   of Series B redeemable
   preferred into 1,149,081
   shares of common stock .................       1      4,796       --             --           --        4,797
  Deemed Dividend to
   preferred stockholders  ................     --        (392)      --             --           --         (392)
                                           --------- ---------- ---------  ------------- ------------ -----------
Balances at December 31, 1999.                  $33   $248,255     $ --        $420,891    ($203,803)   $465,376
                                           ========= ========== =========  ============= ============ ===========

See accompanying notes.

CELL GENESYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    1999       1998      1997
                                                  --------- ---------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss........................................($11,994)  ($12,128)($123,529)
  Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation and amortization................   2,986      4,549     5,433
     Gain on disposal of property and equipment...     (34)       --         --
     Amortization of deferred compensation
       of subsidiary..............................      --        528       384
     Minority interest in net loss................      --     (4,192)       --
     Equity in losses of Xenotech joint venture...      --        118       897
     Equity in losses of Abgenix..................   3,083      2,917        --
     Gain on sale of shares of Abgenix............      --     (7,020)       --
     Charge for purchased in-process technology...      --        --     72,270
     Restructuring charges........................      --        --      4,021
     Charge for cross-license and settlement......      --        --     22,500
  Changes, excluding effect of acquisition, to:
     Prepaid expenses and other assets............    (645)     1,239    (1,000)
     Accounts payable.............................      21        (55)   (1,280)
     Accrued compensation and benefits............     768        704    (1,520)
     Deferred revenue from related parties........   3,492     (5,290)   (6,170)
     Accrued legal expenses.......................      61        592      (446)
     Accrued acquisition and related costs........     136       (716)   (3,203)
     Other accrued liabilities....................    (123)    (3,597)   (2,551)
                                                  --------- ---------- ---------
          Net cash provided by (used in)
            operating activities..................  (2,249)   (22,351)  (34,194)
                                                  --------- ---------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments............. (55,628)   (40,071)  (79,282)
  Maturities of short-term investments............  48,716     14,831     9,607
  Sales of short-term investments.................      --     57,614    56,375
  Purchase of subsidiary, net of cash acquired....      --        --      2,842
  Contributions to Xenotech joint venture.........      --         (8)   (4,647)
  Capital expenditures............................     (13)      (703)   (2,460)
  Proceeds from disposal of property and equipment      82        --         --
  Cash effect of applying equity method of
     accounting to the investment in
     Abgenix......................................      --       (642)       --
  Net proceeds from sale of Abgenix shares........      --      9,008        --
                                                  --------- ---------- ---------
          Net cash provided by (used in)
            investing activities..................  (6,843)    40,029   (17,565)
                                                  --------- ---------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible
    preferred stock.....                                --        --     19,817
  Proceeds from minority investment in subsidiary.      --      3,944    17,392
  Proceeds from issuances of common stock.........   3,461      1,121     2,563
  Proceeds from property and equipment financing..      --        --      5,735
  Payment of convertible note.....................      --    (15,000)       --
  Payments under equipment financing obligations..  (3,524)    (4,288)   (3,683)
                                                  --------- ---------- ---------
          Net cash provided by (used in)
            financing activities..................     (63)   (14,223)   41,824
                                                  --------- ---------- ---------
Net increase (decrease) in cash and cash
  equivalents.....................................  (9,155)     3,455    (9,935)
Cash and cash equivalents at beginning of year....  14,455     11,000    20,935
                                                  --------- ---------- ---------
Cash and cash equivalents at end of year..........  $5,300    $14,455   $11,000
                                                  ========= ========== =========

See accompanying notes

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and basis of presentation

     Cell Genesys, Inc. ("Cell Genesys" or the "Company"), a Delaware corporation, is focused on the development and commercialization of gene therapies to treat cancer and other major, life-threatening diseases.

Revenue recognition

     Revenue under collaborative agreements, is recorded when earned as defined under the terms of the respective collaborative agreements. Nonrefundable signing or licensing fees that are not dependent on future performance under collaborative agreements are recognized as revenue when received. Payments for research and development performed by the Company under contractual arrangements are recognized as revenue ratably over the period in which the related work is performed. Revenue from the achievement of milestone events is recognized when the funding party agrees that the scientific or clinical results stipulated in the agreement have been achieved. Deferred revenue arises principally due to timing of cash payments received under research and development contracts.

Research and development

     Research and development expenses, including direct and allocated expenses, expenses, consist of independent research and development costs and costs associated with sponsored research and development.

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

Cash, cash equivalents and short-term investments

     Cell Genesys places its cash, cash equivalents and short-term investments with high credit quality U.S. and foreign financial institutions, government and corporate issuers and limits the amount of credit exposure to any one issuer. The Company considers all highly liquid investments with insignificant interest rate risk with a maturity of less than three months when purchased to be cash equivalents. Cash and cash equivalents include $369,000 restricted cash for both years at December 31, 1999 and 1998. All investments are denominated in U. S. dollars.

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

Reclassifications

     Certain prior year balances have been reclassified to conform with the current year presentation.

Net loss per share

     With effect from December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and restated all prior periods. Under the provisions of SFAS 128, basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also give effect to the dilutive effect of stock options warrants and convertible preferred stock (calculated based on the treasury stock method). The Company does not present diluted earnings per share as the effect of potentially dilutive shares from stock options, warrants and preferred stock, is antidilutive.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income

     As of January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The measurement and presentation of net income (loss) does not change. Other comprehensive income (loss) includes certain changes to stockholders' equity of the Company that are excluded from net income (loss). Specifically, SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, including the Company's investment in Abgenix, Inc., which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income (loss).

Segment Reporting

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

Employer's Disclosures about Pensions and Other Postretirement Benefits

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

Accounting for Derivative Financial Instruments and for Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as delayed, is effective for years beginning after June 15, 1999 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101 (SAB 101). "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is evaluating the impact that the adoption of SAB 101, in the second quarter of 2000, may have on the Company's financial statements.

Statement of cash flows

     Supplemental disclosure to the Consolidated Statements of Cash Flows is as follows for the years ended December 31 (in thousands):

                                                    1999       1998      1997
                                                  --------- ---------- ---------
Cash paid for interest..........................      $824     $2,158    $2,224

     Supplemental disclosure regarding noncash investing and financing activities is as follows for the years ended December 31 (in thousands):

                                                    1999       1998      1997
                                                  --------- ---------- ---------
Furniture and equipment acquired under
  financing......................................      973     $1,268    $3,652
Deferred compensation related to grant of stock
  options by subsidiary..........................       --       $298    $1,703
Shares issued to Somatix stockholders............     $ --      $ --    $67,924

2. Investment in Abgenix and Minority Interest

     Since 1996, the Company has maintained an investment in Abgenix, Inc ("Abgenix"). In December 1997 and January 1998, Abgenix completed private placements of securities reducing Cell Genesys' percentage ownership from approximately 100 percent to approximately 54 percent.

     On July 2, 1998, Abgenix completed an initial public offering ("IPO") reducing Cell Genesys' percentage ownership to approximately 40 percent. Prior to the IPO, Abgenix was a consolidated subsidiary and its financial results were presented accordingly. From July 2, 1998 forward, the Company's investment in Abgenix is accounted for under the equity method of accounting as a result of the reduced ownership position. On March 4, 1999, Abgenix completed the sale of an additional 3,000,000 shares of common stock in a public offering resulting in approximately $45 million in gross proceeds, which further reduced the Company's ownership percentage in Abgenix to approximately 22 percent. The difference between the cost of the investment (the carrying value of the net assets less the equity in loss of Abgenix immediately prior to the public offering) and the amount of the underlying equity in net assets of Abgenix immediately following each of the public offerings was accounted for in accordance with APB Opinion No. 18 "The Equity Method of Accounting for Investment in Common Stock" and Staff Accounting Bulletin No. 51. "Accounting for Sales of Stock by a Subsidiary." Accordingly, the Company recognized $9.8 million as a contribution to stockholders' equity upon completion of the Abgenix March 1999 public offering.

     On November 19, 1999, Abgenix completed a private placement of 1.8 million shares of its common stock resulting in gross proceeds of approximately $75 million. Cell Genesys' ownership was further reduced to approximately 19 percent and accordingly, the Company no longer accounts for Abgenix's losses under the equity method of accounting. The Company's investment in Abgenix is now treated as an available for sale investment and accounted for in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." as the Company has a demand right to register the shares of Abgenix stock, the investment is carried at market value based on a value of $132.50 per share at December 31, 1999. The total carrying amount of the Company's investment in Abgenix at December 31, 1999 was $433 million. Cell Genesys has recorded equity loss in Abgenix of $3.1 million for the year ended December 31, 1999.

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

Purchased in-process technology.....................     $72,270
Purchased intangibles...............................         500
Liabilities assumed in excess of assets acquired....      (1,870)
                                                       ----------
                                                         $70,900
                                                       ==========

     The amount allocated to purchased in-process technology was charged to operations in 1997. The purchased intangible, assembled workforce, is being amortized over the period of three years using the straight-line method. Accumulated amortization of purchased intangibles at December 31, 1999 was $431,000. The operations of Somatix are included in the Company's consolidated operating results from May 31, 1997 forward.

     In addition, Cell Genesys recognized $6.6 million in 1997 for restructuring and integration expenses related to the acquisition. The current status of the accrued restructuring charges is summarized below:

                                            AMOUNT OF    AMOUNT     AMOUNT     AMOUNT    AMOUNT
                                              TOTAL    UTILIZED   UTILIZED   UTILIZED    TO BE
                                             RESTRUC-   THROUGH    THROUGH    THROUGH   UTILIZED
                                              TURING    DECEMBER   DECEMBER   DECEMBER  IN FUTURE
                                              CHARGE    31, 1997   31, 1998   31, 1999   PERIODS
                                            ---------- ---------- ---------- ---------- ---------
Employee-related costs..................       $2,880    ($2,730)     ($150)     $ --       $ --
Facility shut-down......................        1,991       (918)      (312)       307     1,068
Duplicate equipment.....................          537       (537)       --         --         --
Other...................................        1,170       (745)      (251)      (174)       --
                                            ---------- ---------- ---------- ---------- ---------
                                               $6,578    ($4,930)     ($713)      $133    $1,068
                                            ========== ========== ========== ========== =========

4. Termination of Merger Agreement between Cell Genesys and Genzyme

     On October 18, 1999, Genzyme General and the Company announced that they had entered into a definitive agreement under which Genzyme General was to acquire Cell Genesys for approximately $350 million in a tax-free stock-for-stock exchange. Under the terms of the agreement, Cell Genesys shareholders were to receive a fraction of a share of Genzyme General common stock for each share of Cell Genesys common stock owned. The exchange ratio was to be determined by dividing $10.00 by the average closing price of Genzyme General shares during the 20 trading days ending on the fifth trading day prior to completion of the merger. In no event would the exchange ratio be greater than 0.318 share of Genzyme General or less than 0.181 share of Genzyme General for each Cell Genesys share.

     The definitive merger agreement between the two companies was terminated by Genzyme General on December 21, 1999 following the decision announced by Cell Genesys that its board of directors had withdrawn its recommendation of the merger with Genzyme and recommended that stockholders not approve the merger. Cell Genesys noted that the value of its equity ownership of Abegnix had increased by approximately $240 million since the merger agreement was announced on October 18, 1999. In accordance with the terms of the merger agreement, the Company made a payment of $15 million on December 21, 1999 to Genzyme General as a result of the termination of the merger agreement which was charged to expense in the statement of operations for the year ended December 31, 1999.

5. Collaborative and License Agreements

Collaborative agreement with Japan Tobacco Inc.

     On December 17, 1998, Cell Genesys entered into a worldwide collaboration agreement with the pharmaceutical division of Japan Tobacco Inc. (JT) for the Company's GVAX® cancer vaccine program. The Company received initial payments under the agreement of $12.7 million in December 1998. During 1999, the Company received $12.8 million in research and development funding, $9.0 million for two product milestone achievements and a $2.5 million anniversity payment. Under the terms of this agreement, the Company could receive up to $27.5 million in research and development funding in the first three years and approximately $80 million in milestone payments if JT continues in the collaboration through the regulatory approvals of the two products. None of the payments involve an additional equity investment in Cell Genesys by JT, which currently owns approximately 3 percent of the Company.

Collaborative agreement with Aventis Pharmaceuticals (formerly Hoechst Marion Roussel)

     On September 15, 1999, Cell Genesys reacquired product rights to its AIDS gene therapy program following the termination of a collaboration agreement with Hoechst Marion Roussel, Inc. Since October 1995, the agreement has provided total funding of $51.6 million for the Company's AIDS gene therapy program including the Phase II human clinical trials conducted to date. The total funding includes a payment of $8 million received as final wind-down payment following the termination of the collaborative agreement and does not include a $20 million equity investment in Cell Genesys common stock.

Gene Activation Technology Licenses

     In 1997, the Company entered into an agreement to license the Company's gene activation technology to Hoechst Marion Roussel ("Aventis") for gene-activated erythropoietin (EPO) and a second undisclosed protein. The agreement provides for milestone payments and fees, in addition to royalties on future sales of these two potential gene-activated protein products. The Company recognized revenue of $4.0, $4.1 and $5.1 million in 1999, 1998 and 1997, respectively, pursuant to the agreement.

     In 1994, the Company entered into a license agreement for gene-activated follicle-stimulating hormone for infertility with Organon, a business unit of Akzo Nobel Pharma Group. In November 1996, the Company renegotiated the license agreement. The Company recognized revenue of $2.5 million in fiscal 1997 pursuant to the agreement.

6. Charge for Cross-license and Settlement

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

     On March 27, 1997, the Company announced that, along with Abgenix, Xenotech and Japan Tobacco, it had signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. The cross-license agreement includes a worldwide royalty free cross-license to all issued and related patent applications pertaining to the generation of fully human monoclonal antibody technologies in genetically modified strains of mice. The Company also obtained a license to certain technology in the field of gene therapy held by GenPharm. As consideration for the cross-license and settlement agreement, Cell Genesys issued a note for $15 million bearing interest at a rate of 7 percent per annum, which came due and was paid on September 30, 1998. Total interest paid for the note was $805,000 and $787,500 in 1998 and 1997, respectively. Of this note, $3.75 million was contributed to, then paid by Xenotech. The entire amount of the note was recognized as expense by Abgenix in the first quarter of 1997. In addition, Japan Tobacco also made a cash payment to GenPharm. During 1997, two milestones contemplated under the cross license and settlement agreement related to the issuance of specified patents of $7.5 million each were met. Xenotech recognized an expense of $15 million, $7.5 million of which was paid in cash in the fourth quarter of 1997 and the remainder was paid in the fourth quarter of 1998. During 1997, Abgenix recognized an expense of $7.5 million for its contribution due to Xenotech for its share of the patent milestones which was paid in two equal installments in 1997 and 1998. No additional milestone payments will accrue under this agreement.

7. Fair Value of Financial Instruments

     The following is a summary of the Company's available-for-sale securities at December 31, 1999 and 1998, respectively (in thousands):

                                              GROSS      GROSS
                                  AMORTIZED UNREALIZED UNREALIZED ESTIMATED
                                    COST      GAINS      LOSSES   FAIR VALUE
                                  --------- ---------- ---------- ---------
1999
U.S. Government and its agencies.   $8,621     $ --        ($139)   $8,482
Corporate notes..................   31,107       --         (387)   30,720
Commercial paper.................    6,004       --          (74)    5,930
Abgenix common stock.............   11,833    421,491         --   433,324
                                  --------- ---------- ---------- ---------
                                   $57,565   $421,491      ($600) $478,456
                                  ========= ========== ========== =========

Classified as:
Cash equivalents.................     $145     $ --         $ --      $145
Short-term investments...........   45,587       --         (600)   44,987
Investment in Abgenix
   common stock..................   11,833    421,491         --   433,324
                                  --------- ---------- ---------- ---------
                                   $57,565   $421,491      ($600) $478,456
                                  ========= ========== ========== =========

1998
U.S. Government and its agencies.  $16,327        $51     $ --     $16,378
Corporate notes..................   17,293         27       --      17,320
Commercial paper.................   16,900         35       --      16,935
                                  --------- ---------- ---------- ---------
Short-term investments...........  $50,520       $113     $ --     $50,633
                                  ========= ========== ========== =========

     The unrealized holding gains (losses) on these securities at December 31, 1999 and 1998 are ($600,000) and $113,000, respectively, and are included in the Company's accumulated deficit. Gross realized gains and losses for 1999 were $156,000 and gross realized gains recorded on sales of available-for-sale securities were immaterial for the year ended December 31,1998.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 1999, by contractual maturity, are shown below (in thousands):

                                            AMORTIZED  ESTIMATED
                                               COST    FAIR VALUE
                                            ---------- ----------
Due in one year or less...............        $13,482   $434,950
Due after one through two years.......         44,083     43,506
                                            ---------- ----------
                                              $57,565   $478,456
                                            ========== ==========

7. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                          1999      1998
                                                       ---------- ---------
Furniture and equipment under equipment financing..       $8,893   $12,141
Machinery and equipment............................        7,788     4,574
Leasehold improvements under financing.............        5,463     5,129
Leasehold improvements.............................        2,561     3,929
Construction in progress...........................          126       165
                                                       ---------- ---------
                                                          24,831    25,938
Accumulated depreciation and amortization..........      (20,633)  (19,859)
                                                       ---------- ---------
                                                          $4,198    $6,079
                                                       ========== =========

     The Company recognized depreciation expense of $2,819,000, $4,567,000 and $5,281,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

9. Debt Obligations

Property and equipment financing

     As of December 31, 1998 the Company has $13.4 million of property and equipment financed through long-term obligations. These obligations bear an average interest rate ranging from 10 to 14 percent, have up to 5 year terms and contain various buy-out provisions at term expiration. These obligations are secured by certain fixed assets at the Company and by certain deposits. Under these obligations, the Company is required to meet various financial covenants with which it was in compliance at December 31, 1999. $966,000 is available under these leaselines for future financings.

     Future minimum principal payments under property and equipment financing as of December 31, 1999 were (in thousands):

Years ending December 31:
  2000.....................................................         $3,130
  2001.....................................................          2,070
  2002.....................................................            746
  2003.....................................................            540
  2004 and beyond..........................................            253
                                                                  ---------
  Total minimum lease payment..............................          6,739
Less: Amount representing interest.........................           (864)
                                                                  ---------
Present value of future lease payments.....................          5,875
Current portion                                                     (2,677)
                                                                  ---------
Non-current portion                                                 $3,198
                                                                  =========

10. Commitments and Contingencies

Rental Commitments

     The Company leases its facilities and certain equipment under non- cancelable operating leases. The leases expire at various dates through 2007 and some contain options for renewal. Rent expense under operating leases was $1.7 million in 1999, $2.7 million in 1998 and $2.2 million in 1997. Included in accrued liabilities was $1.1 million at December 31, 1999, for future lease payments, net of expected sublease income, related to the closed Alameda facility assumed through the Somatix acquisition in May 1997.

     Future minimum payments under noncancelable operating and capital leases, excluding the Alameda facility, at December 31, 1999 were (in thousands):

                                                         Operating
                                                          Leases
                                                        -----------
Years ending December 31:
  2000.................................................     $1,488
  2001.................................................      1,568
  2002.................................................        162
  2003.................................................          6
  2004 and beyond......................................       --
                                                        -----------
  Total minimum lease payment..........................     $3,224
                                                        ===========

11. Redeemable Convertible Preferred Stock

     On November 14, 1997, the Company completed a private placement of 2,000 shares of Series B redeemable convertible preferred stock ("preferred stock") for aggregate proceeds of $20 million. The Company, subject to certain conditions, may exercise a put option to sell up to an additional $10 million of preferred stock and investors, subject to certain conditions, may exercise a call option to purchase up to an additional $10 million of preferred stock. Each of the preferred shares is convertible, at the option of the holder, into shares of common stock of the Company based upon a conversion price of $11.02 per share or, if lower, 100 percent of the average of specified trading prices during the ten trading days preceding a conversion. Any shares not converted prior to November 2002 are automatically converted into shares of the Company's common stock. The convertible preferred stock bears a dividend of 5 percent, payable in kind upon conversion. If the Company enters into a "major transaction" or effects a "triggering event" as defined in the private placement agreement, the stock may be redeemed at the option of the holders. Examples of such transactions or events would include a change in control of the Company or delisting of the Company's stock. The preferred stock is non-voting. At December 31, 1999, 1,306 shares of Series B preferred stock had been converted into common stock and 694 shares remained outstanding.

     During the past year, the majority of the outstanding Series B preferred shares were converted into common shares. Of the total original issue of $20 million face value of Series B preferred shares, approximately $7.7 million remain outstanding as of December 31, 1999. The fixed conversion price for these shares is $11.02.

     Subsequent to year end, the Company received approximately $8.8 million from the issuance of 875 new Series B Convertible Preferred shares following the exercise of call options for these shares. The newly issued preferred shares have a Fixed Conversion Price of $14.53 and other terms as defined by the Series B Preferred Stock agreements dated November 14, 1997. The call option right which was available under the terms of these agreements was triggered by the rise of Cell Genesys' stock price. Following the issuance of the new preferred shares, no further call options remain outstanding.

12. Stockholder's Equity

Accounting for Stock Issued to Employees

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Incentive Stock Plans

     The Company's 1989 Incentive Stock Plan and the 1998 Incentive Stock Plan ("the Plans") provide for the issuance of common stock and granting of options for common stock to employees, officers, directors and consultants of the Company. The Company grants shares of common stock for issuance under the Plans at no less than the fair market value of the stock (85 percent of fair market value for non-qualified options). Options granted under the Plans have a maximum term of ten years and generally vest over four years at the rate of 25 percent one year from the grant date and 1/48 monthly thereafter.

     Effective November 6, 1998, Cell Genesys offered employees holding outstanding options the opportunity to exchange each option share for one option share priced at $4.125 (the deemed fair market value). The new options are not eligible for exercise prior to May 6, 1999, after which vesting continues in accordance with the previous options' vesting schedule. All other terms remained unchanged. As a result of the offer, 1,765,835 options were exchanged which are included in the table below.

     The following table summarizes information about the plan:

                                                   Outstanding Options
                                                  -----------------------
                                                               Weighted-
                                                                Average
                                        Shares     Number of    Exercise
                                       Available     Shares      Price
                                      ----------- ------------ ----------
Balances, December 31, 1996.........       1,367        2,335      $6.36
     Authorized.....................       1,750
     Granted........................      (2,410)       2,410      $6.99
     Exercised......................                     (442)     $4.48
     Canceled.......................       1,372       (1,372)     $8.52
                                      ----------- ------------
Balances, December 31, 1997.........       2,079        2,931      $6.13
     Authorized.....................         800
     Granted........................      (2,940)       2,940      $5.46
     Exercised......................                     (177)     $4.32
     Canceled.......................       2,419       (2,419)     $7.14
                                      ----------- ------------
Balances, December 31, 1998.........       2,358        3,275      $4.88
     Authorized.....................        --
     Granted........................      (1,296)       1,296      $7.65
     Exercised......................                     (296)     $4.08
     Expired........................      (1,289)
     Canceled.......................         424         (424)     $6.41
                                      ----------- ------------
Balances, December 31, 1999.........         197        3,851      $5.69
                                      =========== ============

Exercisable at December 31, 1999....                    1,997      $4.77
                                                  ============

Exercisable at December 31, 1998....                    1,038      $5.43
                                                  ============

Exercisable at December 31, 1997....                    1,425      $5.68
                                                  ============

Weighted average fair value of options granted during 1999.....    $4.77
Weighted average fair value of options granted during 1998.....    $3.55
Weighted average fair value of options granted during 1997.....    $3.78

     The following table summarizes information about stock options outstanding at December 31, 1999:

                          Options Outstanding            Options Exercisable
                   ----------------------------------  ---------------------
                                Weighted-
                                 Average    Weighted-              Weighted-
                     Number     Remaining    Average     Number     Average
    Range of       Outstanding Contractual  Exercise   Exercisable Exercise
   Exercise Prices    (000)    Life (Years)   Price       (000)      Price
------------------ ----------- ------------ ---------  ----------- ---------
  $0.30 -   $1.50         113          1.7     $1.29          113     $1.29
  $3.00 -   $4.38       1,673          8.2      4.01        1,250     $3.98
  $4.75 -   $6.75       1,025          8.3      5.75          440     $5.80
  $7.00 -  $10.13         999          9.4      8.73          153     $7.64
 $11.00 -  $11.75          41          3.4     11.19           41    $11.19
--------           -----------                         -----------
                        3,851                               1,997
                   ===========                         ===========

Somatix 1992 Stock Option Plan

     Under the terms of the merger agreement with Somatix, the Company adopted the 1992 Stock Option Plan. Information with respect to the plan activity from the date of acquisition, May 30, 1997 to December 31, 1999 follows:

                                                   Outstanding Options
                                                  -----------------------
                                                               Weighted-
                                                   Number of    Average
                                                     Shares     Exercise
                                                     (000)       Price
                                                  ------------ ----------
Outstanding at acquisition.......................       1,018      $8.94
  Granted........................................       --          --
  Exercised......................................         (44)     $4.69
  Canceled.......................................        (137)    $10.15
                                                  ------------
Authorized and Outstanding at December 31, 1997..         837      $8.97
  Granted........................................       --          --
  Exercised......................................       --          --
  Canceled.......................................        (108)    $16.04
                                                  ------------
Authorized and Outstanding at December 31, 1998..         729      $9.01
  Granted........................................       --          --
  Exercised......................................        (221)     $7.92
  Canceled.......................................         (14)    $15.83
                                                  ------------
Authorized and Outstanding at December 31, 1999..         494      $9.30
                                                  ============

Exercisable at December 31, 1999.................         491      $9.26
Exercisable at December 31, 1998.................         719      $8.92
Exercisable at December 31, 1997.................         810      $8.73

Weighted average remaining contractual
  life at December 31, 1999......................              5.05 years

1992 Employee Stock Purchase Plan

     The 1992 Employee Stock Purchase Plan allows eligible employees to participate and purchase common stock at 85 percent of its fair value at certain specified dates. Employee contributions are limited to 10 percent of compensation. A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan. As of December 31, 1999, 393,993 shares have been issued pursuant to the Purchase Plan.

Pro forma information

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for options granted under its employee stock option plans, and the Purchase Plan under the fair value method of that Statement. The fair value of Cell Genesys' options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1997, 1998 and 1999, respectively: risk-free interest rates of 6.46, 4.64 and 5.5 percent; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.68, 0.68 and 0.67; and an expected life of the option of 5 years under the stock option plan and 0.5 years for options granted under the Purchase Plan.

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

                                    Year Ended December 31,
                               --------------------------------
                                  1999       1998       1997
                               ---------- ---------- ----------
Net loss:
  As reported..............     ($11,994)  ($12,128) ($123,529)
  Pro forma................     ($16,274)  ($14,463) ($126,549)

Net loss per share:
  As reported..............       ($0.39)    ($0.46)    ($5.33)
  Pro forma................       ($0.51)    ($0.51)    ($5.46)

Stockholder Rights Plan

     In July 1995, the Board of Directors approved a stockholder rights plan under which stockholders of record on August 21, 1995 received one preferred share purchase right for each outstanding share of the Company's common stock. The rights are exercisable only if an acquirer purchases 20 percent or more of the Company's common stock or announces a tender offer for 20 percent or more of the Company's common stock. Upon exercise, holders other than the acquirer may purchase Cell Genesys stock at a discount. The board of directors may terminate the rights plan at any time or under certain circumstances redeem the rights.

Warrants

     In connection with its collaboration agreement with Hoechst Marion Roussel, the Company has a warrant outstanding for the purchase of 750,000 shares of common stock at an exercise price of $13.00 per share, which expires in 2000.

     The Company has assumed various warrants issued by Somatix for the purchase of common stock, of which 34,780 shares were exercised during 1999, at exercise prices ranging from $0.03 to $18.83 per share. Remaining warrants expired at various dates during 1999 and none remain outstanding at December 31, 1999.

     During January 2000, the Company announced that it had acquired an additional 121,667 shares of stock in Abgenix in connection with the exercise of warrants. The warrants had an exercise price of $6.00 per share, resulting in payment of approximately $0.7 million to Abgenix. The current market value of shares received in return from the exercise of the warrants as of March 15, 2000, was approximately $33.6 million.

Shares reserved

     At December 31, 1998, the Company has reserved shares of common stock for potential future issuance consisting of (i) 2,089,136 upon conversion of preferred stock; (ii) 750,000 upon exercises of warrants; and (iii) 4,647,363 for exercises under the employee stock option plans or the stock purchase plan.

13. Income Taxes

     As of December 31, 1999, the Company had federal net operating loss carryforwards of approximately $124.3 million. The Company also had federal research and development tax credit carryforwards of approximately $2.9 million as of December 31, 1999. The federal net operating loss and research credit carryforwards will expire in various dates beginning in 2000 through 2019, if not utilized.

     Utilization of the net operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                          December 31,
                                                     ---------------------
Deferred Tax Assets:                                    1999       1998
                                                     ---------- ----------
Net operating loss carryforwards.............          $42,300    $41,400
Research credit carryforwards................            3,700      3,200
Capitalized research and development.........            1,400      1,300
Other accruals & reserves....................            5,700      3,700
                                                     ---------- ----------
Net deferred tax assets......................           53,100     49,600
Valuation allowance .........................          (53,100)   (49,600)
                                                     ---------- ----------
Net deferred tax assets                                  $  --      $  --
                                                     ========== ==========

     The net valuation allowance decreased by $12.2 million during the year ended December 31, 1997 and increased by $38 million during the year ended December 31, 1998. Approximately $3.0 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

14. Litigation and Contingencies

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

15. Segment Information

     Cell Genesys, Inc. has one reportable segment: development and commercialization of gene therapies to treat cancer and other major, life-threatening diseases.

16. Subsequent Events (unaudited)

     In the first quarter of 2000, Cell Genesys received net proceeds of approximately $194 million for the sale of 966,000 shares of Abgenix common stock. The transaction was related to a secondary Abgenix offering in which a total of 3,450,000 Abgenix shares were sold with 966,000 of the shares being sold by Cell Genesys. After the transaction, Cell Genesys retains 2,426,034 shares, or approximately 12 percent, of Abgenix common stock.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. INDEX TO FINANCIAL STATEMENTS

Balance Sheets at December 31, 1999 and 1998

Statements of Operations for the years ended December 31, 1999, 1998 and 1997

Statement of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows for the years ended December 31, 1999, 1978 and 1997

Notes to Financial Statements

2. INDEX TO FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

     Not applicable

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
                   1997, made by Cell Genesys Inc. to the order of GenPharm
                   International, Inc.
    10.29*         GVAX® Agreement By and Between Japan Tobacco Inc. and
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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on March 30, 2000:

CELL GENESYS, INC.

By:	/s/ MATTHEW J. PFEFFER

Matthew J. Pfeffer
Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: March 30, 2000

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Sherwin, M.D. and Matthew J. Pfeffer, jointly and severally, as his attorneys-in-fact, each with the full power of substitution, for him , in any and all capacities, to sign any amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                          Title                   Date
--------------------------------  -----------------------------  --------------
 /s/ STEPHEN A. SHERWIN, M.D.     Chairman of the Board,         March 30, 2000
--------------------------------    President and Chief
     Stephen A. Sherwin, M.D.     Executive Officer (Principal
                                  Executive Officer)

 /s/ MATTHEW J. PFEFFER           Vice President and             March 30, 2000
--------------------------------  Chief Financial Officer
     Matthew J. Pfeffer           (Principal Financial and
                                  Accounting Officer)

 /s/ DAVID W. CARTER              Director                       March 30, 2000
--------------------------------
     David W. Carter

 /s/ JAMES M. GOWER               Director                       March 30, 2000
--------------------------------
     James M. Gower

 /s/ JOSEPH E. MAROUN             Director                       March 30, 2000
--------------------------------
     Joseph E. Maroun

 /s/ JOHN T. POTTS, JR., M.D.     Director                       March 30, 2000
--------------------------------
     John T. Potts, Jr., M.D.

 /s/ EUGENE L. STEP               Director                       March 30, 2000
--------------------------------
     Eugene L. Step

 /s/ INDER M. VERMA, PH.D.        Director                       March 30, 2000
--------------------------------
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