Form 10-Q
period 2000-03-31
CELL GENESYS INC
filed 2000-05-15
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of April 30, 2000, the number of outstanding shares of the Registrant's Common Stock was 33,706,880.

CELL GENESYS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets -- March 31, 2000 and December 31, 1999

  Condensed Consolidated Statements of Operations -- Three Months ended March 31, 2000 and 1999

  Condensed Consolidated Statements of Cash Flows -- Three Months ended March 31, 2000 and 1999

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

Cell Genesys, Inc.

Condensed Consolidated Balance Sheets
(In thousands)

                                                     March 31,     December 31,
                                                        2000           1999
                                                     ------------  -----------
                                                     (unaudited)
Assets
Current assets:
   Cash and cash equivalents, including restricted
     cash of $369 for 1999 and 2000..................   $137,446       $5,300
   Short-term investments............................    112,963       44,987
   Investment in Abgenix common stock................    335,098      433,324
   Prepaid expenses and other current assets.........      1,818        1,465
                                                     ------------  -----------
Total current assets.................................    587,325      485,076
Property and equipment, net..........................      3,848        4,198
Deposits and other assets............................        368          409
                                                     ------------  -----------
                                                        $591,541     $489,683
                                                     ============  ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..................................       $550       $1,124
   Accrued compensation and benefits.................       $763       $2,056
   Deferred revenue..................................     13,966        4,195
   Accrued legal expenses............................        216          712
   Accrued acquisition and related costs.............      1,052        1,068
   Accrued clinical trial costs......................        696          715
   Other accrued liabilities.........................        390          883
   Current portion of property and equipment
     financing.......................................      1,284        2,677
   Accrued tax provision.............................     47,940          --
                                                     ------------  -----------
Total current liabilities............................     66,857       13,430

Noncurrent portion of property and equipment
   financing.........................................      2,118        3,198
Redeemable convertible preferred stock...............     16,429        7,679

Stockholders' equity:
   Common stock......................................         34           33
   Additional paid-in capital........................    254,468      248,255
   Accumulated other comprehensive income, principally
      unrealized gains on investment of Abgenix......    325,402      420,891
   Accumulated deficit...............................    (73,767)    (203,803)
                                                     ------------  -----------
Total stockholders' equity...........................    506,137      465,376
                                                     ------------  -----------
                                                        $591,541     $489,683
                                                     ============  ===========

See accompanying notes.

Cell Genesys, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                            Three Months Ended
                                                 March 31,
                                           ------------------------
                                                  2000        1999
                                           ------------ -----------
Revenue under collaborative agreements.....     $4,600      $6,076
                                           ------------ -----------

Operating expenses:
  Research and development.................      6,400       5,537
  General and administrative ..............      1,659       1,095
                                           ------------ -----------
Total operating expenses...................      8,059       6,632

Equity in loss of Abgenix..................        --       (1,202)
Gain on sale of Abgenix stock..............    190,236         --
Interest and other income..................      2,090         937
Interest expense...........................       (123)       (278)
                                           ------------ -----------
Net income (loss) before income tax........    188,744      (1,099)
Provision for income tax...................    (47,940)        --
                                           ------------ -----------
Net income (loss) before culumlative
  effect of accounting change..............    140,804      (1,099)
Cumulative effect of change in accounting..    (10,767)        --
                                           ------------ -----------
Net income (loss)..........................   $130,037     ($1,099)
                                           ============ ===========
Basic income (loss) per common share
  before cumulative effect of
  accounting change........................      $4.24      ($0.04)
Accounting change..........................      (0.32)         --
                                           ------------ -----------
Basic income (loss) per common share.......      $3.92      ($0.04)
                                           ============ ===========
Diluted income (loss) per common share
  before cumulative effect of
  accounting change........................      $3.85      ($0.04)
Accounting change..........................      (0.29)         --
                                           ------------ -----------
Diluted income (loss) per common share....       $3.56      ($0.04)
                                           ============ ===========
Weighted average shares of common stock
  outstanding - basic......................     33,151      30,965
                                           ============ ===========
Weighted average shares of common stock
  outstanding - diluted....................     36,511      30,965
                                           ============ ===========

See accompanying notes.

Cell Genesys, Inc.

Condensed Cosolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                               Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                               2000        1999
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net profit (loss)....................................   $130,037     ($1,099)
   Adjustments to reconcile net profit (loss) to net
     cash used by operating activities:
     Depreciation and amortization......................        608         796
     Gain on disposal of property and equipment.........        (45)         --
     Equity in losses of Abgenix........................         --       1,202
   Changes to:
     Prepaid expenses and other assets..................       (353)       (396)
     Accounts payable...................................       (696)       (564)
     Accrued compensation and other benefits............     (1,293)       (483)
     Deferred revenue...................................      9,771         519
     Accrued legal expenses.............................       (496)        (26)
     Accrued acquisition and related costs..............        (16)       (252)
     Other accrued liabilities..........................       (390)        (37)
     Accrued tax provision..............................     47,940          --
                                                          ----------  ----------
          Net cash provided by (used in) operating
                 activities.............................    185,067        (340)
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments..................    (71,006)    (10,930)
   Sales of short-term investments......................      2,994       4,000
   Adjustment in accumulated other comprehensive
     income from sale of Abgenix stock..................      3,502          --
   Proceeds from disposal of property and equipment.....         48          --
   Capital expenditures.................................       (220)         --
   Exercise of Abgenix warrants.........................       (730)         --
                                                          ----------  ----------
          Net cash used in investing activities.........    (65,412)     (6,930)
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of convertible
     preferred stock....................................      8,750          --
   Proceeds from issuance of common stock...............      6,214         328
   Proceeds from property and equipment financing.......         --          92
   Payments under property and equipment
     financing obligations..............................     (2,473)       (821)
                                                          ----------  ----------
          Net cash provided by (used in) financing
                 activities.............................     12,491        (401)
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents....    132,146      (7,671)
Cash and cash equivalents at beginning of period........      5,300      14,086
                                                          ----------  ----------
Cash and cash equivalents at end of period..............   $137,446      $6,415
                                                          ==========  ==========

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

Comprehensive income (loss)

Cell Genesys recognized total comprehensive income of $37.0 million, including change in unrealized gain in investment of Abgenix, Inc. ("Abgenix") of $95.5 million, for the three months ended March 31, 2000, compared to total comprehensive loss of $1.2 million for the same period in the prior year.

2. Change in accounting

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 during the first quarter of 2000 and has reflected the cumulative effect of this accounting change as a single line item in the Statement of Operations. Under this change, the Company recognizes non-refundable, up-front payments and annual maintenance fee revenue ratably over the term of the related collaborative agreement.

3. Investment in Abgenix

Since 1996, the Company has maintained an investment in Abgenix. In December 1997 and January 1998, Abgenix completed private placements of securities reducing Cell Genesys' percentage ownership from 100 percent to approximately 54 percent. On July 2, 1998, Abgenix completed an initial public offering ("IPO"), reducing Cell Genesys' percentage ownership to approximately 40 percent. Prior to the IPO, Abgenix was a consolidated subsidiary and its financial results were presented accordingly. From July 2, 1998 to November 19, 1999, the Company's investment in Abgenix was accounted for under the equity method of accounting as a result of the reduced ownership position. On March 4, 1999, Abgenix completed the sale of an additional 3,000,000 shares of common stock in a public offering resulting in approximately $45.0 million in gross proceeds, which further reduced the Company's ownership percentage in Abgenix to approximately 22 percent. The difference between the cost of the investment (the carrying value of the net assets less the equity in loss of Abgenix immediately prior to the public offering) and the amount of the underlying equity in net assets of Abgenix immediately following each of the public offerings was accounted for in accordance with APB Opinion No. 18 "The Equity Method of Accounting for Investment in Common Stock" and Staff Accounting Bulletin No. 51. Accordingly, the Company recognized $9.8 million as a contribution to Stockholders' Equity upon completion of the Abgenix March 1999 public offering.

On November 19, 1999, Abgenix completed a private placement of 1.8 million shares of its common stock resulting in gross proceeds of approximately $75.0 million. Cell Genesys' ownership was thereby further reduced to approximately nineteen percent and accordingly, the Company no longer accounts for Abgenix's losses under the equity method of accounting. The Company's investment in Abgenix is now treated as available for sale and accounted for in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

On February 11, 2000, Cell Genesys received net proceeds of approximately $194.0 million from the sale of 966,000 shares of Abgenix common stock. The transaction was completed as part of a secondary Abgenix offering in which a total of 3,450,000 Abgenix shares were sold, with 966,000 of the shares being sold by Cell Genesys. After the transaction, Cell Genesys retains 4,852,068 shares (post-split), or approximately 12 percent, of Abgenix common stock. The investment is carried at market value based on a value of $69.06 per share on March 31, 2000. The total carrying amount of the Company's investment in Abgenix at March 31, 2000 was $335.1 million.

CELL GENESYS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about the Company's clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technology, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward- looking statements. The following should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's current report on Form 8-K filed on January 27, 2000.

Overview

Since its inception in April 1988, Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize in vivo and/or ex vivo gene therapies to treat cancer and other major, life-threatening diseases, including hemophilia. Cell Genesys' clinical programs include GVAX® cancer vaccines in Phase II studies for prostate cancer and Phase I/II studies for lung cancer. GVAX® vaccines for prostate cancer and for lung cancer are being developed through a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT"). In addition, Cell Genesys has preclinical programs which are evaluating potential gene therapies for hemophilia, cancer, cardiovascular disorders and Parkinson's disease. The Company also has assets outside of its core business which can be used to help maintain financial strength while product candidates are under development. These assets include Cell Genesys' 12 percent equity ownership of Abgenix, Inc. ("Abgenix", Nasdaq-AMEX: ABGX), which is focused on the development and commercialization of antibody therapies, and a licensing program in gene activation technology.

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

During 1999, the Company reported encouraging data from its Phase I/II human clinical trials evaluating the GVAX® vaccine for prostate cancer. Data from the recently completed Phase I/II trial of GVAX® prostate cancer vaccine demonstrate evidence of clinical safety and preliminary evidence of antitumor effects as measured by levels of prostate specific antigen ("PSA") and by specific antibody formation. Based on positive results from this trial, the Company initiated two multicenter trials of GVAX® vaccine in prostate cancer which are both fully enrolled. Phase I/II clinical trials for GVAX® vaccine in lung cancer revealed preliminary indications of antitumor activity and the Company recently initiated a multicenter trial for GVAX® lung cancer vaccine.

An additional financial asset for Cell Genesys, aside from the Company's cash and holdings in Abgenix, is its licensing program for its gene activation technology which has brought in more than $23.0 million to date. In 1997, the Company signed a license agreement with Hoechst Marion Roussel, Inc. ("Hoechst Marion Roussel") now Aventis Pharmaceuticals, Inc. ("Aventis") providing access to the Company's intellectual property for gene-activated erythropoietin (EPO) and a second undisclosed protein. In exchange, the Company may receive up to $26.0 million in milestone payments and fees in addition to royalties on potential future sales of these two gene-activated products. To date, the Company has received over $15.0 million from this license agreement including a $2.0 million annual payment received in this quarter.

The Company's preclinical research is focused on studies of gene therapy in animal models for hemophilia cancer, restenosis and Parkinson's disease. For example, in hemophilia gene therapy studies, a single injection resulted in improved blood clotting and reduced number of bleeding episodes in a dog hemophilia model. Similarly, in studies for Parkinson's disease, a single injection of gene therapy essentially eliminated the need for daily L-dopa injections in mice with a Parkinson's-like condition. Cardiovascular gene therapy studies demonstrated the inhibition of smooth muscle proliferation in rabbit models of restenosis. During 1999, the Company expanded its collaboration with Mitotix, Inc. for p16/p27 genes to include applications in cancer gene therapy in addition to cardiovascular gene therapy. In addition, since the beginning of 1999, the Company entered into agreements relating to its gene delivery technologies with Entremed, Inc., Rigel Pharmaceuticals, Inc., Pharmacia & Upjohn and Clontech Laboratories, Inc., a wholly owned subsidiary of Becton Dickinson.

Cell Genesys ended the first quarter of 2000 with approximately $250.4 million in cash and short-term investments. The Company has maintained its financial position by relying on funding from various corporate collaborations and licensing agreements, as well as through expense management. The Company plans to continue to finance its operations, when possible, through corporate collaborations with established pharmaceutical and biotechnology companies. This funding strategy should allow the Company to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources for research, development, manufacturing capabilities, and marketing infrastructure, which will aid in the commercialization of potential disease therapies.

Results of Operations

Revenue decreased to $4.6 million for the three months ended March 31, 2000, from $6.1 million for the same prior year period. Higher revenue in 1999 reflected a $2.0 million gene activation milestone earned in the first quarter of 1999, partially offset by increased revenues as a result of the ramp-up of research and development activities funded under the Company's collaboration agreement with JT for selected targets in the company's GVAX® cancer vaccine program.

Research and development expenses were $6.4 million for the three months ended March 31, 2000, compared with $5.5 million for the three months ended March 31, 1999. The increase in research and development costs is primarily a result of advancing clinical trial programs and increased headcount and are expected to continue to increase in the future. The rate of increase depends on a number of factors including progress in research and development and especially in clinical trials.

General and administrative expenses were $1.7 million for the three months ended March 31, 2000, compared with $1.1 million for the three months ended March 31, 1999. The increase also resulted from additional headcount in administrative area to support expanded preclinical and clinical programs.

Interest and other income increased to $2.1 for the three months ended March 31, 2000, from $0.9 million for the three months ended March 31, 1999. The increase is a result of higher average cash balances during 2000 and higher interest rates compared to 1999. Interest expense decreased to $123,000 for the three months ended March 31, 2000, from $278,000 for the three months ended March 31, 1999, due primarily to reduced debt in the current year.

Cell Genesys had net income of $130.0 million for the three months ended March 31, 2000, compared to net loss of $1.1 million for the same period in the prior year. The increase in income was mainly due to realized gain on sale of Abgenix common stock this quarter, partially offset by $10.8 million revenue adjustment under the cumulative effect of accounting change following the adoption of SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The net loss of $1.1 million during the same prior year period included equity in loss of Abgenix of $1.2 million. From November 1999 forward, the Company no longer accounts for Abgenix's losses under the equity method of accounting because the Company's ownership in Abgenix fell below twenty percent.

Net Income (Loss) Per Share

Basic earnings per share is calculated using income available to common share owners divided by the weighted average of common shares outstanding during the reporting period. Diluted earnings per share is similar to Basic EPS except that the weighted average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as preferred stock, warrants and options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the warrants and option assumed to be exercised.

Liquidity and Capital Resources

Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. In February 2000, the Company received $194.0 million in net proceeds from the sale of 966,000 shares of Abgenix common stock. From inception through March 31, 2000, the Company has received $181.6 million in net proceeds from sale of Cell Genesys' stock, $151.9 million under collaborative agreements and utilized $28.2 million of property and equipment financings.

At March 31, 2000, Cell Genesys' cash, cash equivalents and short-term investments totaled $250.4 million, compared to $50.3 million at December 31, 1999. The increase was due primarily to net proceeds from the sale of Abgenix common stock. At March 31, 2000, the Company held approximately 4.9 million shares (post-split) of Abgenix common stock, which had a market value of approximately $335.1 million.

Cell Genesys anticipates that fiscal year 2000 cash usage will not exceed $15.0 million, net of $194.0 million Abgenix stock proceeds, anticipated tax payments from the gain on the sale of Abgenix stock and any potential acquisition of a late stage product candidate. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction of collaborative partners; the acquisition of new products or technologies; the cost of litigation; patent interference proceedings or other legal proceedings or their resolution.

Cell Genesys believes that its available cash, cash equivalents and short-term investments at March 31, 2000 together with payments to be received under the Company's collaborative agreements, license agreements and proceeds from the sale of Abgenix stock, during February 2000, will be sufficient to meet the Company's currently planned operating expenses in the near term.

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

Our future capital requirements will depend on, and could increase as a result of, many factors such as:

  continued scientific progress of research and development programs magnitude of such programs' expenses
  progress of preclinical and clinical testing
  time and costs involved in obtaining regulatory approvals
  costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims competing technological and market developments
  changes in collaborative relationships with Japan Tobacco and others terms of any additional collaborative arrangements into which we may enter our ability to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements cost of establishing manufacturing facilities
  cost of commercialization activities
  demand for our products, if and when approved
  potential redemption obligations in connection with conversion of the Series B convertible preferred stock our ability to realize the carrying value of the Abgenix stock due to its volatility

We expect to be able to raise additional funds through collaborative relationships, sales of some portion or all of our investment in Abgenix, additional equity or debt financings, or otherwise. Because of our long- term capital requirements, we may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to us, or, if available, that it will be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. There can be no assurance that opportunities for in- licensing technologies or for third party collaborations will continue to be available to us on acceptable terms. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to certain of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow.

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

We have not been profitable and may not become profitable in the future. We have incurred annual net losses since our inception. At March 31, 2000, our accumulated deficit was approximately $73.8 million. For the three months ended March 31, 2000, we incurred profit of $130.0 million. However, these profits were related to the sale of Abgenix stock and we expect to resume incurring operating losses in the future. We expect to incur substantial operating losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials, manufacturing and to a lesser extent, from general and administrative expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

Our gene therapy programs depend on new and unproven technologies. Gene therapy is a new technology. Existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to our specific gene therapy approaches are also limited. Our GVAX® cancer vaccine is currently being tested in Phase I/II and Phase II human clinical trials to determine its safety and efficacy. None of our other products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible side effects of gene therapy may be serious and potentially life-threatening. Unacceptable side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercialization. Although we are testing proposed products or therapies in human clinical trials, we cannot guarantee that we will be permitted to undertake human clinical trials for any of our other products. Also, the results of this testing might not demonstrate the safety or efficacy of these products. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Finally, even if our products proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be produced in commercial quantities at reasonable cost or that such a product will be successfully marketed.

We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has more than 230 issued or granted patents and more than 320 pending applications. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions.

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

We are currently involved in four separate interference and/or opposition proceedings with regard to:

a) gene activation technology
b) ex vivo gene therapy
c) certain retroviral vector technology
d) chimeric receptor technology

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

The fields of cancer vaccines and gene therapy is highly competitive. Competition in the field of gene therapy from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and expected to increase. In many instances, we compete with other commercial entities in acquiring products or technology from universities. There are numerous competitors working on products to treat each of the diseases for which we are seeking to develop therapeutic products. Some competitors are pursuing a product development strategy competitive with ours, particularly with respect to our cancer vaccine program. Certain of these competitive products are in substantially more advanced stages of product development and clinical trials. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete.

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

The holders of the Series B preferred stock may choose at any time to convert their shares into common stock. In that event, the number of shares of common stock issued would be based on the lower of:

a) a fixed conversion price of $11.02 per share for the 694 remaining shares from the original issue of $20.0 million face value preferred stock, and $14.53 per share for the 875 shares issued from previously exercises call options for preferred stock.

b) the average of certain trading prices during the 10 trading days preceding such date of conversion (the "Floating Conversion Price").

The market price of the common stock has recently traded above the fixed conversion price of $11.02 and $14.53 per share and consequently the conversion rate of the Series B preferred stock is currently based on the fixed conversion price. Should the market price decline below the fixed conversion rate, the greater the decline in the market price, the greater the number of shares issuable upon conversion of the Series B preferred stock.

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

We may be subject to a redemption obligation in connection with requests by the holders of Series B preferred stock to convert their shares into common stock. If the holders of the Series B preferred stock decide to convert their shares into common stock, we would not be required to issue more than 5,624,000 shares of common stock, including those shares already issued on conversion, (which is 19.99 percent of the outstanding shares of common stock on November 14, 1997, or the "Share Limit"), unless we first obtained stockholder approval. If we did not obtain prior stockholder approval or an exemption from the requirement for stockholder approval from the Nasdaq-AMEX (the "Nasdaq-AMEX exemption") we would not be required to issue shares of common stock in excess of the Share Limit pursuant to requests for conversion of the Series B preferred stock. However, in such event, the holders of the Series B preferred stock could require us to redeem the unconverted shares of Series B preferred stock, and the amount of these redemption obligations could become material if the common stock price declined below approximately $3.50 per share. Since we have not obtained stockholder approval or the Nasdaq-AMEX exemption, we could become subject to a material redemption obligation if the number of shares of common stock issuable upon conversion of the Series B preferred stock exceeds the Share Limit. The amount of the redemption obligation will increase as the common stock price decreases because we are limited in the number of shares we can issue upon conversion. Consequently, volatility in the price of the common stock could magnify the amount of any redemption obligation.

Impact of the Year 2000. In prior years, the Company had undertaken various initiatives to ensure that its information technology ("IT") and non-IT systems are Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts the Company had not identified any systems currently in use which require modification or replacement as a result of its Year 2000 initiatives. The Company is not aware of any material problems resulting from Year 2000 issues either with its research and development, its internal systems or the products or services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available for sale securities, comprised of corporate notes and commercial paper, are similar enough to aggregate those securities for presentation purposes. The average interest rate was calculated using the weighted average fixed rates under all contracts with Wells Fargo Bank, Transamerica Business Credit Corporation and FINOVA Credit Corporation

Interest Rate Sensitivity
                                  Principal Amount by Expected Maturity
Average Interest Rate                                                                        Fair Value
                                                                            2004             March 31,
(IN THOUSANDS)                        2000      2001     2002    2003  Thereafter   Total          2000
------------------------------------------- --------- -------- ------- ---------- --------- ------------
Total Investments Securities......$164,763   $81,675        --       --      --   $246,438     $247,382
   Average Interest Rate..........    5.31%     7.23%       --       --      --       5.95%

Long-term Debt, including
  Current Portion.................  $1,142      $927     $632    $458       $243    $3,402       $3,402
   Average Interest Rate..........   11.80%    11.12%   10.51%   9.92%      9.92%    10.65%

PART II - Other Information

Part II. OTHER INFORMATION

Item 1. Litigation

     none

Item 2. Changes in Securities and Use of Proceeds

     none

Item 3. Defaults Upon Senior Securities

     none

Item 4. Submission of Matters to a Vote of Security Holders

     none

Item 5: Other Information

     none

Item 6. Exhibits and Reports On Form 8-K

a) Exhibits

27.1 Financial Data Schedule

b) Reports on Form 8-K

Current Report on Form 8-K filed on January 27, 2000

CELL GENESYS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on May 15, 2000:

CELL GENESYS, INC.

(Registrant)

By:	/s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 15, 2000

INDEX TO EXHIBITS

Exhibit Number	Description
27.1	Financial Data Schedule