Form 10-Q
period 2000-06-30
CELL GENESYS INC
filed 2000-08-14
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of July 31, 2000, the number of outstanding shares of the Registrant's Common Stock was 33,941,743.

CELL GENESYS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets -- June 30, 2000 and December 31, 1999

  Condensed Consolidated Statements of Operations -- Three and Six Months ended June 30, 2000 and 1999

  Condensed Consolidated Statements of Cash Flows -- Six Months ended June 30, 2000 and 1999

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

Cell Genesys, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

                                                       June 30,    December 31,
                                                            2000         1999
                                                     ------------  -----------

Assets
Current assets:
   Cash and cash equivalents, including restricted
     cash of $369 for 1999 and 2000..................    $90,001       $5,300
   Short-term investments............................    147,753       44,987
   Investment in Abgenix common stock................    581,559      433,324
   Prepaid expenses and other current assets.........      1,263        1,465
                                                     ------------  -----------
Total current assets.................................    820,576      485,076
Property and equipment, net..........................      3,730        4,198
Investment in Abgenix................................          -            -
Deposits and other assets............................        340          409
                                                     ------------  -----------
                                                        $824,646     $489,683
                                                     ============  ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..................................       $808       $1,124
   Accrued compensation and benefits.................     $1,049       $2,056
   Deferred revenue..................................     11,539        4,195
   Accrued legal expenses............................        216          712
   Accrued acquisition and related costs.............        900        1,068
   Accrued clinical trial costs......................        456          715
   Other accrued liabilities.........................        576          883
   Current portion of property and equipment
     financing.......................................      1,123        2,677
   Accrued tax provision.............................     36,786            -
                                                     ------------  -----------
Total current liabilities............................     53,453       13,430

Noncurrent portion of property and equipment
   financing.........................................      1,898        3,198
Redeemable convertible preferred stock...............     16,429        7,679

Stockholders' equity:
   Common stock......................................         34           33
   Additional paid-in capital........................    255,264      248,255
   Accumulated other comprehensive income, principally
     unrealized gains on investment in Abgenix.......    571,768      420,891
   Accumulated deficit...............................    (74,200)    (203,803)
                                                     ------------  -----------
Total stockholders' equity...........................    752,866      465,376
                                                     ------------  -----------
                                                        $824,646     $489,683
                                                     ============  ===========

See accompanying notes.

Cell Genesys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                                Three Months Ended   Six Months Ended
                                                    June 30,            June 30,
                                               ------------------- ---------------------
                                                   2000      1999       2000       1999
                                               --------- --------- ---------- ----------

Revenue under collaborative agreements.........  $4,985    $7,223     $9,585    $13,297
                                               --------- --------- ---------- ----------

Operating expenses:
  Research and development.....................   7,747     6,277     14,151     11,814
  General and administrative ..................   1,574     1,253      3,230      2,349
                                               --------- --------- ---------- ----------
Total operating expenses.......................   9,321     7,530     17,381     14,163

Equity in loss of Abgenix......................       -      (780)         -     (1,982)
Gain on sale of Abgenix stock..................       -          -   190,236          -
Interest and other income......................   3,868       788      5,960      1,725
Interest expense...............................    (120)     (291)      (244)      (569)
                                               --------- --------- ---------- ----------
Net income (loss) before income tax............    (588)     (590)   188,156     (1,692)
Provision for income tax.......................     154          -   (47,786)         -
                                               --------- --------- ---------- ----------
Net income (loss) before cumulative
     effect of accounting change...............    (434)     (590)   140,370     (1,692)
Cumulative effect of change in accounting......       -          -   (10,767)         -
                                               --------- --------- ---------- ----------
Net income (loss)..............................   ($434)    ($590)  $129,603    ($1,692)
                                               ========= ========= ========== ==========
Basic income (loss) per common share before
     cumulative effect of accounting change....  ($0.01)   ($0.02)     $4.23     ($0.05)
Accounting change..............................        -         -     (0.32)         -
                                               --------- --------- ---------- ----------
Basic income (loss) per common share...........  ($0.01)   ($0.02)     $3.90     ($0.05)
                                               ========= ========= ========== ==========
Diluted income (loss) per common share before
     cumulative effect of accounting change....  ($0.01)   ($0.02)     $3.81     ($0.05)
Accounting change..............................        -         -     (0.29)         -
                                               --------- --------- ---------- ----------
Diluted income (loss) per common share           ($0.01)   ($0.02)     $3.51     ($0.05)
                                               ========= ========= ========== ==========
Weighted average shares of common stock
     outstanding - basic.......................  33,267    31,253     33,209     31,109
                                               ========= ========= ========== ==========
Weighted average shares of common stock
     outstanding - diluted.....................  33,267    31,253     36,880     31,109
                                               ========= ========= ========== ==========

See accompanying notes.

Cell Genesys, Inc.

Condensed Cosolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                               Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                               2000        1999
                                                          ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net profit (loss)....................................   $129,603     ($1,692)
   Adjustments to reconcile net profit (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization......................      1,163       1,599
     Gain on disposal of property and equipment.........        (24)          -
     Equity in losses of Abgenix........................          -       1,982
   Changes to:
     Prepaid expenses and other current assets..........        450      (4,599)
     Accounts payable...................................       (316)       (660)
     Accrued compensation and benefits..................     (1,007)       (243)
     Deferred revenue...................................      7,344       3,041
     Accrued legal expenses.............................       (496)        111
     Accrued acquisition and related costs..............       (168)        489
     Other accrued liabilities..........................       (566)       (698)
     Accrued tax provision..............................     36,786           -
                                                          ----------  ----------
          Net cash provided by (used in) operating
               activities...............................    172,769        (670)
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments..................   (115,736)    (31,489)
   Maturities of short-term investments.................      9,846           -
   Sales of short-term investments......................      2,994      27,174
   Adjustment in accumulated other comprehensive income
       from sale of Abgenix stock.......................      3,502           -
   Proceeds from disposal of property and equipment.....         24           -
   Capital expenditures.................................       (873)         50
   Exercise of Abgenix warrants.........................       (730)          -
                                                          ----------  ----------

          Net cash used in investing activities.........   (100,973)     (4,265)
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of covertible preferred stock.      8,750           -
   Proceeds from issuance of common stock...............      7,009         382
   Payments under property and equipment
     financing obligations..............................     (2,854)     (1,567)
                                                          ----------  ----------
          Net cash provided by (used in)
                 financing activities...................     12,905      (1,185)
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents....     84,701      (6,120)
Cash and cash equivalents at beginning of period........      5,300      14,086
                                                          ----------  ----------
Cash and cash equivalents at end of period..............    $90,001      $7,966
                                                          ==========  ==========

See accompanying notes.

Cell Genesys, Inc.
Notes To Condensed Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and basis of presentation

Cell Genesys, Inc. ("Cell Genesys" or the "Company"), a Delaware corporation, is focused on the development and commercialization of cancer vaccines and gene therapies to treat major, life-threatening diseases.

Comprehensive income (loss)

Cell Genesys recognized total comprehensive income of $245.9 million and $280.5 million, including change in unrealized gain in investment of Abgenix, Inc. ("Abgenix") of $246.5 million and $151.0 million, for the three and six months ended June 30, 2000, compared to total comprehensive losses of $1.0 million and $2.2 million for the same periods in the prior year.

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

On November 19, 1999, Abgenix completed a private placement of 1.8 million shares of its common stock resulting in gross proceeds of approximately $75.0 million. Cell Genesys' ownership was thereby further reduced to approximately nineteen percent and accordingly, the Company no longer accounts for Abgenix's losses under the equity method of accounting. The Company's investment in Abgenix is now treated as available for sale and accounted for in accordance with Statement of Financial Accounting Standard No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities."

On February 11, 2000, Cell Genesys received net proceeds of approximately $194.0 million from the sale of 966,000 shares of Abgenix common stock. The transaction was completed as part of a secondary Abgenix offering in which a total of 3,450,000 Abgenix shares were sold, with 966,000 of the shares being sold by Cell Genesys. After the transaction, Cell Genesys currently retains 9,704,136 shares (post-split), or approximately 12 percent, of Abgenix common stock. The investment is carried at market value based on a value of $59.929 (post-split) per share on June 30, 2000. The total carrying amount of the Company's investment in Abgenix at June 30, 2000 was $581.6 million.

CELL GENESYS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about the Company's clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward-looking statements. The following should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company's Quarterly Report on Form 10-Q filed May 15, 2000 and the Company's current report on Form 8-K filed on January 27, 2000.

Overview

Since its inception in April 1988, Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize cancer vaccines and in vivo and/or ex vivo gene therapies to treat cancer and other major, life-threatening diseases, including hemophilia. Cell Genesys' clinical programs include GVAX® cancer vaccines in Phase II trials for prostate cancer and Phase I/II trials for lung cancer, and the Company expects to initiate GVAX® cancer vaccine clinical trials in pancreatic cancer, myeloma and leukemia during the coming year. GVAX® vaccines for prostate cancer and lung cancer are being developed through a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT"). In addition, Cell Genesys has preclinical programs which are evaluating potential gene therapies for hemophilia, cancer, cardiovascular disorders and Parkinson's disease. The Company also has assets outside of its core business which can be used to help maintain financial strength while product candidates are under development. These assets include Cell Genesys' 12 percent equity ownership of Abgenix, Inc. ("Abgenix", Nasdaq-AMEX: ABGX), which is focused on the development and commercialization of antibody therapies, and a licensing program in gene activation technology.

Cell Genesys believes that gene therapies are likely to be developed on a continuum, progressing from ex vivo (modification of cells outside the patient's body for injection as therapy) to in vivo (modification of cells within the patient's body to provide therapy). The Company's goal is to emphasize "off-the-shelf" products that enable vaccinations or gene therapies to be provided in out-patient settings. These potentially include both non-patient-specific therapies, which could be vialed pharmaceuticals for direct administration, and patient-specific gene therapy products, which could be packaged as "kits" for overnight cell processing at clinical laboratories.

During 1999, the Company reported encouraging data from its Phase I/II human clinical trials evaluating the GVAX® vaccine for prostate cancer. Data from the initial Phase I/II trial of GVAX® prostate cancer vaccine demonstrate evidence of clinical safety and preliminary evidence of antitumor effects as measured by levels of prostate specific antigen ("PSA") and by specific antibody formation. Based on positive results from this trial, the Company initiated two multicenter trials of GVAX® vaccine in prostate cancer which are both fully enrolled and currently under way. A Phase I/II clinical trial for GVAX® vaccine in lung cancer revealed preliminary indications of antitumor activity and the Company is currently conducting a multicenter Phase I/II trial for GVAX® lung cancer vaccine.

In May 2000, the Company and its collaborators at Johns Hopkins University reported prolongation of disease-free survival in a Phase I trial of a pancreatic cancer vaccine in patients who received the vaccine following surgery and adjuvant radiation and chemotherapy. In a trial in fourteen patients conducted at the Johns Hopkins Oncology center, three of eight patients receiving the two highest doses of the vaccine are alive and free of disease for more than two years following treatment. All three of the patients with prolonged disease-free survival have biopsy-proven vaccine-induced antitumor immunity. Based on these results, a Phase II clinical trial of pancreatic cancer GVAX® in approximately 60 patients is planned to begin later in 2000. Similarly, in animal studies of acute leukemia, GVAX® cancer vaccine administered following bone marrow transplantation significantly prevented tumor relapse and increased the therapeutic benefit of transplantation. Human clinical trials for GVAX® vaccine in myeloma and leukemia are currently planned to start during the next year.

An additional financial asset for Cell Genesys, aside from the Company's cash and holdings in Abgenix, is its licensing program for its gene activation technology which has brought in more than $23.0 million to date. In 1997, the Company signed a license agreement with Hoechst Marion Roussel, Inc. ("Hoechst Marion Roussel") now Aventis Pharmaceuticals, Inc. ("Aventis") providing access to the Company's intellectual property for gene-activated erythropoietin (EPO) and a second undisclosed protein. In exchange, the Company may receive up to $26.0 million in milestone payments and fees in addition to royalties on potential future sales of these two gene-activated products. To date, the Company has received over $15.0 million from this license agreement.

The Company's preclinical research is focused on gene therapies for hemophilia, cancer, restenosis and Parkinson's disease. The Company reported data from two of its preclinical programs during the second quarter of 2000. On June 5, 2000, at the American Society for Gene Therapy meeting, the Company and collaborators from the National Institutes of Health (NIH) announced that in non-human primate models of hemophilia B, therapeutic levels of factor IX, a blood clotting protein, were restored following a single administration of hemophilia gene therapy. In a June issue of the Journal of Neuroscience it was reported that in studies for Parkinson's disease, a single gene therapy treatment in a rat model of Parkinson's disease resulted in behavioral recovery and nerve cell regeneration as well as significant reinnervation of the striatum, an area of the brain that typically deteriorates in Parkinson's disease.

Cell Genesys ended the second quarter of 2000 with approximately $237.8 million in cash and short-term investments. The Company has maintained its financial position by relying on funding from various corporate collaborations and licensing agreements, as well as through expense management. The Company plans to continue to finance its operations, on an opportunistic basis, through corporate collaborations with established pharmaceutical and biotechnology companies. This funding strategy should allow the Company to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources for research, development, manufacturing capabilities, and marketing infrastructure, which will aid in the commercialization of potential disease therapies.

Results of Operations

Revenue decreased to $5.0 million and $9.6 million, respectively, for the three and six months ended June 30, 2000, from $7.2 million and $13.3 million, respectively, for the same prior year periods. Higher revenue in 1999 reflected a $4.5 million GVAX® milestone earned in the second quarter of 1999, partially offset by $1.3 million and $2.6 million, respectively, for the three and six months ended June 30, 2000, of previously received collaboration revenue in connection with the provisions of SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements".

Research and development expenses were $7.7 million and $14.2 million, respectively, for the three and six months ended June 30, 2000, compared with $6.3 million and $11.8 million, respectively, for the same prior year periods. The increase in research and development costs is primarily a result of advancing and expanded clinical trial and preclinical programs. These costs are expected to continue to increase in the future. The rate of increase depends on a number of factors including progress in research and development and especially in clinical trials.

General and administrative expenses were $1.6 million and $3.2 million, respectively, for the three and six months ended June 30, 2000, compared with $1.3 million and $2.3 million, respectively, for the three and six months ended June 30, 1999. The increase also resulted from additional headcount in the administrative area to support expanding preclinical and clinical programs.

Interest and other income increased to $3.8 million and $5.9 million, respectively, for the three and six months ended June 30, 2000, from $788,000 and $1.7 million, respectively, for the same prior year periods. The increase is a result of higher average cash balances during 2000 and higher interest rates compared to 1999. Interest expense decreased to $120,000 and $244,000, respectively, for the three and six months ended June 30, 2000, from $291,000 and $569,000, respectively, for the same prior year periods, due primarily to reduced debt in the current year.

Cell Genesys had a net loss of $434,000 for the three months ended June 30, 2000 and net income of $129.6 million for the six months ended June 30, 2000, compared to net losses of $590,000 and $1.7 million for the same periods in the prior year. The decrease in loss for the three months ended June 30, 2000 was mainly due to increased interest income, partially offset by increased operating expenses and decreased revenue compared to the same prior year period. The increase in income for the six months ended June 30, 2000 was mainly due to realized gain on sale of Abgenix common stock in the first quarter, partially offset by $10.8 million revenue adjustment under the cumulative effect of accounting change following the adoption of SAB 101. The net loss of $1.7 million during the same prior year period included equity in loss of Abgenix of $2.0 million. From November 1999 forward, the Company no longer accounts for Abgenix's losses under the equity method of accounting because the Company's ownership in Abgenix fell below twenty percent.

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

Liquidity and Capital Resources

Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. In February 2000, the Company received $194.0 million in net proceeds from the sale of 966,000 shares of Abgenix common stock. From inception through June 30, 2000, the Company has received $181.6 million in net proceeds from equity financings, $154.5 million under collaborative agreements and utilized $28.2 million of property and equipment financings.

At June 30, 2000, Cell Genesys' cash, cash equivalents and short-term investments totaled $237.8 million, compared to $50.3 million at December 31, 1999. The increase was due primarily to net proceeds from the sale of Abgenix common stock. At June 30, 2000, the Company held approximately 9.7 million shares (after giving recognition to the July 10th stock split) of Abgenix common stock, which had a market value of approximately $581.6 million.

Cell Genesys anticipates that fiscal year 2000 cash usage will not exceed $15.0 million, net of $194.0 million Abgenix stock proceeds, anticipated tax payments from the gain on the sale of Abgenix stock and any potential acquisition of a late stage product candidate. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction of collaborative partners; the acquisition of new products or technologies; the cost of litigation; patent interference proceedings or other legal proceedings or their resolutions.

Cell Genesys believes that its available cash, cash equivalents and short-term investments at June 30, 2000 will be sufficient to meet the Company's currently planned operating expenses for at least the next twelve months. However, progress in the Company's development programs and/or the increase in the number of programs will reduce the current cash resources and potentially create the need to raise further capital at some point in the future. Therefore, the Company may continue to consider financing alternatives. Liquidity and volatility of capital markets play a significant role in any decision to raise capital. The type of financing available to the Company includes the sale of Abgenix securities and private or public placement of Cell Genesys' equity securities. The Company's evaluation processes regularly consider the liquidity of capital markets, dilution, shareholder value and tax consequences of each type of financing on shareholders. Most of the financing options available to the Company have some type of negative consequence to shareholders. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a slightly negative consequence in order to reduce or minimize a more significant negative consequence to shareholders.

Risk Factors

We may have a need for substantial additional funds. We may have a need for substantial additional funds. We will need substantial funds for existing and planned preclinical and clinical trials, to continue research and development activities, and to establish manufacturing and marketing capabilities for any products we may develop. We expect that our existing capital resources will enable us to maintain our operations at least through 2001. At some point beyond 2001, we may need to raise additional capital to fund our operations.

Our future capital requirements will depend on, and could increase as a result of, many factors, such as:

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

We have not been profitable and may not become profitable in the future. We have incurred annual net losses since our inception. At June 30, 2000, our accumulated deficit was approximately $74.2 million. For the six months ended June 30, 2000, we incurred profit of $129.6 million. However, these profits were related to the sale of Abgenix stock and we expect to resume incurring operating losses in the future. We expect to incur substantial operating losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials, manufacturing and to a lesser extent, from general and administrative expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

Our cancer vaccine and gene therapy programs depend on new and unproven technologies. Gene therapy is a new technology. Existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to our specific gene therapy approaches are also limited. Our GVAX® cancer vaccines are currently being tested in Phase I/II and Phase II human clinical trials to determine their safety and efficacy. None of our other products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible side effects of gene therapy may be serious and potentially life-threatening. Unacceptable side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercialization. Although we are testing proposed products or therapies in human clinical trials, we cannot guarantee that we will be permitted to undertake human clinical trials for any of our other products. Also, the results of this testing might not demonstrate the safety or efficacy of these products. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Finally, even if our products proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be produced in commercial quantities at reasonable cost or that such a product will be successfully marketed.

We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has more than 235 issued or granted patents and more than 330 pending applications. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions.

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

  University of Pennsylvania

  Stanford University

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

The holders of the Series B preferred stock may choose at any time to convert their shares into common stock. In that event, the number of shares of common stock issued would be based on the lower of:

a) a fixed conversion price of $11.02 per share for the 694 remaining shares from the original issue of $20.0 million face value preferred stock, and $14.53 per share for the 875 shares issued January, 2000 from call options (see below) or,

b) the average of certain trading prices during the 10 trading days preceding such date of conversion (the "Floating Conversion Price").

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available for sale securities, comprised of corporate notes and commercial paper, are similar enough to aggregate those securities for presentation purposes. The average interest rate was calculated using the weighted average fixed rates under all contracts with Wells Fargo Bank, Transamerica Business Credit Corporation and FINOVA Credit Corporation.

Interest Rate Sensitivity
                                  Principal Amount by Expected Maturity
Average Interest Rate                                                                      Fair Value
                                                                                             June 30,
(in thousands)                        2000      2001     2002    2003      2004      Total      2000
                                                                       Thereafter
------------------------------------------- --------- -------- ------- --------- --------- ----------

Total Investments Securities......$114,611  $115,428        --       --      --  $230,039   $232,036
   Average Interest Rate..........    6.27%     7.28%       --       --      --      6.78%

Long-term Debt, including
               Current Portion....    $696      $974     $643    $456      $252    $3,021     $3,021
   Average Interest Rate..........   11.73%    11.18%   10.55%   9.92%     9.92%    10.66%

PART II - Other Information

Part II. OTHER INFORMATION

Item 1. Litigation

     none

Item 2. Changes in Securities and Use of Proceeds

     none

Item 3. Defaults Upon Senior Securities

     none

Item 4. Submission of Matters to a Vote of Security Holders

On June 8, 2000, during the annual shareholders' meeting, a quorum of stockholders of the Company approved the following proposals:

(i.) Election of Directors

(ii.) Proposal to increase the number of shares reserved for issuance in the Company Incentive Stock Plan

(iii.) Proposal to increase the number of shares reserved for issuance in the Company Employee Stock Purchase Plan

(iv.) Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the 2000 fiscal year

The following table shows the results of the voting on these matters.

(i)      Director                       For       Withheld
         ------------------------- -------------- ---------
         David W. Carter              29,414,418   188,238
         James M. Gower               29,281,067   321,589
         John T. Potts, Jr., M.D.     29,288,700   313,956
         Stephen A. Sherwin, M.D.     29,404,697   197,959
         Eugene L. Step               29,420,921   181,735
         Inder M. Verma, Ph.D.        29,434,307   168,349

(ii)     For                          Against      Abstain
         ------------------------- -------------- ---------
         24,101,435                    5,121,807   379,414

(iii)    For                          Against      Abstain
         ------------------------- -------------- ---------
         28,849,260                      393,303   360,093

(iv)     For                          Against      Abstain
         ------------------------- -------------- ---------
         29,454,907                       89,677    58,072

Item 5: Other Information

     none

Item 6. Exhibits and Reports On Form 8-K

a) Exhibits

27.1 Financial Data Schedule

b) Reports on Form 8-K

None

CELL GENESYS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on August 14, 2000:

CELL GENESYS, INC.

(Registrant)

By:	/s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 14, 2000

INDEX TO EXHIBITS

Exhibit Number	Description
27.1	Financial Data Schedule