Form 10-Q
period 2000-09-30
CELL GENESYS INC
filed 2000-11-14
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of October 31, 2000, the number of outstanding shares of the Registrant's Common Stock was 34,082,518.

CELL GENESYS, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I. Financial Information

Part II. Other Information

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Cell Genesys, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

                                                     September 30, December 31,
                                                         2000         1999
                                                     ------------  -----------
                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents, including
     restricted cash of $349 for 1999 and 2000.......    $59,262       $5,300
   Short-term investments............................    172,588       44,987
   Investment in Abgenix common stock................    784,220      433,324
   Prepaid expenses and other current assets.........        894        1,465
                                                     ------------  -----------
Total current assets.................................  1,016,964      485,076
Property and equipment, net..........................      3,926        4,198
Deposits and other assets............................        332          409
                                                     ------------  -----------
                                                      $1,021,222     $489,683
                                                     ============  ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..................................     $1,291       $1,124
   Accrued compensation and benefits.................      1,143        2,056
   Deferred revenue..................................      8,930        4,195
   Accrued legal expenses............................        287          712
   Accrued acquisition and related costs.............        671        1,068
   Accrued clinical trial costs......................        648          715
   Other accrued liabilities.........................        325          883
   Current portion of property and equipment
     financing.......................................      1,036        2,677
   Accrued tax provision.............................     31,824           --
                                                     ------------  -----------
Total current liabilities............................     46,155       13,430

Noncurrent portion of property and equipment
   financing.........................................      1,697        3,198
Redeemable convertible preferred stock...............     16,429        7,679

Stockholders' equity:
   Common stock......................................         35           33
   Additional paid-in capital........................    256,347      248,255
   Accumulated other comprehensive income,
     principally unrealized gains on investment
     in Abgenix......................................    775,092      420,891
   Accumulated deficit...............................    (74,533)    (203,803)
                                                     ------------  -----------
Total stockholders' equity...........................    956,941      465,376
                                                     ------------  -----------
                                                      $1,021,222     $489,683
                                                     ============  ===========

See accompanying notes.

Cell Genesys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                                Three Months Ended   Nine Months Ended
                                                  September 30,       September 30,
                                               ------------------- ---------------------
                                                  2000      1999      2000       1999
                                               --------- --------- ---------- ----------
Revenue under collaborative agreements.........  $5,112   $10,233    $14,697    $23,530

Operating expenses:
  Research and development.....................   7,448     5,918     21,624     17,732
  General and administrative ..................   1,860     1,072      5,090      3,421
                                               --------- --------- ---------- ----------
Total operating expenses.......................   9,308     6,990     26,714     21,153

Equity in loss of Abgenix......................     --       (278)      --       (2,260)
Gain on sale of Abgenix stock..................     --        --     190,236          -
Interest and other income......................   3,860       655      9,825      2,380
Interest expense...............................     (75)     (177)      (318)      (746)
                                               --------- --------- ---------- ----------
Net income (loss) before income tax............    (411)    3,443    187,726      1,751
Provision for income tax.......................     103       --     (47,684)      --
                                               --------- --------- ---------- ----------
Net income (loss) before cumulative
     effect of accounting change...............    (308)    3,443    140,042      1,751
Cumulative effect of change in accounting......     --        --     (10,767)      --
                                               --------- --------- ---------- ----------
Net income (loss)..............................   ($308)   $3,443   $129,275     $1,751
                                               ========= ========= ========== ==========
Basic income (loss) per common share before
     cumulative effect of accounting change....  ($0.01)    $0.11      $4.17      $0.06
Accounting change..............................     --        --       (0.32)      --
                                               --------- --------- ---------- ----------
Basic income (loss) per common share...........  ($0.01)    $0.11      $3.85      $0.06
                                               ========= ========= ========== ==========
Diluted income (loss) per common share before
     cumulative effect of accounting change....  ($0.01)    $0.10      $3.79      $0.05
Accounting change..............................     --        --       (0.29)      --
                                               --------- --------- ---------- ----------
Diluted income (loss) per common share           ($0.01)    $0.10      $3.50      $0.05
                                               ========= ========= ========== ==========
Weighted average shares of common stock
     outstanding - basic.......................  33,895    32,086     33,580     31,435
                                               ========= ========= ========== ==========
Weighted average shares of common stock
     outstanding - diluted.....................  33,895    34,157     36,905     34,013
                                               ========= ========= ========== ==========

See accompanying notes.

Cell Genesys, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                              Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             2000        1999
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income...........................................   $129,275      $1,751
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization......................      1,679       2,328
     Gain on disposal of property and equipment.........        (23)         --
     Equity in losses of Abgenix........................         --       2,260
   Changes to:
     Prepaid expenses and other current assets..........        579           9
     Accounts payable...................................        167         304
     Accrued compensation and benefits..................       (913)       (259)
     Deferred revenue...................................      4,735       3,467
     Accrued legal expenses.............................       (425)        216
     Accrued acquisition and related costs..............       (397)       (682)
     Other accrued liabilities..........................       (152)       (498)
     Accrued tax provision..............................     31,351          --
                                                          ----------  ----------
          Net cash provided by operating
               activities...............................    165,876       8,896
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments..................   (248,021)    (43,647)
   Sales of short-term investments......................     91,604      36,218
   Maturities of short-term investments.................     29,344          --
   Adjustment in accumulated other comprehensive income
       from sale of Abgenix stock.......................      3,502          --
   Proceeds from disposal of property and equipment.....         24          --
   Capital expenditures.................................     (1,338)        (65)
   Exercise of Abgenix warrants.........................       (730)         --
                                                          ----------  ----------
          Net cash used in investing activities.........   (125,615)     (7,494)
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of covertible preferred stock.      8,750          --
   Proceeds from issuance of common stock...............      8,093       1,591
   Payments under property and equipment
     financing obligations..............................     (3,142)     (2,745)
                                                          ----------  ----------
          Net cash provided by (used in)
                 financing activities...................     13,701      (1,154)
                                                          ----------  ----------
Net increase in cash and cash equivalents...............     53,962         248
Cash and cash equivalents at beginning of period........      5,300      14,086
                                                          ----------  ----------
Cash and cash equivalents at end of period..............    $59,262     $14,334
                                                          ==========  ==========

Non-cash investing and financing activities:
  Furniture and equipment acquired under financing......      $  --        $634

  Unrealized gain on investment in Abgenix common stock.   $353,662      $9,836

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

Comprehensive income (loss)

Cell Genesys recognized total comprehensive income of $203.0 million and $483.5 million, including change in unrealized gain in investment of Abgenix, Inc. ("Abgenix") of $202.7 million and $354.0 million, for the three and nine months ended September 30, 2000, compared to total comprehensive losses of $3.4 million and $1.2 million for the same periods in the prior year.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for the Company's year ending December 31, 2001. The Company does not currently hold any derivatives and does not expect this pronouncement to materially impact results of operations at this time.

On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25. The most significant are clarification of the definition of employee for purposes of applying Opinion 25 and the accounting for options that have been re-priced. Under the interpretation, the employer- employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation, re-priced options effectively changed the terms of the plan, which would make it a variable plan subject to compensation expense. The Company currently does not have any options that have been re- priced subject to Interpretation No. 44. The impact of the interpretation on the Company's financial position and results of operations is not expected to be material.

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

On November 19, 1999, Abgenix completed a private placement of 1.8 million shares of its common stock resulting in gross proceeds of approximately $75.0 million. Cell Genesys' ownership was thereby further reduced to approximately 19 percent and accordingly, the Company no longer accounts for Abgenix's losses under the equity method of accounting. The Company's investment in Abgenix is now treated as available for sale and accounted for in accordance with Statement of Financial Accounting Standard No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities."

On February 11, 2000, Cell Genesys received net proceeds of approximately $194.0 million from the sale of 966,000 shares of Abgenix common stock. The transaction was completed as part of a secondary Abgenix offering in which a total of 3,450,000 Abgenix shares were sold, with 966,000 of the shares being sold by Cell Genesys. After the transaction, Cell Genesys currently retains 9,704,136 shares, or approximately 12 percent, of Abgenix common stock. The investment is carried at market value based on the closing value of $80.813 per share on September 30, 2000. The total carrying amount of the Company's investment in Abgenix at September 30, 2000 was $784.2 million.

4. Subsequent Event

On November 1, 2000, the Company completed the sale of 750,000 shares of Abgenix stock at a price of $70 per share. The sale was made as part of a private placement by Abgenix of a total of 4,050,000 shares. Following the sale, the Company retains 8,954,136 shares or 10.5 percent of Abgenix common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about the Company's clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures are forward- looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward-looking statements. The following should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company's Quarterly Report on Form 10-Q filed August 14, 2000 and the Company's current report on Form 8-K filed on January 27, 2000.

Overview

Since its inception in April 1988, Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize cancer vaccines and in vivo and/or ex vivo gene therapies to treat cancer and other major, life-threatening diseases, including hemophilia. Cell Genesys' clinical programs include GVAX® cancer vaccines in Phase II trials for prostate cancer and Phase I/II trials for lung cancer, and the Company expects to initiate GVAX® cancer vaccine clinical trials in pancreatic cancer, myeloma and leukemia during the coming year. GVAX® vaccines for prostate cancer and lung cancer are being developed through a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT"). Since December 1998, the agreement has provided total funding of $43.8 million for the Company's GVAX® prostate and lung cancer programs. In addition, Cell Genesys has preclinical programs which are evaluating potential gene therapies for hemophilia, cancer, cardiovascular disorders and Parkinson's disease. The Company also has assets outside of its core business which can be used to help maintain financial strength while product candidates are under development. These assets include Cell Genesys' equity ownership of Abgenix, Inc. ("Abgenix", Nasdaq-AMEX: ABGX), which is focused on the development and commercialization of antibody therapies, and a licensing program in gene activation technology.

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

During 2000, the Company continued to report encouraging data from its Phase I/II human clinical trials evaluating the GVAX® vaccine for prostate cancer. Data from the initial Phase I/II trial of GVAX® prostate cancer vaccine demonstrate evidence of clinical safety and preliminary evidence of antitumor effects as measured by levels of prostate specific antigen ("PSA") and by specific antibody formation. Based on positive results from this trial, the Company is conducting multicenter trials of GVAX® prostate cancer vaccine which are both fully enrolled and currently under way. A Phase I/II clinical trial for GVAX® lung cancer vaccine demonstrated preliminary indications of antitumor activity in patients with advanced non small-cell lung cancer, and patients who received the complete course of vaccinations demonstrated enhanced anititumor immunity. The Company is currently conducting a multicenter Phase I/II trial for GVAX® lung cancer vaccine.

The Company is also exploring the use of GVAX® vaccines for other types of human cancer. In May 2000, the Company and its collaborators at Johns Hopkins University reported the results of a Phase I trial of a GVAX® pancreatic cancer vaccine in patients who received the vaccine following surgery and adjuvant radiation and chemotherapy. It was reported that in a trial in fourteen patients conducted at the Johns Hopkins Oncology center, three of eight patients receiving the two highest doses of the vaccine were alive and free of disease for more than two years following treatment. All three of the patients with prolonged disease-free survival had evidence of vaccine-induced antitumor immunity. Based on these results, a Phase II clinical trial of GVAX® pancreatic cancer vaccine in approximately 60 patients is planned to begin during the next year. Finally, in recently published animal studies of acute leukemia, GVAX® cancer vaccine administered following bone marrow transplantation significantly prevented tumor relapse and increased the therapeutic benefit of transplantation. Human clinical trials for GVAX® vaccine in myeloma and leukemia are currently expected to begin during the next year.

An additional financial asset for Cell Genesys, aside from the Company's cash and holdings in Abgenix, is its licensing program for its gene activation technology which has brought in more than $23.8 million to date. In 1997, the Company signed a license agreement with Hoechst Marion Roussel, Inc. ("Hoechst Marion Roussel") now Aventis Pharmaceuticals, Inc. ("Aventis") providing access to the Company's intellectual property for gene-activated erythropoietin (EPO) and a second undisclosed protein. Recently, Aventis informed the Company of its intention to terminate this license agreement as it relates to a second undisclosed protein. To date, the Company has received over $15.6 million from this license agreement and may receive royalties on potential future sales of gene-activated EPO.

The Company's preclinical research is focused on gene therapies for hemophilia, cancer, restenosis and Parkinson's disease. The Company reported data from two of its preclinical programs during the second quarter of 2000. On June 5, 2000, at the American Society for Gene Therapy meeting, the Company and collaborators from the National Institutes of Health (NIH) announced that in non-human primate models of hemophilia B, therapeutic levels of factor IX, a blood clotting protein, were detected following a single administration of hemophilia gene therapy. In August 2000, the Company has entered into an exclusive worldwide license agreement with the University of Washington to license the University's interest in a patent filing covering adeno-associated viral (AAV) gene therapy to the liver. The agreement has further strengthened the Company's position for AAV gene therapy of hemophilia and other diseases where liver-directed therapy is appropriate. In a June issue of the Journal of Neuroscience it was reported that in studies for Parkinson's disease, a single gene therapy treatment in a rat model of Parkinson's disease resulted in behavioral recovery and nerve cell regeneration as well as significant reinnervation of the striatum, an area of the brain that typically deteriorates in Parkinson's disease. In August, 2000, the Company announced, in collaboration with GPC Biotech AG, that a novel gene therapy employing a fusion gene p27/p16 was capable of killing multiple cancer cell types in preclinical studies in human tumor models in mice using an adenoviral gene delivery system. The tumor cell killing with p27/p16 gene therapy was selective and did not affect surrounding normal tissue. This encouraging preclinical data together with the expanding research efforts in cancer gene therapy involving antiangiogenesis demonstrates the Company's growing pipeline of potential cancer products and is an important complement to our program in human clinical trials of GVAX® cancer vaccines.

Cell Genesys ended the third quarter of 2000 with approximately $231.9 million in cash and short-term investments. The Company has maintained its financial position by relying on funding from various corporate collaborations and licensing agreements, as well as through expense management. The Company plans to continue to finance its operations, on an opportunistic basis, through corporate collaborations with established pharmaceutical and biotechnology companies. This funding strategy should allow the Company to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources for research, development, manufacturing capabilities, and marketing infrastructure, which will aid in the commercialization of potential disease therapies.

Results of Operations

Revenue decreased to $5.1 million and $14.7 million, respectively, for the three and nine months periods ended September 30, 2000, from $10.2 million and $23.5 million, respectively, for the same prior year periods. Higher revenue for the quarter ended September 1999 reflected a one- time payment of $8.0 million received in connection with a former collaboration, partially offset by higher research and development revenue under the Japan Tobacco GVAX® collaboration for the quarter ended in September 2000, and $1.1 million revenue recognition in connection with the provisions of SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The decrease in revenue for the nine month period ended September 2000 reflects two milestone payments totaling $9.0 million recognized in the same period last year, partially offset by $3.3 million of deferred revenue recognized under SAB 101, a $2.5 million anniversary payment from Japan Tobacco, and approximately $2.4 million of increased research and development reimbursement revenue.

Research and development expenses were $7.4 million and $21.6 million, respectively, for the three and nine months ended September 30, 2000, compared with $5.9 million and $17.7 million, respectively, for the same prior year periods. The increase in research and development costs is primarily a result of the Company's expanding GVAX® cancer vaccine and hemophilia programs. These costs are expected to continue to increase in the future. The rate of increase depends on a number of factors, including progress in research and development especially in clinical trials.

General and administrative expenses were $1.9 million and $5.1 million, respectively, for the three and nine months ended September 30, 2000, compared with $1.1 million and $3.4 million, respectively, for the three and nine months ended September 30, 1999. The increase resulted from additional headcount and facility infrastructure to support expanding preclinical and clinical programs.

Interest and other income increased to $3.9 million and $9.8 million, respectively, for the three and nine months ended September 30, 2000, from $655,000 and $2.4 million, respectively, for the same prior year periods. The increase is a result of higher average cash balances during 2000 and higher interest rates compared to 1999. Interest expense decreased to $75,000 and $318,000, respectively, for the three and nine months ended September 30, 2000, from $177,000 and $746,000, respectively, for the same prior year periods, due primarily to reduced debt in the current year.

Cell Genesys had a net loss of $308,000 for the three months ended September 30, 2000 and net income of $129.3 million for the nine months ended September 30, 2000, compared to net income of $3.4 million and $1.8 million for the same periods in the prior year. The increase in income for the nine months ended September 30, 2000 included $142.0 million gain realized on the sale of Abgenix common stock, net of tax. The net loss of $1.7 million during the same prior year period included equity in loss of Abgenix of $2.0 million. From November 1999 forward, the Company no longer accounts for Abgenix's losses under the equity method of accounting because the Company's ownership in Abgenix fell below twenty percent.

Net Income (Loss) Per Share

Basic earnings per share is calculated using income available to common share owners divided by the weighted average of common shares outstanding during the reporting period. Diluted earnings per share is similar to Basic EPS except that the weighted average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as preferred stock, warrants and options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the warrants and options assumed to be exercised.

Liquidity and Capital Resources

Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. In February 2000, the Company received $194.0 million in net proceeds from the sale of 966,000 shares of Abgenix common stock. From inception through September 30, 2000, the Company has received $181.6 million in net proceeds from equity financings, $157 million under collaborative agreements and utilized $28.2 million of property and equipment financings.

At September 30, 2000, Cell Genesys' cash, cash equivalents and short-term investments totaled $231.9 million, compared to $50.3 million at December 31, 1999. The increase was due primarily to net proceeds from the sale of Abgenix common stock. At September 30, 2000, the Company held approximately 9.7 million shares (after giving recognition to the July 10th stock split) of Abgenix common stock, which had a market value of approximately $784.2 million.

Cell Genesys anticipates that fiscal year 2000 cash usage will not exceed $15.0 million, net of proceeds from Abgenix stock proceeds, anticipated tax payments from the gain on the sale of Abgenix stock and any potential acquisition of a late stage product candidate. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction of collaborative partners; the acquisition of new products or technologies; the cost of litigation; patent interference proceedings or other legal proceedings or their resolutions.

Cell Genesys believes that its available cash, cash equivalents and short-term investments at September 30, 2000 will be sufficient to meet the Company's currently planned operating expenses for at least the next twelve months. However, progress in the Company's development programs and/or the increase in the number of programs will reduce the current cash resources and potentially create the need to raise further capital at some point in the future. Therefore, the Company may continue to consider financing alternatives. Liquidity and volatility of capital markets play a significant role in any decision to raise capital. The type of financing available to the Company includes the sale of Abgenix securities and private or public placement of Cell Genesys' equity securities. The Company's evaluation processes regularly consider the liquidity of capital markets, dilution, shareholder value and tax consequences of each type of financing on shareholders. Most of the financing options available to the Company have some type of negative consequence to shareholders. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a slightly negative consequence in order to reduce or minimize a more significant negative consequence to shareholders.

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

We have incurred annual net losses since our inception. At September 30, 2000, our accumulated deficit was approximately $74.5 million. For the nine months ended September 30, 2000, we incurred profits of $129.3 million. However, these profits were related to the sale of Abgenix stock and we expect to resume incurring operating losses in the future. We expect to incur substantial operating losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials, manufacturing and to a lesser extent, from general and administrative expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has more than 260 issued or granted patents and more than 320 pending applications. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions.

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

We are currently involved in four separate interference and/or opposition proceedings with regard to:

    gene activation technology

    ex vivo gene therapy

    certain retroviral vector technology

    chimeric receptor technology

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

Many of our competitors have greater financial resources and larger research and development staffs than we do. Some of these competitors have significantly greater experience than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining United States Food and Drug Administration ("FDA") and other regulatory approvals of products, and in manufacturing and marketing such products. Accordingly, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do. There can be no assurance that we will be able to obtain certain biological materials necessary to support our research, development or manufacturing of any of our planned therapies. If we are permitted to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect to build additional clinical scale and commercial scale manufacturing facilities and/or use contract facilities to commercialize our products. We also expect to secure funding for these and other product development activities through our partners and future potential partners.

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

The market price of the common stock has in recent months traded above the fixed conversion price of $11.02 and $14.53 per share and consequently the conversion rate of the Series B preferred stock is currently based on the fixed conversion price. Should the market price decline below the fixed conversion rate, the greater the decline in the market price, the greater the number of shares issuable upon conversion of the Series B preferred stock.

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

If the holders of the Series B preferred stock decide to convert their shares into common stock, we would not be required to issue more than 5,624,000 shares of common stock, including those shares already issued on conversion, (which is 19.99 percent of the outstanding shares of common stock on November 14, 1997, or the "Share Limit"), unless we first obtained stockholder approval. If we did not obtain prior stockholder approval or an exemption from the requirement for stockholder approval from the Nasdaq- AMEX (the "Nasdaq-AMEX exemption") we would not be required to issue shares of common stock in excess of the Share Limit pursuant to requests for conversion of the Series B preferred stock. However, in such event, the holders of the Series B preferred stock could require us to redeem the unconverted shares of Series B preferred stock, and the amount of these redemption obligations could become material if the common stock price declined below approximately $3.50 per share. Since we have not obtained stockholder approval or the Nasdaq-AMEX exemption, we could become subject to a material redemption obligation if the number of shares of common stock issuable upon conversion of the Series B preferred stock exceeds the Share Limit. The amount of the redemption obligation will increase as the common stock price decreases because we are limited in the number of shares we can issue upon conversion. Consequently, volatility in the price of the common stock could magnify the amount of any redemption obligation.

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

                                  Principal Amount by Expected Maturity
Interest Rate Sensitivity
Average Interest Rate
                                                                                           Fair Value
                                                                         2004              September
(in thousands)                      2000      2001      2002    2003   Thereafter  Total    30, 2000
------------------------------------------- --------- -------- ------- --------- --------- ----------
Total Investments Securities.....  $56,499  $171,015      --       --      --    $227,514   $227,465
   Average Interest Rate.........     5.45%     6.15%     --       --      --        5.92%

Long-term Debt, including
   Current Portion...............     $391      $977     $657    $456      $252    $2,733     $2,733
   Average Interest Rate.........    11.27%    10.94%   10.46%   9.92%     9.92%    10.50%

The Company has not entered into financial investments for speculation or trading purposes and is not a party to financial or commodity derivatives. We have operated primarily in the United States and all revenues to date have been recorded in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Part II. OTHER INFORMATION

Item 1. Litigation

None

Item 6. Exhibits and Reports On Form 8-K

a) Exhibits

27.1 Financial Data Schedule

b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on November 14, 2000.

CELL GENESYS, INC.

(Registrant)

By:	/s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2000