Form 10-K
period 2000-12-31
CELL GENESYS INC
filed 2001-04-02
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2001, the approximate market value of voting stock held by nonaffiliates of the Registrant was $447,939,897. 3,632,932 shares of Common Stock held by each officer, director and holder of 5 % or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2001, the number of outstanding shares of the Registrant's Common Stock was 34,261,301.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

CELL GENESYS, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Power of Attorney

PART I

     Statements made in this document other than statements of historical fact, including statements about the Company's and its subsidiaries' progress and results of preclinical studies, clinical trials, marketability of potential products and nature of product pipelines, corporate partnerships, licenses and intellectual property are forward- looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, results achieved in future preclinical studies and clinical trials, the regulatory approval process, competitive technologies and products, the scope and validity of patents, proprietary technology and corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward-looking statements.

ITEM 1. BUSINESS

OVERVIEW

     Since its inception in April 1988, Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize cancer vaccines and gene therapies to treat cancer and other major, life-threatening diseases. Cell Genesys' current clinical programs include GVAX® cancer vaccines in Phase II studies for prostate cancer, Phase I/II studies for lung cancer and a Phase I/II study for multiple myeloma. The Company expects to initiate additional GVAX® cancer vaccine trials for prostate cancer and lung cancer as well as pancreatic cancer and leukemia during the next year. GVAX® vaccines for prostate cancer and lung cancer are being developed through a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT"). In addition, Cell Genesys has preclinical programs which are evaluating potential gene therapies for cancer, hemophilia and cardiovascular disorders. In January 2001, Cell Genesys launched a majority-owned subsidiary, Ceregene, Inc. ("Ceregene") which is focused on gene therapies for central nervous system disorders. The Company also has assets outside of its core business which can be used to help maintain financial strength while product candidates are under development. These assets include Cell Genesys' ownership of approximately 10.5 percent of Abgenix, Inc. ("Abgenix", Nasdaq-AMEX: ABGX), which is focused on the development and commercialization of antibody therapies and a licensing program in gene activation technology for therapeutic proteins.

     During 2000, Cell Genesys continued to build its gene therapy business through progress in both clinical and preclinical programs, by further validating its technology through multiple scientific papers and patent issuances, and by establishing licensing agreements for its gene therapy technologies. During 2000, Cell Genesys' financial position significantly increased as a result of the appreciation in value of the Company's holdings in Abgenix. Additionally, Cell Genesys participated in two Abgenix stock sales in 2000, raising approximately $250 million to strengthen the Company's cash position. Cell Genesys' financial resources will enable the Company to aggressively pursue products within its portfolio and to potentially acquire product candidates or technologies to create further shareholder value.

     Cell Genesys believes that gene therapies are likely to be developed on a continuum, progressing from ex vivo (modification of cells outside the patient's body for injection as therapy) to in vivo (modification of cells within the patient's body to provide therapy). The Company's goal is to emphasize "off-the-shelf" products that enable gene therapy to be provided in out-patient settings. These potentially include both non patient-specific therapies, which could be vialed pharmaceuticals for direct administration, and patient-specific gene therapy products, which could be manufactured as nonpatient specific products at Cell Genesys and combined with patients' cells during treatment.

     Ex vivo gene therapies currently are being evaluated by Cell Genesys in human clinical studies. These include studies of GVAX® therapeutic vaccines which are designed to impart new disease-fighting capabilities to the patient's immune system in order to enhance an immune response against malignant cells. Encouraging data were obtained from clinical trials of GVAX® prostate cancer vaccine, GVAX® lung cancer vaccine and GVAX® pancreatic cancer vaccine in 2000. Based on these encouraging results and encouraging results from a preclinical study for GVAX® vaccine in leukemia, Cell Genesys has launched a Phase I trial in multiple myeloma and expects to launch new clinical trials for prostate cancer, lung cancer, leukemia and pancreatic cancer during the coming year.

     In vivo gene therapies are at the preclinical stage of development at Cell Genesys. Treatment strategies may target cells that typically cannot be removed from the body for external processing and therefore are modified within the body. With in vivo gene therapy, the treatment goals include stimulating targeted cells to produce a protein or other substance needed to normalize key biological processes, or otherwise inhibiting specific disease processes. In 2000, the Company continued preclinical studies in a number of therapeutic areas and further developed its gene therapy technologies. The Company's preclinical research focuses on studies of gene therapy in animal models for cancer, hemophilia and cardiovascular disorders. The company's preclinical gene therapy program in Parkinson's disease will be pursued further in the future by Cell Genesys' majority-owned subsidiary, Ceregene, Inc., which was launched in January 2001.

     Cell Genesys ended 2000 with approximately $260 million in cash, cash equivalents and short-term investments. The Company has maintained its financial position by relying on funding from various corporate collaborations and licensing agreements, as well as through strategic management of its resources including the Company's holdings in Abgenix. Revenues for 2000 were derived primarily from the above-mentioned GVAX® collaboration and payments received in connection with the Company's gene activation technology licensing program. In the first quarter of 2000, Cell Genesys received net proceeds of approximately $194 million from the sale of 966,000 (pre-stock splits) shares of Abgenix common stock. The transaction was related to a secondary Abgenix offering in which a total of 3,450,000 (pre-stock splits) Abgenix shares were sold with 966,000 of the shares sold on behalf of Cell Genesys. After the transaction, Cell Genesys held 2,426,034 shares (pre-stock splits), or approximately 12 percent of Abgenix common stock. In the fourth quarter of 2000, Cell Genesys participated in a separate secondary Abgenix offering which was a private placement of 4,050,000 (post-stock splits) shares, of which 750,000 (post-stock splits) sold on behalf of Cell Genesys. Net proceeds of approximately $50 million were received by Cell Genesys from this transaction, and the company held 8,954,136 (post-stock splits) shares of Abgenix stock or approximately 10.5 percent after the sale.

     The Company may finance certain of its operations through corporate collaborations with established pharmaceutical and biotechnology companies in order to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources, research, development and manufacturing capabilities, and marketing infrastructure to aid in the commercialization of potential disease therapies. Cell Genesys also evaluates, on an ongoing basis, opportunities to in-license or acquire products and/or technologies that complement its portfolio. There can be no assurance that Cell Genesys will be able to enter into additional collaborative relationships or obtain new products and/or technologies on acceptable terms, if at all, or that if such actions occur, they will be successful. Failure to enter new corporate relationships or expand Cell Genesys' product and technological base may limit Cell Genesys' success.

     A major portion of our operating expenses to date are related to the R&D of products either on our own behalf or under contracts. During 2000, 1999, and 1998, our R&D expenses were $30.4 million, $24.5 million and $37.9 million, respectively. Our R&D efforts have been the primary source of our products. We intend to maintain our strong commitment to R&D as an essential component of our product development effort. Licensed technology developed by outside parties is an additional source of potential products.

BACKGROUND

     For many years the pharmaceutical industry has focused on developing chemical compounds as pharmaceutical drugs and disease therapies. These traditional pharmaceutical products are most often synthesized in the laboratory or derived from substances found in nature and include antibiotics, antineoplastics, analgesics and a variety of other compounds. The therapeutic value of such agents generally depends on their ability to stimulate or inhibit physiological processes related to disease, to interfere directly with infection or cancer, or to correct various chemical imbalances. In certain cases, traditional pharmaceutical products may not be able to achieve these objectives, due to a variety of reasons including unwanted side effects, delivery of insufficient amounts of drug to the disease site, or treatment of symptoms rather than the underlying cause of illness. Although the biotechnology industry has made significant advances with respect to the development of therapeutic products based on proteins or monoclonal antibodies, such products are not always successful in treating certain complex diseases. Examples include types of cancer, AIDS, cardiovascular diseases, neurologic conditions and a variety of genetic diseases and disorders. Cell Genesys believes that an important approach to the treatment of these and other diseases could involve the genetic modification of cells, ex vivo or in vivo, to potentially provide new, enhanced or expanded functions in the form of "gene therapy".

GENE THERAPY

     A critical component of gene therapy is genes, or segments of DNA, which typically are contained in the nucleus of cells. Genes provide the chemical instructions that direct cells to produce proteins. The latter process is known as gene "expression," and the resulting proteins determine the nature and function of cells and tissues in all living organisms.

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

     The field known as gene therapy is based on the principle that naturally occurring or genetically modified genes can be introduced into target cells to bring about a therapeutic effect. Depending upon the choice of genetic material delivered, gene therapy may be used to enhance normal cell activities or enable cells to perform new roles. In addition, certain forms of gene therapy may involve "gene correction", which introduces normal genes into relevant cells of patients with genetically inherited diseases, or may involve "vaccination", which uses genetic material or modified cells to stimulate the patient's immune response. Cell Genesys' lead programs, which currently are undergoing human clinical testing, are designed to expand the capabilities of immune cells to target and more effectively fight disease.

     Another key component of gene therapy is the methodology used to introduce therapeutic genes into cells. Whether ex vivo or in vivo, the insertion of genes into cells is typically accomplished using reagents known as vectors. The role of vectors is to deliver the gene to the target cell in order to allow the production of a specific protein. Depending upon the type of gene and its delivery site in the cell, the expressed protein may remain within the cell for intracellular effect, travel to the cell membrane to exert a cell-surface effect, or be secreted into the bloodstream to provide a systemic effect.

     Different types of vectors are needed for multiple gene therapy products, and the appropriateness of a specific vector is based on the disease indication, safety considerations, production efficiencies, disease site and other factors. Certain viruses, because of their natural ability to insert genes into cells, have proven to be particularly efficient vectors and can be genetically modified to substantially eliminate inherent disease-causing properties. Engineered viruses may potentially have selective capabilities for targeting the delivery of genes into specific cell types and specific regions within the cells. Cell Genesys is focusing its gene delivery efforts on the development and use of viral vector systems, including adeno-associated viral ("AAV"), lentiviral, adenoviral and retroviral vectors.

PRODUCT DEVELOPMENT

     Cell Genesys' strategic objective is to develop and commercialize ex vivo and in vivo gene therapies to treat major, life-threatening diseases and disorders. Toward this end, Cell Genesys is genetically modifying selected cell types to impart disease-fighting capabilities that are not possible with conventional therapeutic agents.

Clinical Programs

     Overview Of GVAX® Cancer Vaccine Program. GVAX® cancer vaccines are treatment vaccine, not a preventative vaccine, designed to stimulate the patient's overall immune system to effectively fight cancer. This program was obtained by Cell Genesys as part of its acquisition of Somatix Therapy Corporation in 1997. GVAX® cancer vaccines are comprised of cells which are genetically modified to secrete an immune- stimulating protein, granulocyte-macrophage colony stimulating factor ("GM-CSF"), and then are lethally irradiated for safety. Administration of the resulting product involves injecting the genetically modified, irradiated cells into the patient. The goal is to stimulate an anti- tumor immune response that targets and destroys tumor cells which persist or recur following surgery, radiation therapy and other forms of cancer treatment. Cell Genesys is currently testing three configurations of GVAX® cancer vaccines in human clinical studies of which two are non patient-specific formats and one is a patient-specific format. The Company expects to emphasize the non patient-specific formats in future trials for economic and practical reasons.

     GVAX® Prostate Cancer Vaccine. This product candidate is comprised of an "allogeneic" (non-patient specific) vaccine which employs prostate cancer cell lines that have been genetically modified to secrete GM-CSF and irradiated for safety. The Company's plan is to develop and manufacture this potential product as an "off-the-shelf" pharmaceutical for use after surgery or radiation therapy for the primary cancer. Two Phase II trials for GVAX® prostate cancer vaccine are currently under way evaluating two groups of patients-55 patients who have become refractory to hormone therapy and 35 patients who have had prostatectomies and are at high risk for prostate cancer recurrence. In December 2000, it was reported that post treatment follow-up of the hormone refractory patients with positive bone scans prior to treatment revealed a trend toward prolonged progression-free survival as measured by bone scan in 10 patients who received the higher dose of vaccine compared to 24 patients who received the lower dose (median time to progression of 140 days v. 85 days). In addition, earlier studies showed a high degree of correlation between antitumor activity as measured by PSA and antitumor immunity as measured by antibody formation. Additional data from the GVAX® prostate cancer vaccine trials are expected to be reported during the next year, and a clinical trial utilizing a higher potency version of the prostate cancer vaccine is expected to be initiated in early 2001.

     GVAX® Pancreatic Cancer Vaccine. In May 2000, initial results were reported for GVAX® pancreatic cancer vaccine. In a Phase I clinical trial employing a non patient-specific GVAX® pancreatic cancer vaccine, prolongation of disease-free survival was demonstrated in three of eight patients who received the two highest vaccine doses following surgery and adjuvant radiation and chemotherapy. Updated data, reported in connection with a January 2001 publication in the Journal of Clinical Oncology, revealed that the three responders remain disease-free at 38, 35 and 33 months after their respective diagnoses. These data have prompted the initiation of a Phase II pancreatic cancer clinical trial in approximately 60 patients during the next year. GVAX® Pancreatic vaccine is comprised of allogeneic (non patient-specific) pancreatic cancer cells genetically modified to secrete granulocyte-macrophage colony stimulating factor (GM- CSF), an immune stimulatory hormone, and then irradiated for safety. The vaccine was administered as an intradermal (under the skin) injection and as with other GVAX® clinical trials, vaccine treatment was safe and generally well tolerated.

     GVAX® Lung Cancer Vaccine. Based on encouraging data from Cell Genesys' initial GVAX® lung cancer vaccine trial, the company is currently conducting a multicenter Phase I/II trial evaluating a patient-specific form of GVAX® cancer vaccine focusing on patients with advanced lung cancer who have failed chemotherapy. The trial, which is being conducted at eight clinical trial sites, is expected to enroll 40 patients. The vaccine is prepared from the patient's own tumor cells in a process that can be completed at the hospital site within 24 hours. After surgical removal of a patient's tumor, the vaccine is prepared by genetically modifying the tumor cells to secrete GM-CSF and then irradiating the cells prior to vaccinating the patient. Data from the initial lung cancer GVAX® trial demonstrated encouraging clinical and immunologic data in patients with advanced lung cancer, the majority of whom had failed prior treatment with surgery, radiation and/or chemotherapy. Eighteen of 25 patients who received the complete course of vaccinations demonstrated enhanced antitumor immunity, and at the time the data were reported in September 2000, two patients were disease-free more than two years after treatment and three other patients were reported to have stable disease without evidence of tumor progression after 15, eight and four months respectively. Cell Genesys expects to report data from its on-going multi-center GVAX® lung cancer vaccine trial in mid-2001. In the future Cell Genesys expects to develop an "off the shelf" version of GVAX® lung cancer vaccine.

     GVAX® Vaccine for Hematalogic Malignancies. Cell Genesys is also currently conducting clinical trials utilizing GVAX® cancer vaccines in combination with bone marrow transplantation for the treatment of hematologic malignancies. In the GVAX® vaccine trial for multiple myeloma, which was initiated in February 2001, patients are being treated with chemotherapy to induce remission and are then vaccinated before and after autologous bone marrow transplantation. The form of GVAX® vaccine used in this trial is a non patient-specific GVAX® product which will be mixed with the patient's irradiated tumor cells collected prior to chemotherapy. The goal of GVAX® vaccine therapy in this setting is to stimulate an immune response directed against the patient's tumor cells and prolong the remission induced by standard chemotherapy and transplantation. The Company expects to initiate a similar trial in patients with leukemia during 2001. It was reported in the May 2000 issue of the journal, Blood, that in animal studies of GVAX® vaccine for acute leukemia, GVAX® vaccine administered following bone marrow transplantation significantly prevented tumor relapse and increased the therapeutic benefit of transplantation. Autologous (patient-specific) bone marrow transplantation is currently being used to treat hematologic cancers in order to reduce the bone marrow toxicity of high dose chemotherapy and to enhance antitumor immunity.

     Cell Gensys' GVAX® cancer vaccines are novel therapies which must undergo rigorous human testing regulated by the Food and Drug Administration, ("FDA"). There is no assurance that GVAX® cancer vaccines will be proven safe or efficacious, or if approved, that the vaccines can be successfully commercialized. Although preliminary results reported to date from Cell Genesys' clinical testing of GVAX® vaccines for prostate cancer, pancreatic cancer and lung cancer are encouraging, and the therapies appear to be both safe and well tolerated by patients, there can be no assurance that the therapies will be tolerated over an extended period of time or that the clinical efficacy of the vaccines will be demonstrated. There also can be no assurance that Phase I studies of GVAX® vaccines for the treatment of hematalogic malignancies will demonstrate clinical efficacy. Any conclusion as to whether the Company's GVAX® cancer vaccines can potentially play a role in the treatment of multiple types of cancer will be based on both the results of ongoing clinical trials as well as future Phase II and Phase III studies.

Preclinical Programs

     During 2000, Cell Genesys conducted preclinical studies in four in vivo gene therapy programs including cancer, hemophilia, cardiovascular disorders and Parkinson's disease. Encouraging results have been achieved in preclinical studies for each of these programs. With the Company's increasing focus on cancer, however, Cell Genesys expects to pursue its Parkinson's disease gene therapy program through its majority-owned subsidiary, Ceregene, and expects to seek partners to complete the development and commercialization of its hemophilia and cardiovascular gene therapy program in the future.

     Cancer Gene Therapy. Cell Genesys is exploring a variety of gene therapy strategies to block tumor growth. One strategy is to inhibit blood vessel growth to tumors, thereby starving the tumor of its blood supply. This method of treatment is known as antiangiogenesis. Cell Genesys is collaborating with EntreMed, Inc. to evaluate two genes with antiangiogenic properties-Angiostatin® and Endostatin™-using the Company's adenoviral and AAV vectors. Cell Genesys also has an agreement with Rigel Pharmaceuticals ("Rigel") in which Rigel is using their high throughput functional genomics screening to identify novel genes which have antiangiogenic capabilities. Cell Genesys will be granted exclusive worldwide rights to these targets in the field of gene therapy. In addition to antiangiogenesis, Cell Genesys is evaluating other cancer gene therapy strategies. In 2000, the Company conducted preclinical studies in cancer with the p27/p16 gene, a cell cycle inhibitor gene exclusively licensed from GPC Biotech (formerly Mitotix, Inc.). In the August 2000 issue of the journal, Molecular Therapy, it was reported that p27/p16 gene therapy demonstrated the ability to kill multiple cancer cell types in preclinical cancer studies.

     Hemophilia Gene Therapy. Cell Genesys' scientists and academic collaborators have evaluated gene therapy using an (AAV) vector to deliver the factor IX gene into the liver of both small and large animals with hemophilia. In a canine hemophilia model, scientists observed an 85 percent reduction in bleeding episodes following a single administration of factor IX gene therapy. Additionally, two years after the single injection, the treated animals continued to produce the factor IX protein (the protein deficient in hemophilia B patients) which was deficient in these animals prior to treatment. These studies utilized the company's proprietary AAV vector system which has the ability to insert the therapeutic gene into the DNA of the patient's cells, thereby allowing potential long-term therapeutic benefit. In Cell Genesys' preclinical program for hemophilia B, an AAV vector system is employed since the factor IX gene is small enough to fit in this vector. For hemophilia A, the company has the option of employing an AAV vector system if a truncated form of the factor VIII gene can be successfully applied, or its proprietary lentiviral vector system if the full length gene is required for optimal production of the deficient clotting factor protein. Additionally, Cell Genesys has more than 150 patent filings for AAV and lentiviral gene therapies and has large scale manufacturing capabilities in this area. Cell Genesys expects to initiate human clinical trials for hemophilia during the next year.

     Cardiovascular Gene Therapy. Cell Genesys' cardiovascular gene therapy program is focused on the development of gene therapy to prevent or treat restenosis, a complication of thrombolysis and angioplasty, a surgical procedure employed to open blood vessel blockages and restore blood flow in patients with cardiovascular disease. Restenosis occurs when blood vessel lining cells migrate to and proliferate at such treatment sites thereby constricting blood flow. Cell Genesys believes that gene therapy represents a potential approach to treating or preventing restenosis by delivering genes to blood vessel lining cells that can inhibit or slow the proliferation of the blood vessel cells associated with restenosis. Medical procedures are currently available to achieve the site-specific delivery of these genes to appropriate sites in blood vessels. Cell Genesys' scientists and academic collaborators have demonstrated that adenoviral gene delivery systems can be used to deliver genes to blood vessel lining cells in studies in rabbits and that the delivery of the p27/p16 fusion gene can effect potent inhibition of vessel wall occlusion by reducing the proliferation of cells that contribute to restenosis. Cell Genesys has exclusively licensed certain cell cycle inhibitor genes, including p27/p16 from GPC Biotech for use in cardiovascular gene therapy.

     Parkinson's Disease Gene Therapy. Cell Genesys' scientists and academic collaborators are testing AAV-based gene therapy in Parkinson's disease, a neurodegenerative condition affecting brain cells responsible for movement and speech. Currently, the drug L-dopa is commonly prescribed as a treatment for Parkinson's disease. In a study in mice exhibiting certain Parkinson's symptoms, an AAV gene delivery system was used to deliver the genes required for the production of L-dopa to specific regions of the brain where L-dopa production could be detected throughout the one-year observation period. Additionally, after a single gene therapy injection, treated mice were able to survive during the study without daily L-dopa treatments. The Company expects that further studies of Parkinson's disease gene therapy will be pursued through its Ceregene subsidiary.

     Ceregene, Inc., A Majority-Owned Subsidiary of Cell Genesys. In January 2001, Cell Genesys launched a new majority-owned subsidiary, Ceregene, Inc., which will focus on gene therapies for central nervous system (CNS) disorders such as Alzheimer's disease and Parkinson's disease. Ceregene was formed through the acquisition of Neurologic Gene Therapeutics, a private San Diego-based start-up company. Cell Genesys contributed $10 million to Ceregene together with access to technology and patents in the CNS gene therapy area, in exchange for approximately 60 percent ownership of the new company. Ceregene was launched with two key product development programs already under way as a result of the efforts of Neurologic Gene Therapeutics. These include both a Phase I clinical trial for Alzheimer's disease gene therapy, as well as successful preclinical studies for Parkinson's disease gene therapy. Ceregene's operations, which will be based in San Diego, Calif., are expected to expand significantly in 2001 following the recruiting of key senior management. Neurologic Gene Therapeutics, which previously operated through limited private funding and research grants, was founded by a group of leading neuroscientists including Mark Tuszynski, M.D., Ph.D. and Armin Blesch, Ph.D. of the University of California, San Diego, and Jeffrey Kordower, Ph.D. of Rush Presbyterian-St. Lukes Medical Center in Chicago, all of whom serve as scientific advisors to Ceregene. Cell Genesys has majority representation on Ceregene's board and Stephen A. Sherwin, M.D., chairman and chief executive officer of Cell Genesys, serves as chairman.

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

     The selection of a specific vector is based on the disease indication, safety considerations, production efficiencies, disease site and other factors. Adenoviral vectors deliver larger genes into dividing or nondividing cells, and they are currently being used ex vivo in human clinical studies of GVAX® vaccine for lung cancer. AAV vectors deliver smaller genes to certain nondividing cells, including muscle, liver, nerve and blood vessel cells. Effective in vivo gene delivery using the AAV vector has been achieved in the Company's hemophilia and Parkinson's disease preclinical programs. Lentiviral vectors deliver larger genes to dividing and nondividing cells, including nerve, liver, muscle and bone marrow stem cells. Company scientists have described improved third-generation lentiviral vectors that employ a new safety mechanism which can prevent the vector from functioning should it recombine with infectious virus already present in the individual receiving the gene therapy treatment. The Company believes that these third generation lentiviral vectors could potentially be employed in human clinical studies. Finally, retroviral vectors are suitable for delivering genes ex vivo to dividing cells.

     Cell Genesys believes that its broad portfolio of vectors positions the Company as an attractive partner for biotechnology and pharmaceutical companies as well as academic institutions which have proprietary genes with potential in gene therapy. Cell Genesys has signed agreements relating to its vector technologies with six different companies. These collaborations include transactions in which Cell Genesys is reimbursed for providing gene delivery technologies to other companies with gene therapy product opportunities within their portfolio, as well as transactions in which Cell Genesys acquired commercial rights to therapeutic genes owned or discovered by other companies. Examples of the former type of transaction include agreements with Collateral Therapeutics, Inc. in cardiovascular gene therapy, EntreMed, Inc. in cancer gene therapy, Pharmacia & Upjohn in animal health and Clontech Laboratories, Inc., a division of Becton Dickinson in genomic research kits. Examples of the latter type of transaction include deals with two genomics companies including a collaboration with Rigel, Inc., which is providing access to genes for cancer, as well as an earlier agreement with GPC Biotech, formerly Mitotix, Inc., which provides Cell Genesys with exclusive rights to the gene therapy applications of p27/p16 cell cycle inhibitor genes in the fields of cancer and cardiovascular disease. Cell Genesys anticipates that additional agreements of these types will be signed in the future.

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

     Cell Genesys' manufacturing facility for production of clinical quantities of its products was licensed in 1994 by the California Department of Health Services. The California Department of Health Services may inspect the facility annually. Manufacture of clinical quantities of Cell Genesys' products does not require an FDA license, although the FDA may at any time inspect the facility. The continued operation of this facility requires compliance with FDA standards for this type of manufacturing. A separate license from the FDA is required for commercial manufacturing of any products. This facility, which is approximately 5,000 square feet, is currently being used to manufacture clinical product for the Company's GVAX® cancer vaccine clinical trials. In late 2000, Cell Genesys announced that it launched construction of a 41,000 square foot leased GMP manufacturing facility in Hayward, California, which it expects will begin operating in mid-2002. In addition, the Company announced in early 2001 that it had acquired for $4.8 million, the operating assets of Chiron Corporation's gene therapy business, including a staffed and operating 48,000 square foot leased GMP manufacturing facility in San Diego, California. Cell Genesys' 5,000 square foot manufacturing facility is expected to be converted to research and development space, and the other two manufacturing facilities will be used to manufacture products for the Company's future clinical trials including GVAX® cancer vaccine trials and gene therapy trials for hemophilia and cancer. The Company believes that both facilities have the capacity to manufacture products for Phase III trials and market launch.

Cell Genesys' Assets Outside Of Its Core Business In Gene Therapy

     Minority-Owned Abgenix, Inc. ("Abgenix") Subsidiary. Abgenix is developing antibody therapies for inflammation, cancer and transplant disorders. Abgenix's core technology includes strains of transgenic mice capable of generating fully human antibodies. Cell Genesys formed Abgenix as a separate business subsidiary in June 1996, contributing $14.0 million in cash, research, development and manufacturing technology as well as patents and other intellectual property specific to the antibody therapy programs. Abgenix completed its public offering (Nasdaq-AMEX: ABGX) in July 1998. Following the initial public offering, Cell Genesys' ownership of Abgenix dropped below 50 percent. Additional Abgenix financings, including the early 2000 secondary offering in which Cell Genesys sold 966,000 (pre-stock splits) shares of Abgenix stock, decreased Cell Genesys' holdings to approximately 12 percent ownership of Abgenix. In the fourth quarter of 2000, Cell Genesys participated in a separate secondary Abgenix offering which was a private placement of 4,050,000 (post-stock splits) shares of which 750,000 were sold on behalf Cell Genesys. Net proceeds of approximately $50 million were received from this transaction, and the company held 8,954,136 (post-stock splits) shares Abgenix stock or approximately 10.5 percent after the sale. The Company expects to sell additional shares of Abgenix common stock over time to provide additional funding for Cell Genesys' cancer vaccine and gene therapy programs.

     Gene Activation Technology. Cell Genesys has developed a novel and proprietary method for protein production referred to as "gene activation". Gene activation involves the insertion of genetic regulatory elements at specific sites in cell chromosomes in proximity to a human gene responsible for the production ("expression") of a therapeutic protein. Subsequently, the gene-activated protein could be produced in a cell-based production system. Gene activation may be applied to therapeutic proteins such as erythropoietin (EPO) and potentially other proteins and may offer certain advantages. Gene activation licensing agreements have provided more than $25 million in revenues to Cell Genesys through February 2001. In February 1997, Cell Genesys executed a license agreement with Hoechst Marion Roussel, now Aventis Pharmaceuticals, Inc. ("Aventis"), for gene-activated EPO and a second undisclosed protein. In late 2000, Aventis informed the Company of its intention to terminate this license agreement as it relates to a second undisclosed protein. As of February 2001, Cell Genesys had received over $17 million under this license agreement, which included certain milestone payments relating to the development of gene-activated EPO which Aventis is developing in collaboration with Transkaryotic Therapies, Inc.. The agreement also provides for royalties on future sales of gene-activated EPO anywhere in the world.

Corporate Collaborations

     Pharmaceutical Division Of Japan Tobacco. In December 1998, Cell Genesys signed a worldwide collaboration agreement with the pharmaceutical division of Japan Tobacco Inc. ("JT") for selected product candidates from the Company's GVAX® cancer vaccine program. The collaboration is focused on two targets-prostate cancer and lung cancer. Under the terms of the agreement, the two parties will share equally in the product development costs and future profits on a worldwide basis. Cell Genesys will have marketing rights in North America; JT will have marketing rights in Japan, Taiwan and Korea; and the two companies will share equally in marketing rights in Europe and the rest of the world. As of February 2001, Cell Genesys has received over $49 million in milestone and other one time payments and 50 percent reimbursement for research and development costs. The agreement provides for future loans of up to $30 million to Cell Genesys for Phase III development costs, if JT continues in the collaboration into Phase III trials. The parties have also agreed to support an ongoing clinical trial of GVAX® for kidney cancer in Japan, which is the first clinical trial of cancer gene therapy in Japan. If the parties agree to proceed with the development of this GVAX® product for kidney cancer, Cell Genesys will be eligible to receive additional funding in the form of research and development reimbursements and other payments to be agreed upon at a later date. None of the payments involve an additional equity investment in Cell Genesys by JT, which currently owns approximately three percent of the Company. This is the second collaboration agreement between Cell Genesys and JT. The first collaboration, signed in 1991, funded the successful development of the fully human monoclonal antibody technology employed by Abgenix.

     Gene Therapy Rights Agreement with Abgenix. In November 1997, Cell Genesys entered into the gene therapy rights agreement (the "GTRA") with Abgenix. The GTRA provides Cell Genesys with certain rights to commercialize products based on antibodies generated with Abgenix's XenoMouse™ technology in the field of gene therapy. Under the GTRA, we have certain rights to direct Abgenix to make antibodies to two antigens per year. In addition, we have an option to enter into a license to commercialize antibodies binding to such antigens in the field of gene therapy. Cell Genesys is obligated to make certain payments to Abgenix for these rights including reimbursement of license fees and royalties on future product sales. The GTRA also prohibits Abgenix from granting any third-party licenses for antibody products based on antigens nominated by Abgenix for its own purposes where the primary field of use is gene therapy. In the case of third-party licenses granted by Abgenix where gene therapy is a secondary field, Abgenix is obligated to share with us a portion of the cash milestone payments and royalties resulting from any products in the field of gene therapy.

     Other Collaborations. Cell Genesys has signed agreements with six different companies relating to its gene therapy technologies. In December 1998, Cell Genesys agreed to provide its adenoviral gene delivery system to Collateral Therapeutics for preclinical studies of cardiovascular gene therapy. Cell Genesys and GPC Biotech (formerly Mitotix, Inc.) have a worldwide license and research collaboration under which Cell Genesys has exclusive rights to use certain cell cycle inhibitor genes for the development of gene therapy products to treat cardiovascular disease. This agreement was expanded in April 1999 to include cancer applications as well. In August 1999, Cell Genesys signed a research collaboration for cancer gene therapy with EntreMed, Inc.. Under this agreement, EntreMed's Angiostatin® and Endostatin™ genes will be combined with Cell Genesys' proprietary adenoviral and adeno-associated viral (AAV) gene delivery systems in preclinical studies designed to assess whether the gene therapy can treat tumors by inhibiting their blood supply. In September 1999, the Company signed a research collaboration with Pharmacia & Upjohn in which Cell Genesys will provide its proprietary adenoviral and AAV gene delivery technologies to Pharmacia & Upjohn to evaluate certain applications of gene therapy in animal health. In September 1999, Cell Genesys signed a research collaboration and license agreement with Rigel Pharmaceuticals, Inc.. Under the agreement, Rigel is employing its proprietary functional genomics technology to identify novel therapeutic genes for the treatment of cancer-through antiangiogenesis-and Cell Genesys will be granted exclusive, worldwide rights to these genes in the field of gene therapy. In exchange, Rigel gains access to certain Cell Genesys patents and technology pertaining to retroviral gene delivery technology for use in the field of functional genomics. In January 2000, Cell Genesys nonexclusively licensed certain retroviral gene delivery technology to Clontech Laboratories, Inc., a wholly owned subsidiary of Becton Dickinson and Company. Under the license, Cell Genesys will receive royalties on worldwide sales of certain research kits that are currently being marketed, and any future products employing Cell Genesys' proprietary retroviral gene delivery technology. Additionally, customers of Clontech who intend to market products arising from research using these kits will need to obtain an additional license to this technology from Cell Genesys prior to product commercialization.

Gene Therapy Patents and Trade Secrets

     The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has approximately 295 issued or granted patents and more than 330 pending applications. While Cell Genesys is currently prosecuting its patent applications, it cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Because patent applications in the United States are confidential until patents are issued and publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Cell Genesys cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

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

Competition

     The Company encounters substantial competition in the development of cancer products. This competition, from other manufacturers of the same products and from manufacturers of different products designed for the same uses, is expected to continue in both U.S. and ex-U.S. markets. Gene therapy and cancer vaccines, the two primary focus areas of the Company, are rapidly evolving areas of the biotechnology industry and are expected to undergo many changes in the coming years as a result of the technological advances expected in this area. We are aware of a number of groups that are developing cancer vaccines and gene therapies including early-stage and established biotechnology companies, pharmaceutical companies, academic institutions, government agencies and research institutions. The Company faces competition from these groups in areas such as enrolling patients in clinical trials, recruiting employees, acquiring technologies that might enhance the Company's ability to market products, establishing relationships with certain research or academic institutions and in partnering certain of its programs with larger pharmaceutical companies. It is possible that our competitors could achieve earlier market commercialization, could have superior patent protection, or could have safer, more effective or more cost-effective products. These factors could render the Company's potential products less competitive, which could have a material adverse effect on the business.

Human Resources

     As of December 31, 2000, Cell Genesys employed 162 persons, of whom 26 hold Ph.D. degrees and 4 hold M.D. degrees. Approximately 125 employees are engaged in research and development, and 37 support business development, intellectual property, finance and other administrative functions. Cell Genesys' senior management and directors have had prior product development experience in the biotechnology and pharmaceutical industries. In January 2001, the company acquired the principal operating assets of Chiron Corporation's gene therapy business that then included 19 employees in the San Diego-based facility.

     Cell Genesys' success will depend in large part upon its ability to attract and retain employees. Cell Genesys faces competition in this regard from other companies, research and academic institutions, government entities and other organizations. Cell Genesys believes that it maintains good relations with its employees.

Executive Officers

     The executive officers of Cell Genesys and their ages as of March 31, 2001 are as follows:

Name	Age	Positon with Cell Genesys
Stephen A. Sherwin, M.D	52	Chairman of the Board, President and Chief Executive Officer
Joseph J. Vallner, Ph.D.	54	Executive Vice President and Chief Operating Officer
Matthew J. Pfeffer	43	Vice President and Chief Financial Officer
Dale G. Ando M.D.	47	Vice President -- Clinical Research
Malcolm J. McKay Ph.D.	45	Vice President -- Quality and Regulatory Affairs
Robert H. Tidwell	57	Vice President -- Corporate Development
Christine McKinley	47	Vice President -- Human Resources

     Dr. Sherwin has served as the president and chief executive officer and a director of Cell Genesys since March 1990. In March 1994, he was elected to the additional position of chairman of the board. From 1983 to 1990, Dr. Sherwin held various positions at Genentech, Inc., a biotechnology company, most recently as vice president of clinical research. Prior to 1983, Dr. Sherwin was on the staff of the National Cancer Institute. Dr. Sherwin currently serves as the chairman of the board of Ceregene, Inc., a majority-owned subsidiary of Cell Genesys, Inc. He is also a director of Abgenix, Inc., Neurocrine Biosciences, Inc., Rigel Pharmaceuticals, Inc. and privately owned Calyx Therapeutics, Inc. Dr. Sherwin holds a B.A. in biology from Yale University, an M.D. from Harvard Medical School and is board-certified in internal medicine and medical oncology.

     Dr. Vallner joined Cell Genesys in October 1999 as executive vice president and chief operating officer and currently manages the research, development, manufacturing, clinical, regulatory and operations departments at Cell Genesys. Prior to Cell Genesys, Dr. Vallner was with Sequus Pharmaceuticals for seven years where he was instrumental in the product launch of two products including Doxilr, a liposome-based cancer therapeutic. In addition, Dr. Vallner helped transition the Company through its merger with Alza Corporation. Prior to Sequus, he held various positions with Syntex Corporation and G.D. Searle and Company, and was an associate professor of pharmaceutics at the University of Georgia. Dr. Vallner received his Ph.D. in pharmaceutics, his M.S. in physical chemistry and his B.S. in pharmacy from the University of Wisconsin, Madison.

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

     Dr. Ando, vice president, clinical research, joined Cell Genesys in July 1997. Dr. Ando brings over nine years of clinical development and research experience to Cell Genesys, including three years at Cetus Corporation and six years at Chiron Corporation. Most recently he has served as director of clinical gene therapy for Chiron Technologies at Chiron. His experience includes clinical development of biological therapeutics and gene therapy for both cancer and HIV infection. Dr. Ando began his career as a faculty member at UCLA medical school in the division of rheumatology. He received his M.D. and Internal Medicine training at the University of Michigan and a B.S. in Chemistry from Stanford University.

     Dr. McKay joined Cell Genesys in November of 2000 as vice president, quality and regulatory affairs. Prior to joining Cell Genesys, Dr. McKay was vice president of regulatory affairs at Celtrix Pharmaceuticals. Dr. McKay has also held various management positions in the regulatory affairs and quality assurance areas with other biotechnology companies including COR Therapeutics, Berlex Biosciences and Triton Biosciences. Dr. McKay holds a Ph.D. in biochemistry from the University of London and a B.S. in biology from the University of Portsmouth in Hampshire, UK.

     Mr. Tidwell joined Cell Genesys in August 2000 as vice president, corporate development. Prior to joining Cell Genesys, Mr. Tidwell was vice president of business development at Calydon, Inc.. Mr. Tidwell has also held various management positions with such companies as Boston Life Sciences where he served as chief operating officer, Genetics Institute where he was vice president of marketing and business development, and Eli Lilly and Company where he held various positions including director of worldwide pharmaceutical licensing. Mr. Tidwell holds an M.B.A from The Ohio State Graduate School of Business and a Bachelor of Pharmacy from The Ohio State School of Pharmacy.

     Ms. McKinley, vice president, human resources, joined Cell Genensys in l994. From 1986 to 1994, she was responsible for human resources at Nellcor Puritan Bennett, Inc.. Previously, Ms. McKinley also worked at Genentech, Inc. for seven years in various human resource positions. She received a B.A. in psychology from the University of California, Santa Barbara.

SCIENTIFIC ADVISORY BOARD

     Cell Genesys has created a prominent scientific advisory board that includes several leaders in the fields of cancer immunotherapy and gene therapy. As of March 31, 2001, the board consists of the following individuals:

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

ITEM 2. PROPERTIES

     Cell Genesys occupies administrative offices and research laboratories covering approximately 91,635 square feet of space in a research and development office park located in Foster City, California. In February 2001, the Company extended the lease agreement in the Foster City location to January 31, 2006, providing for an additional 14,000 square feet of space in the use of research and development. Cell Genesys' laboratories are equipped for biochemical and tissue culture research and development. An additional 41,000 square feet of leased facility in Hayward, California was acquired in the fourth quarter of 2000 to become a manufacturing facility for the clinical production requirements for Phase III studies and potential product launches. This Good Manufacturing Practices ("GMP") manufacturing facility is being constructed and expected to be fully validated and on-line by mid-2002. In addition, the Company has signed a new build-to-suit lease for a two-story building consisting of approximately 50,000 square feet in the Hayward location with a fifteen- year term. The lease in the existing Hayward location will be co-terminus with this new lease. The second building in the Hayward location is being constructed to provide support services for the Company's GMP facility.

     On January 8, 2001, the Company announced that it had acquired the principal operating assets of Chiron Corporation's gene therapy business, including a fully equipped and staffed manufacturing facility, at a cost of approximately $4.8 million. The San Diego-based leased facility is approximately 48,000 square feet, includes a validated GMP manufacturing facility and is equipped to handle large-scale production of gene therapy products for Phase I to Phase III clinical trials and potential product launch.

     Cell Genesys has previously leased certain other facilities, including facilities in Alameda, California assumed as part of its acquisition of Somatix Therapy Corporation in 1997. These facilities are not currently occupied by Cell Genesys, and have been sublet to other companies under sub-leasing arrangements. In January 2001, the leases for the Alameda facilities expired except for one location that is under a sub-leasing arrangement and will expire in January 2002.

     In March 2001, the Company signed a new build-to-suit lease with purchase option for a new building to be constructed in South San Francisco, California. The agreement is contingent upon the developer obtaining various permits and other approvals prior to beginning construction. The proposed building is expected to contain approximately 155,000 square feet of research and development and administrative space, and is planned to serve as the Company's future corporate headquarters. Should the project go forward, construction is currently expected to be completed in late 2003.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Cell Genesys common stock is traded in the over-the-counter market and is quoted on The Nasdaq National Market under the symbol "CEGE". The following table sets forth, for the periods indicated, the high and low closing prices per share of Cell Genesys Common Stock as reported by The Nasdaq National Market. Cell Genesys did not pay any cash dividends with respect to the Cell Genesys Common Stock during any of the periods indicated below.

                                                           High       Low
                                                        --------- ---------
Calendar Year 1999
  First Quarter......................................    $ 8.63     $ 6.19
  Second Quarter.....................................    $ 9.00     $ 6.50
  Third Quarter......................................    $ 8.94     $ 3.00
  Fourth Quarter.....................................    $ 6.00     $ 2.69

Calendar Year 2000
  First Quarter......................................    $52.00     $11.81
  Second Quarter.....................................    $28.50     $14.75
  Third Quarter......................................    $33.56     $21.31
  Fourth Quarter.....................................    $28.48     $19.63

Calendar Year 2001
  First Quarter (through March 15, 2001).............    $22.44     $13.94

     As of March 15, 2001, there were approximately 33,000 holders of record of the Company's common stock. On March 15, 2001 the last reported sales price on the Nasdaq-AMEX National Market for the common stock was $14.63. The market for the Company's common stock is highly volatile.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                   Year Ended December 31,
                                                  ------------------------------------------------------
                                                    2000       1999        1998       1997       1996
                                                  ---------  ---------  ----------  ---------  ---------
                                                              (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue under collaborative agreements-
  principally from related parties.............. $  24,209  $  33,607  $   24,146  $  23,806  $  22,505
Operating expenses:
  Research and development......................    30,474     24,538      37,932     36,830     27,587
  General and administrative....................     6,984      4,833       8,204     10,659      7,469
  Charge for purchased in-process
   technology...................................       --          --         --      72,270        --
  Restructuring charge related to
   acquisition..................................       --          --         --       6,576        --
  Charge for cross-license and settlement
   (includes $11,250 equity in losses of
   Xenotech joint venture associated with
   cross-license and settlement)................       --          --         --      22,500        --
  Merger termination costs......................       --      15,382         --         --         --
                                                  ---------  ---------  ----------  ---------  ---------
          Total operating expenses..............    37,458     44,753      46,136    148,835     35,056
                                                  ---------  ---------  ----------  ---------  ---------
Operating loss..................................   (13,249)   (11,146)    (21,990)  (125,029)   (12,551)
Equity in loss of Abgenix.......................       --      (3,083)     (2,917)       --         --
Gain on sale of stock of Abgenix................   239,660        --        7,020        --         --
Interest income, net............................    13,172      2,235       1,567      1,500      3,277
                                                  ---------  ---------  ----------  ---------  ---------
Income (loss) before minority interest,
   income tax and cumulative effect of
   change in accounting........................... 239,583    (11,994)    (16,320)  (123,529)    (9,274)
Loss attributed to minority interest............       --         --        4,192        --         --
                                                  ---------  ---------  ----------  ---------  ---------
Net income (loss) before income tax
   and cumulative effect of accounting change..... 239,583    (11,994)    (12,128)  (123,529)    (9,274)
Provision for income tax........................   (64,203)       --         --          --         --
                                                  ---------  ---------  ----------  ---------  ---------
Income (loss) before cumulative effect of
   change in accounting.........................   175,380    (11,994)    (12,128)  (123,529)    (9,274)
Cumulative effect of change in accounting
   principle, net of tax (1)....................    (6,460)       --         --          --         --
                                                  ---------  ---------  ----------  ---------  ---------
Net income (loss)............................... $ 168,920  $ (11,994) $  (12,128) $(123,529) $  (9,274)

Deemed dividend to preferred shareholders.......       756        392       1,088        --         --
                                                  ---------  ---------  ----------  ---------  ---------
Net income (loss) attributed to common
   shareholders................................. $ 168,164  $ (12,386) $  (13,216) $(123,529) $  (9,274)

Basic income (loss) per common share before
   cumulative effect of accounting
   change and after deemed dividend............. $    5.18  $   (0.38) $    (0.46) $   (5.33) $   (0.57)
Cumulative effect of change in
   accounting principle.........................     (0.19)       --          --         --         --
                                                  ---------  ---------  ----------  ---------  ---------
Basic income (loss) per common share............ $    4.99  $   (0.38) $    (0.46) $   (5.33) $   (0.57)

Diluted income (loss) per common share before
   cumulative effect of accounting
   change and after deemed dividend............. $    4.73  $   (0.39) $    (0.46) $   (5.33) $   (0.57)
Cumulative effect of change in
   accounting principle.........................     (0.18)       --          --         --         --
                                                  ---------  ---------  ----------  ---------  ---------
Diluted income (loss) per common share.......... $    4.55  $   (0.39) $    (0.46) $   (5.33) $   (0.57)
                                                  =========  =========  ==========  =========  =========
Weighted average shares of common stock
   outstanding -- basic.........................    33,716     31,682      28,607     23,172     16,373
                                                  =========  =========  ==========  =========  =========
Weighted average shares of common stock
   outstanding -- diluted.......................    36,952     31,682      28,607     23,172     16,373
                                                  =========  =========  ==========  =========  =========

(1) Reflects the impact of the adoption of SAB 101 on revenue recognition effective
January 1, 2000.  Pro forma amounts of net income (loss) and related diluted per share amounts, assuming retroactive application of the change in accounting principle for the years ended 2000, 1999, 1998, 1997 and 1996 (previous amounts were not material) are as follows (in thousands, except per share amounts):

Pro forma:                                2000         1999          1998         1997         1996
Net income (loss)                     $175,380     $(10,649)     $(22,277)   $(122,729)    $(13,241)
Earnings (loss) per share diluted     $   4.73     $  (0.35)     $  (0.82)   $   (5.30)    $  (0.81)

                                                                      December 31,
                                                  ------------------------------------------------------
                                                    2000       1999        1998       1997       1996
                                                            (restated)
                                                  ---------  ---------  ----------  ---------  ---------
                                                                      (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term                       (restated)
  investments................................... $ 259,647  $  50,287  $   53,243  $  88,816  $  85,584
Working capital.................................   549,985    334,646      44,080     51,804     64,137
Total assets....................................   793,716    489,683      65,799    106,887     99,809
Note payable and other current
  obligation....................................   239,002    150,430       9,964     39,955     22,612
Long-term obligations...........................     1,350      3,198       4,860     11,082      6,133
Redeemable convertible preferred stock..........    17,185      7,679      12,083     19,817        --
Accumulated deficit.............................   (34,883)  (203,803)   (191,809)  (179,563)   (56,270)
Stockholders' equity............................   536,179    328,376      38,892     18,641     71,064

QUARTERLY RESULTS OF OPERATIONS (1)
(unaudited)
                                                   3/31/00     6/30/00     9/30/00    12/31/00   Total

                      2000                              (in thousands, except per share amounts)

Total Revenue................................... $   4,600  $   4,985  $    5,112  $   9,512  $  24,209
Research and development........................     6,400      7,747       7,448      8,879     30,474
General and administrative......................     1,659      1,574       1,860      1,891      6,984
Cumulative effect of change in accounting.......    10,767        --         --          --      10,767
Net income (loss) attributed to common stock.... $ 130,037  $    (434) $     (308) $  38,889  $ 168,164
Basic income (loss) per common share............ $    3.92  $   (0.01) $    (0.01) $    1.14  $    4.99
Diluted income (loss) per common share.......... $    3.56  $   (0.01) $    (0.01) $    1.05  $    4.55

CONSOLIDATED BALANCE SHEET DATA
(unaudited)                                   (restated)(2)  (restated)(2)  (restated)(2)

Working capital................................. $ 390,468      $ 538,123     $  660,809    $ 549,985
Total assets....................................   591,541        824,646      1,021,222      793,716
Total current liabilities.......................   196,857        282,453        356,155      239,002
Stockholders' equity............................   376,137        523,866        646,941      536,179

QUARTERLY RESULTS OF OPERATIONS
(unaudited)

                      1999
Total Revenue................................... $   6,076  $   7,223  $   10,233  $  10,075  $  33,607
Research and development........................     5,537      6,277       5,918      6,806     24,538
General and administrative......................     1,095      1,253       1,072      1,413      4,833
Merger termination costs........................       --         --          --      15,382     15,382
Net income (loss) attributed to common stock.... $  (1,099) $    (590) $    3,443  $ (14,140) $ (12,386)
Basic income (loss) per common share............ $   (0.04) $   (0.02) $     0.11  $   (0.44) $   (0.39)
Diluted income (loss) per common share.......... $   (0.04) $   (0.02) $     0.10  $   (0.44) $   (0.39)

CONSOLIDATED BALANCE SHEET DATA
(unaudited)
                                                                                         (retated)(2)
Working Capital................................. $  44,387     $  44,334     $   49,353    $ 334,646
Total assets....................................    73,389        74,866         78,907      489,683
Total current liabilities.......................     9,146        11,942         11,822      150,430
Stockholders' equity............................    48,087        47,151         56,357      328,376

(1) Quarterly amounts previously reported reflect the adoption of SAB 101.

(2) The balance sheets have been restated to record a deferred tax liability on the unrealized gain on Abgenix shares.  The change resulted in a reduction in stockholder's equity and a corresponding increase in current liabilities.
Revenue is being recognized over the term of the agreements.  The increase (decrease)
in revenues, net income (loss) and earnings (loss) per diluted shares reflect the impact of this adoption.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements made in this Item other than statements of historical fact, including statements about the Company's clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward-looking statements. The following should be read in conjunction with the Company's financial statements for the year ended December 31, 2000, contained under item 8 herein.

Overview

     Since its inception in April 1988, Cell Genesys, Inc. has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize cancer vaccines and gene therapies to treat cancer and other major, life- threatening diseases. Cell Genesys' current clinical programs include GVAX® cancer vaccines in Phase II studies for prostate cancer, Phase I/II studies for lung cancer and a Phase I/II study for multiple myeloma. The Company expects to initiate additional GVAX® cancer vaccine trials for prostate cancer and lung cancer as well as pancreatic cancer and leukemia during the next year. GVAX® vaccines for prostate cancer and lung cancer are being developed through a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. ("JT"). In addition, Cell Genesys has preclinical programs which are evaluating potential gene therapies for cancer, hemophilia and cardiovascular disorders. In January 2001, Cell Genesys launched a new majority-owned subsidiary, Ceregene, Inc., which will be focused on gene therapies for central nervous system disorders. The Company also has assets outside of its core business which can be used to help maintain financial strength while product candidates are under development. These assets include Cell Genesys' equity ownership of Abgenix, Inc., which is focused on the development and commercialization of antibody therapies and a licensing program in gene activation technology for therapeutic proteins.

     During 2000, Cell Genesys continued to build its gene therapy business through progress in both clinical and preclinical programs, by further validating its technology through multiple scientific papers and patent issuances, and by establishing licensing agreements for its gene therapy technologies. During 2000, Cell Genesys' financial position significantly increased as a result of the appreciation in value of the Company's holdings in Abgenix. Additionally, Cell Genesys participated in two Abgenix stock sales in 2000, raising approximately $250 million to strengthen the Company's cash position. Cell Genesys' financial resources will enable the Company to aggressively pursue products within its portfolio and to potentially acquire product candidates or technologies to create further shareholder value.

     Cell Genesys believes that gene therapies are likely to be developed on a continuum, progressing from ex vivo (modification of cells outside the patient's body for injection as therapy) to in vivo (modification of cells within the patient's body to provide therapy). The Company's goal is to emphasize "off-the-shelf" products that enable gene therapy to be provided in out-patient settings. These potentially include both non- patient-specific therapies, which could be vialed pharmaceuticals for direct administration, and patient-specific gene therapy products, which could be manufactured as non-patient specific products at Cell Genesys and combined with patients' cells during treatment.

     Ex vivo gene therapies currently are being evaluated by Cell Genesys in human clinical studies. These include studies of GVAX® therapeutic vaccines that are designed to impart new disease-fighting capabilities to the patient's immune system, in order to enhance an immune response against malignant cells. Encouraging data were obtained from clinical trials of GVAX® prostate cancer vaccine, GVAX® lung cancer vaccine and GVAX® pancreatic cancer vaccine in 2000. Based on these encouraging results and encouraging results from a preclinical study for GVAX® vaccine in leukemia, Cell Genesys has launched a Phase I trial in multiple myeloma and expects to launch clinical trials for prostate cancer, lung cancer, leukemia and pancreatic cancer during the coming year.

     In vivo gene therapies are at the preclinical stage of development at Cell Genesys. Treatment strategies may target cells that typically cannot be removed from the body for external processing and therefore are modified within the body. With in vivo gene therapy, the treatment goals include stimulating targeted cells to produce a protein or other substance needed to normalize key biological processes, or otherwise inhibiting specific disease processes. In 2000, the Company continued preclinical studies in a number of therapeutic areas and further developed its gene therapy technologies. The Company's preclinical research focuses on studies of gene therapy in animal models for cancer, hemophilia and cardiovascular disorders. The Company's preclinical gene therapy program in Parkinson's disease will be pursued in the future by Cell Genesys' majority - owned subsidiary, Ceregene, Inc., which was launched in January 2001.

     Cell Genesys ended the year of 2000 with approximately $260 million in cash, cash equivalents and short-term investments. The Company has maintained its financial position by relying on funding from various corporate collaborations and licensing agreements, as well as through strategic management of its resources. Revenues for 2000 were derived primarily from the above-mentioned GVAX® collaboration and payments received in connection with the Company's gene activation technology licensing program. In the first quarter of 2000, Cell Genesys received net proceeds of approximately $194 million for the sale of 966,000 (pre-stock splits) shares of Abgenix common stock. The transaction was related to a secondary Abgenix offering in which a total of 3,450,000 Abgenix shares were sold with 966,000 of the shares being sold by Cell Genesys. After the transaction, Cell Genesys held 2,426,034 shares (pre-stock splits), or approximately 12 percent of Abgenix common stock. In the fourth quarter of 2000, Cell Genesys participated in a separate secondary Abgenix offering which was a private placement of 4,050,000 (post-stock splits) shares of which 750,000 were sold by Cell Genesys. Net proceeds of approximately $50 million were received from this transaction, and the company held 8,954,136 shares (post-stock splits) of Abgenix stock or approximately 10.5 percent after the sale.

Results Of Operations

     As a result of Abgenix's IPO on July 2, 1998, the Company's ownership percentage was reduced to less than 50 percent and Abgenix has been accounted for under the equity method of accounting from that date to November 1999. In November 1999, Abgenix completed a public offering of 3 million shares and a private placement of 1.8 million shares of its common stock, further reducing Cell Genesys' ownership to approximately 19 percent. Consequently, from November 1999 forward, the Company is accounting for its investment in Abgenix as equity securities which are considered "available for sale" in accordance with SFAS 115 "Accounting for certain investments in Debt and Equity Securities." Abgenix was fully consolidated in the Company's financial statements prior to July 1, 1998.

     Revenue decreased to $24.2 million in 2000, from $33.6 million and $24.1 million in 1999 and 1998, respectively. Revenues for 2000 were derived primarily from the Company's GVAX® collaboration and payments received in connection with the Company's gene activation technology licensing program. Revenues for 2000 were impacted by the adoption of SAB 101 and the resulting change in the Company's revenue recognition policy. As a result of the adoption of SAB101 a cumulative effect of a change in accounting of $6.5 million, net of taxes was recorded in 2000. (see the revenue recognition note in the notes to the consolidated financial statements for further information on our adoption of SAB 101). Revenues for 1999 included a one-time payment of $8 million received in connection with a former collaboration agreement that was terminated in September 1999. During 2000, the Company recognized and received $6 million in milestone payments for the GVAX® prostate and lung programs. In February 1997, Cell Genesys entered into an agreement to license the Company's gene activation technology to Aventis (formerly Hoechst Marion Roussel) for erythropoietin (EPO) and a second undisclosed protein. The agreement provides for milestone payments and annual maintenance fees, in addition to royalties on future sales of one potential gene-activated protein products. The Company recognized revenue of $2 million, $4 million and $4.1 million in 2000, 1999 and 1998, respectively, pursuant to the Aventis agreement.

     Research and development expenses increased to $30.5 million during 2000, from $24.5 million and $37.9 million in 1999 and 1998, respectively. The increase can be attributed in part to the Company's expanding clinical trials for GVAX® cancer vaccine and hemophilia programs. The decrease in 1999 was primarily the result of a corporate restructuring plan implemented in the fourth quarter of 1998. The 1999 decrease also reflects the discontinuance of the AIDS gene therapy program. The Company expects that its research and development expenditures will increase in future years to support expanded and more numerous clinical trials and additional product development activities. The rate of increase depends on a number of factors including progress in research and development and clinical trials.

     General and administrative expenses were $7 million during 2000, compared to $4.8 million and $6 million in 1999 and 1998, respectively. The increase resulted from additional headcount and facility infrastructure to support expanding preclinical and clinical programs.

     In December 1999, the Company terminated an agreement with Genzyme under which the Company would be acquired, resulting in a one-time non- recurring cost of $15.4 million that was paid in December, 1999.

     During 2000, the Company had sold shares of Abgenix that resulted in realized gain of $239.7 million. In 1998, the sale of Abgenix stock resulted in $7 million realized gain.

     Interest and other income was $13.6 million in 2000 compared to $3.1 million and $3.4 million in 1999 and 1998, respectively. The higher income in 2000 is resulting from the sale of Abgenix stock in February and November 2000. Interest expense decreased to $0.4 million in 2000 from $0.8 million in 1999 and $1.8 million in 1998. The decrease reflects expired capital leases and repayment of a $1.6 million tenant improvement loan in March 2000. Interest expense in 1998 included interest on a note payable to GenPharm International commencing January 1997, which was paid in full in September 1998.

     Cell Genesys' net income in its "Gene Therapy Operations" was $168.2 million in 2000, compared to net losses of $8.9 million in 1999 and $4.1 million in 1998. The increase in income for 2000 was primarily due to $180 million gain realized on sales of Abgenix common stock, net of tax, partially offset by a $6.5 million, net of tax, revenue adjustment under the cumulative effect of accounting change following the adoption of SEC Staff Accounting Bulletin No. 101 ("SAB 101") during the first quarter of 2000. The loss in 1999 was primarily due to a one-time merger termination charge of $15.4 million in December 1999. Losses, excluding non-recurring charges and gains from sales of Abgenix stock, are expected to continue and may increase in future years as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and late stage human testing of its potential products.

     At December 31, 2000, Cell Genesys had federal net operating loss carryforwards of approximately $57 million and federal research and development tax credit carryforwards of approximately $1 million. The net operating loss and credit carryforwards will expire in the years of 2008 through 2012, if not utilized. The large capital gains associated with the sale of a portion of the Company's investment in Abgenix during February and November 2000 are have consumed a large portion of these net operating loss carryovers and tax credits.

Liquidity and Capital Resources

     Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements, sale of Abgenix common stock and equipment financing. In February and November 2000, the Company received $244 million in net proceeds for the sale of shares of Abgenix common stock. From inception through February 28, 2001, the Company received $181.6 million in net proceeds from equity financings and $168.6 million under collaborative agreements.

     At December 31, 2000, Cell Genesys' cash, cash equivalents and short-term investments totaled $259.6 million, compared to $50.3 million at December 31, 1999. The increase was due primarily to net proceeds from the sale of Abgenix common stock. At December 31, 2000, the Company held approximately 8.9 million shares of Abgenix common stock.

     During 2000, the Company made estimated federal income tax payments of $39.0 million and in March 2001 made an estimated state income tax payment of $11.5 million. These payments represent tax payable on our 2000 taxable income, including the net gains of $239.7 million on Abgenix stock sales, net of available net operating loss ("NOL") carryfowards and other applicable tax credits. The Company has additional unutilized NOL carryforwards, although the future utilization of these NOL carryforwards is limited by IRS regulation Section 382, which imposes an annual limitation on taxable income which can be offset by NOLs following a change in control. The Company, for IRS purposes, experienced a change in control during its acquisition of Somatix in 1997. It is the Company's current intention to minimize future tax liabilities on sales of Abgenix stock by offsetting gains against current operating losses and the NOL carryfowards allowed under Section 382. In addition, the Company has certain research and development tax credits which it may utilize to offset such gains. However, under some circumstances the Company may sell more Abgenix stock and consequently recognize more gain than it may be able to shelter from tax using these methods.

     Cell Genesys anticipates that fiscal year 2001 cash usage will not exceed $30 million, net of tax payments, sales of Abgenix stock, or build-out costs of manufacturing facilities and any potential acquisition of a late stage product candidate. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction of collaborative partners; the acquisition of new products or technologies; the cost of litigation; and patent interference proceedings or other legal proceedings or their resolution. Nonetheless, progress in the Company's development programs and/or the increase in the number of programs will reduce the current cash resources and potentially create the need to raise further capital. Therefore, the Company may continue to consider financing alternatives, including the potential sale of additional shares of Abgenix stock.

     While the Company believes that its current liquidity position will be sufficient to meet near future needs it anticipates that it will entertain the possibility of raising additional capital in advance of actual capital expenditures to preserve its liquidity. Therefore liquidity and volatility of capital markets play a significant role in the decision to raise capital. The types of financing available to the Company includes the sale of Abgenix securities and private or public placement of Cell Genesys equity securities. The Company's evaluation processes regularly consider the liquidity of capital markets, dilution, shareholder value and tax consequences of each type of financing on shareholders. Certain of the financing options available to the Company have some type of negative consequence to shareholders. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a slightly negative consequence in order to reduce or minimize a more significant negative consequence to shareholders.

Recent Accounting Pronouncements

     In March 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25", (FIN 44), was issued. FIN 44 clarifies the application of APB No. 25 for certain stock-based compensation issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among others. FIN 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The implementation of FIN 44 did not have a significant impact on the Company's financial position.

Risk Factors

     We may have a need for substantial additional funds. We may need substantial funds for existing and planned preclinical and clinical trials, to continue research and development activities, and to establish manufacturing and marketing capabilities for any products we may develop. At some point in the future, we may need to raise additional capital to fund our operations.

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

  our ability to realize the carrying value of the Abgenix stock due to its volatility.

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

     We have not been profitable in our operations (absent the gains on sales of Abgenix stock) and may not become profitable in the future.We have incurred an accumulated deficit since our inception. At December 31, 2000, our accumulated deficit was approximately $34.9 million, down from $203.8 million from December 31, 1999. For the year ended December 31, 2000, we recorded a net income of $168.9 million primarily from the gain on sale of Abgenix common stock. Absent this sale, we expect to incur substantial operating losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials, manufacturing and to a lesser extent, from general and administrative expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

     We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently have approximately 295 issued or granted patents and more than 330 pending applications. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions.

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

     We are currently involved in separate interference and/or opposition proceedings with regard to:

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

     The fields of cancer vaccines and gene therapy are highly competitive. Competition in the field of gene therapy from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and expected to increase. In many instances, we compete with other commercial entities in acquiring products or technology from universities. There are numerous competitors working on products to treat each of the diseases for which we are seeking to develop therapeutic products. Some competitors are pursuing a product development strategy competitive with ours, particularly with respect to our cancer vaccine program. Certain of these competitive products are in more advanced stages of product development and clinical trials. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete.

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

  fluctuations in our financial results

  announcements of technological innovations or new therapeutic products by us or our competitors announcements of changes in governmental regulation affecting us or our competitors announcements of regulatory approvals or disapprovals of our or our competitors' products developments in patent or other proprietary rights affecting us or other biotechnology and pharmaceutical companies public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies general market conditions

  fluctuations in the price of Abgenix stock

  severe fluctuations in price and volume in stock market in general which are unrelated to our operating perfromance inssuance of common stock upon conversion of the Series B preferred stock future sales of such common stock or other shares of common stock by existing stockholders the perception that such issuances or sales could occur

     Our business is subject to extensive regulation and any failure to Our business is subject to extensive regulation and any failure to obtain required regulatory approvals could prevent or delay the commercialization of our products. Regulation by governmental authorities in the United States and foreign countries is important in the manufacture and marketing of our proposed products and our research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Since our potential products involve the application of new technologies, regulatory approvals may take longer than for products produced using more conventional methods. Various federal and, in some cases, state laws also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of these products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable federal laws, requires significant expenditures. Any delay or failure by us or our collaborators or licensees to obtain regulatory approvals could hinder the marketing of our products and our ability to receive product or royalty revenue.

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

     We may in the future be exposed to product liability claims and may be unable to obtain sufficient insurance coverage. Clinical trials or marketing of any of our potential products may expose us to liability claims resulting from the use of our products. These claims might be made by consumers, health care providers or by others selling our products. We currently maintain product liability insurance with respect to each of our clinical trials. There can be no assurance that we will be able to maintain insurance or that sufficient coverage can be acquired at a reasonable cost. An inability to maintain insurance at an acceptable cost, or at all, could prevent or inhibit the clinical testing or commercialization of our products or otherwise affect our financial condition. A product liability claim or recall could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

     We have clinical trial agreements with a number of public and private medical institutions relating to the conduct of human clinical trials for our GVAX® cancer vaccine programs. The early termination of any of these clinical trial agreements would hinder the progress of our clinical trials including trials of our GVAX® cancer vaccines. If any of these relationships are terminated, the clinical trials might not be completed and the results might not be evaluated.

  University of California, San Francisco

  Dana-Farber Partners Cancer Care

  The Johns Hopkins Medical Institutions

  US Oncology, Inc.

  University of Tokyo, IMSUT

  Providence Portland Medical Center

  AmericasDoctor.com, Inc.

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

     Cell Genesys stockholders may be diluted by the exercise of outstanding stock options, the conversion of outstanding Series B redeemable convertible preferred stock, or other issuances of our common stock. Substantially all the outstanding shares of Cell Genesys common stock are eligible for sale in the public market. Conversion of the Series B preferred stock or exercise of outstanding stock options would result in issuance of additional shares of common stock, diluting existing investors. The number of shares of common stock issued, and therefore the dilution of existing investors, would increase as a result of either (i) an event triggering the antidilution rights of any outstanding shares of Series B preferred stock, or (ii) a decline in the market price of the Company's common stock immediately prior to conversion of the Series B preferred stock.

     The holders of the Series B preferred stock may choose at any time to convert their shares into common stock. In that event, the number of shares of common stock issued would be based on the lower of:

  a fixed conversion price of $11.02 per share for the 694 remaining shares from the original issue of $20 million face value preferred stock, and $14.53 per share for the 875 shares issued January 2000 from call options (see below) or, the average of certain trading prices during the 10 trading days preceding such date of conversion (the "Floating Conversion Price").

     During 2000, the market price of the common stock traded above the fixed conversion price of $11.02 and $14.53 per share and consequently the conversion rate of the Series B preferred stock is currently based on the fixed conversion price. Should the market price decline below the fixed conversion rate, the greater the decline in the market price, the greater the number of shares issuable upon conversion of the Series B preferred stock.

     On January 18, 2000, the Company received approximately $8.8 million from the issuance of 875 new Series B Convertible preferred shares following the exercise of call options for these shares. The newly issued preferred shares have a fixed conversion price of $14.53 and other terms as defined by the Series B preferred stock agreements dated November 14, 1997. The call option right which was available under the terms of these agreements was triggered by the appreciation of Cell Genesys' stock price. Following the issuance of the new preferred shares, no further call options remain outstanding.

     Our operations are vulnerable to interruption of fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue to increase in severity, they could disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us, could have a material adverse effect on our business.

     Our stock price is greatly influenced by the market price of Abgenix stock, which has been highly volatile. Our retained ownership of 8.9 million Abgenix shares represents a very material portion of the total assets on our balance sheet. Abgenix stock prices have proven to be highly volatile. Movements in the price of Abgenix stock up or down, exert strong corresponding influeces on the market price of our stock. stock exceeds the Share Limit. The amount of the redemption obligation will increase as the common stock price decreases because we are limited in the number of shares we can issue upon conversion. Consequently, volatility in the price of the common stock could magnify the amount of any redemption obligation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the normal course of business, the financial position of the Company is subject to a variety of risks, including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices to protect against these and other exposures. As a result, the Company does not anticipate material potential losses in these areas. As mentioned under risk factors, the Company is subject to risk associated with its retained ownership in Abgenix shares.

     The Company has not entered into any financial instruments that would give rise to foreign currency exchange risk, commodity pricing risk and equity pricing risk.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available for sale securities, comprised of corporate notes and commercial paper, are similar enough to aggregate those securities for presentation purposes. The average interest rate was calculated using the weighted average fixed rates under all contracts with Wells Fargo Bank, Sterling Capital Management, JP Morgan H & Q, Transamerica Business Credit Corporation and FINOVA Credit Corporation.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate

(in thousands)
                                                                                                    Fair
                                                                             There-                 Value
                                  2001       2002       2003       2004       after      Total    12/31/00
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total Investments
  Securities.................. $  31,120  $ 220,148  $     --   $     --   $     --   $ 251,268  $ 253,745
  Average Interest Rate.......      5.59%      5.29%       --         --         --        5.23%
Long-term Debt, including
  Current Portion............. $     985  $     640  $     492  $     260  $     --   $   2,377  $   2,377
  Average Interest Rate.......     10.95%     10.46%      9.92%      9.92%       --       10.31%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cell Genesys, Inc.

     We have audited the accompanying consolidated balance sheets of Cell Genesys, Inc. as of December 31, 2000 and 1999 (restated), and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Genesys, Inc. at December 31, 2000 and 1999 (restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As discussed in the revenue recognition note to the consolidated financial statements, in 2000 the Company changed its method of revenue recognition.

Palo Alto, California
January 19, 2001

/S/ ERNST & YOUNG LLP

CELL GENESYS, INC.
Consolidated Balance Sheets
 (in thousands, except share and per share data)

                                                                 December 31,
                                                           ---------------------
                                                             2000        1999
                                                           ---------  ----------
                           ASSETS
Current assets:
  Cash and cash equivalents including restricted cash of
  $349,000 and $369,000 for 2000 and 1999, respectively.. $  21,747  $    5,300
  Short-term investments.................................   237,900      44,987
  Investment in Abgenix common stock.....................   528,858     433,324
  Prepaid expenses and other current assets..............       482       1,465
                                                           ---------  ----------
          Total current assets...........................   788,987     485,076
Property and equipment, net..............................     4,439       4,198
Deposits and other assets................................       290         409
                                                           ---------  ----------
                                                          $ 793,716  $  489,683
                                                           =========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................... $     520  $    1,124
  Accrued compensation and benefits......................     1,323       2,056
  Deferred revenue from related parties..................     5,503       4,195
  Accrued legal expenses.................................       492         712
  Accrued acquisition and related costs..................        -        1,068
  Accrued clinical trial costs...........................       418         715
  Other accrued liabilities..............................       599         883
  Income tax payable.....................................    24,820          -
  Deferred tax liability.................................   204,300     137,000
  Current portion of property and equipment financing....     1,027       2,677
                                                           ---------  ----------
          Total current liabilities......................   239,002     150,430

Noncurrent portion of property and equipment financing...     1,350       3,198

Commitments and Contingencies

Redeemable convertible preferred stock, $.001 par value:
  5,000,000 shares authorized; 1,569 and 694 shares
  issued and outstanding in 2000 and 1999, respectively..    17,185       7,679

Stockholders' equity:
  Common stock, $.001 par value: 80,000,000 shares
     authorized; 34,123,771 and 32,645,675 shares
     issued and outstanding in 2000 and 1999,
     respectively........................................        34          33
  Additional paid-in capital.............................   256,007     248,255
  Accumulated comprehensive income, principally unrealized
  gain on investment in Abgenix..........................   315,021     283,891
  Accumulated deficit....................................   (34,883)   (203,803)
                                                           ---------  ----------
          Total stockholders' equity.....................   536,179     328,376
                                                           ---------  ----------
                                                          $ 793,716  $  489,683
                                                           =========  ==========

See accompanying notes.

CELL GENESYS, INC.
Consolidated Statements of Operations
 (in thousands, except per share data)

                                                         Year Ended December 31,
                                                  --------------------------------
                                                    2000       1999        1998
                                                  ---------  ---------  ----------

Revenue under collaborative agreements.......... $  24,209  $  33,607  $   24,146
Operating expenses:
  Research and development......................    30,474     24,538      37,932
  General and administrative....................     6,984      4,833       8,204
  Merger termination costs......................       --      15,382         --
                                                  ---------  ---------  ----------
         Total operating expenses...............    37,458     44,753      46,136
Equity in loss of Abgenix.......................       --      (3,083)     (2,917)
Gain on sale of stock of Abgenix................   239,660        --        7,020
Interest and other income.......................    13,558      3,059       3,725
Interest expense................................      (386)      (824)     (2,158)
                                                  ---------  ---------  ----------
Income (loss) before minority interest, income
   tax and cumulative effect of change in
   accounting...................................   239,583    (11,994)    (16,320)
Loss attributed to minority interest............       --         --        4,192
                                                  ---------  ---------  ----------
Income (loss) before income tax and cumulative
   effect of accounting change..................   239,583    (11,994)    (12,128)
Provision for income tax........................   (64,203)       --         --
                                                  ---------  ---------  ----------
Income (loss) before cumulative effect of
   change in accounting.........................   175,380    (11,994)    (12,128)
Cumulative effect of change in accounting
   principle, net of tax........................    (6,460)       --         --
                                                  ---------  ---------  ----------
Net income (loss)...............................   168,920    (11,994)    (12,128)
Deemed dividend to preferred shareholders.......       756        392       1,088
                                                  ---------  ---------  ----------
Net income (loss) attributed to
   common shareholders.......................... $ 168,164  $ (12,386) $  (13,216)
                                                  =========  =========  ==========
Basic income (loss) per common share before
   cumulative effect of accounting
   change and after deemed dividend............. $    5.18  $   (0.39) $    (0.46)
Cumulative effect of change in accounting princi     (0.19)       --          --
                                                  ---------  ---------  ----------
Basic income (loss) per common share.............$    4.99  $   (0.39) $    (0.46)
                                                  =========  =========  ==========
Diluted income (loss) per common share before
   cumulative effect of accounting
   change and after deemed dividend............. $    4.73  $   (0.39) $    (0.46)
Cumulative effect of change in accounting princi     (0.18)       --          --
                                                  ---------  ---------  ----------
Diluted income (loss) per common share.......... $    4.55  $   (0.39) $    (0.46)
                                                  =========  =========  ==========
Weighted average shares of common stock
   outstanding -- basic.........................    33,716     31,682      28,607
                                                  =========  =========  ==========
Weighted average shares of common stock
   outstanding -- diluted.......................    36,952     31,682      28,607
                                                  =========  =========  ==========

Pro forma amounts assuming the new
   revenue recognition policy was
   applied retroactively (unauidted):
   Net income (loss)............................ $ 175,380  $ (10,649)  $ (22,277)
                                                  =========  =========   =========

See accompanying notes.

CELL GENESYS, INC.
Consolidated Statement of Stockholders' Equity
 (in thousands, except share data)

                                                                               Accumulated
                                                                              Comprehensive
                                                                              Income(loss),
                                                                               Principally                    Total
                                                       Additional  Deferred   Unrealized Gain                Stock-
                                             Common     Paid-in     Compen-   on Investment  Accumulated    holders'
                                              Stock     Capital     sation     of Abgenix      Deficit       Equity
                                            ---------  ----------  ---------  -------------  ------------  -----------
Balances at December 31, 1997............. $      28  $  199,495  $  (1,319) $         118  $   (179,681) $    18,641
                                                                                                           -----------
  Net loss................................       --          --         --             --        (12,128)     (12,128)
  Change in net unrealized
    holding loss on available
    for sale securities...................       --          --         --              (5)          --            (5)
                                                                                                           -----------
  Comprehensive income(loss)..............                                                                    (12,133)
                                                                                                           -----------
  Adjustment to carrying
    amount of Abgenix
    investment as a result
    of IPO................................       --       22,209      1,319            --            --        23,528
  Issuance of 245,856
   shares of common stock
   upon exercise of stock
   options and pursuant to
   the 1992 Employee Stock
   Purchase Plan..........................         1       1,089        --             --            --         1,090
  Issuance of 66,512 shares
   of common stock upon
   exercise of warrants...................       --           33        --             --            --            33
  Conversion of 844 shares
   of Series B redeemable
   preferred into 2,385,783
   shares of common stock ................         2       8,360        --             --            --         8,362
  Deemed Dividend to
   preferred stockholders  ...............       --         (629)       --             --            --          (629)
                                            ---------  ----------  ---------  -------------  ------------  -----------
Balances at December 31, 1998.                    31     230,557        --             113      (191,809)      38,892

  Net loss................................       --          --         --             --        (11,994)     (11,994)
  Change in net unrealized
    holding loss on available
    for sale securities...................       --          --         --            (713)          --          (713)

  Unrealized gain on investment
    in Abgenix, net of taxes of
    $137,000 (restated)...................       --          --         --         284,491           --       284,491
                                                                                                           -----------
  Comprehensive income(loss)..............       --          --         --             --            --       271,784
                                                                                                           -----------
  Adjustment to carrying
    amount of Abgenix
    investment as a result
    from March 4, 1999 Abgenix
    common stock offering.................       --        9,835        --             --            --         9,835
  Issuance of 516,970
   shares of common stock
   upon exercise of stock
   options and pursuant to
   the 1992 Employee Stock
   Purchase Plan..........................         1       3,332        --             --            --         3,333
  Issuance of 34,780 shares
   of common stock upon
   exercise of warrants...................       --          127        --             --            --           127
  Conversion of 462 shares
   of Series B redeemable
   preferred into 1,149,081
   shares of common stock ................         1       4,796        --             --            --         4,797
  Deemed Dividend to
   preferred stockholders  ...............       --         (392)       --             --            --          (392)
                                            ---------  ----------  ---------  -------------  ------------  -----------
Balances at December 31, 1999.............        33     248,255        --         283,891      (203,803)     328,376

  Net income..............................       --          --         --             --        168,920      168,920
  Change in net unrealized
    holding loss on available
    for sale securities...................       --          --         --           3,118           --         3,118

  Unrealized gain on investment of
    Abgenix, net of taxes of $208,000.....       --          --         --          28,012           --        28,012
                                                                                                           -----------
  Comprehensive income....................       --          --         --             --            --       200,050
                                                                                                           -----------
  Issuance of 1,537,515
   shares of common stock
   upon exercise of stock
   options and pursuant to
   the 1992 Employee Stock
   Purchase Plan..........................         1       8,508        --             --            --         8,509
  Deemed Dividend to
   preferred stockholders  ...............       --         (756)       --             --            --          (756)
                                            ---------  ----------  ---------  -------------  ------------  -----------
Balances at December 31, 2000............. $      34  $  256,007  $     --   $     315,021  $    (34,883) $   536,179
                                            =========  ==========  =========  =============  ============  ===========

CELL GENESYS, INC.
Consolidated Statements of Cash Flows
 (in thousands)

                                                         Year Ended December 31,
                                                   --------------------------------
                                                     2000        1999       1998
                                                   ---------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).............................. $ 168,920  $  (11,994) $ (12,128)
  Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation and amortization...............     2,211       2,986      4,549
     Gain on disposal of property and equipment..        --         (34)        --
     Amortization of deferred compensation
       of subsidiary.............................        --          --        528
     Minority interest in net loss...............        --          --     (4,192)
     Equity in losses of Xenotech joint venture..        --          --        118
     Equity in losses of Abgenix.................        --       3,083      2,917
     Gain on sale of shares of Abgenix...........  (239,660)         --     (7,020)
  Changes to:
     Prepaid expenses and other assets...........       991        (645)     1,239
     Accounts payable............................      (574)         21        (55)
     Accrued compensation and benefits...........      (733)        768        704
     Deferred revenue from related parties.......     1,308       3,492     (5,290)
     Accrued legal expenses......................      (220)         61        592
     Accrued acquisition and related costs.......    (1,068)        136       (716)
     Other accrued liabilities...................      (612)       (123)    (3,597)
     Income tax payable..........................    21,120
                                                   ---------  ----------  ---------
          Net cash used in operating activities..   (48,317)     (2,249)   (22,351)
                                                   ---------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments............  (347,396)    (55,628)   (40,071)
  Maturities of short-term investments...........    30,844      48,716     14,831
  Sales of short-term investments................   126,759          --     57,614
  Contributions to Xenotech joint venture........        --          --         (8)
  Capital expenditures...........................    (2,373)        (13)      (703)
  Proceeds from disposal of property and equipmen        31          82         --
  Exercise of Abgenix warrants.....................    (730)         --         --
  Cash effect of applying equity method of
     accounting to the investment in
     Abgenix.....................................        --          --       (642)
  Net proceeds from sale of Abgenix shares.......   243,860          --      9,008
                                                   ---------  ----------  ---------
          Net cash provided by (used in)
            investing activities.................    50,995      (6,843)    40,029
                                                   ---------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible
    preferred stock..............................     8,750          --         --
  Proceeds from minority investment in subsidiary        --          --      3,944
  Proceeds from issuances of common stock........     8,517       3,461      1,121
  Payment of convertible note....................        --          --    (15,000)
  Payments under equipment financing obligations.    (3,498)     (3,524)    (4,288)
                                                   ---------  ----------  ---------
          Net cash provided by (used in)
            financing activities.................    13,769         (63)   (14,223)
                                                   ---------  ----------  ---------
Net increase (decrease) in cash and cash
  equivalents....................................    16,447      (9,155)     3,455
Cash and cash equivalents at beginning of year...     5,300      14,455     11,000
                                                   ---------  ----------  ---------
Cash and cash equivalents at end of year......... $  21,747  $    5,300  $  14,455
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

Concentration of Risk

     Cash and cash equivalents, short term investments, and accounts receivables are financial instruments, which potentially subject the company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and repurchase agreements which bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables.

Revenue recognition

     Research payments under collaborative arrangements and grants are recognized as revenue based on research expenses incurred as provided for under the terms of the arrangements.

     The Company previously recognized non-refundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective January 1, 2000, the Company changed its method of accounting for non-refundable license fees to recognize such fees over the research and development period of the agreement. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $6.5 million, net of taxes, cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the estimated research and development periods of the agreements. The impact of the accounting change in 2000 was to increase net income by $5.4 million, or $0.16 per share, which represents the portion of the cumulative effect amount recognized in 2000 based on the new accounting method. The remainder of the related deferred revenue will be recognized in revenue in 2001. The pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactive to prior periods.

     Pro forma amounts of net income (loss) and related per share amounts, assuming retroactive application of the accounting change for all periods (in thousands, except per share amounts):

As Reported:                                     2000         1999          1998

Net income (loss).........................    $168,164    $ (12,386)    $ (13,216)
Net income (loss) per share-diluted.......    $   4.55    $   (0.39)    $   (0.46)

Pro forma amounts with change in accounting related
to revenue recognition aplied retroactively (unaudited):

Net income (loss).........................    $175,380    $ (10,649)    $ (22,277)
Net income (loss) per share-diluted.......    $   4.73    $   (0.35)    $   (0.82)

     Incentive milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Cell Genesys, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner.

     Amounts received in advance are recorded as deferred revenue until the related revenue is recognized.

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

Cash, cash equivalents and short-term investments

     Cell Genesys places its cash, cash equivalents and short-term investments with high credit quality U.S. and foreign financial institutions, government and corporate issuers and limits the amount of credit exposure to any one issuer. The Company considers all highly liquid investments with insignificant interest rate risk with a maturity of less than three months when purchased to be cash equivalents. Cash and cash equivalents include $349,000 and $369,000 restricted cash at December 31, 2000 and 1999, respectively. All investments are denominated in U.S. dollars. Short term investments include equity securities classified as available- for-sale. The company recorded its investment at fair market value net of income taxes in accordance with Statement of Financial Accounting Standards No. 115.

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

Restatements and reclassifications

     The balance sheet as of December 31, 1999 has been restated to record a deferred tax liability on the unrealized gain on Abgenix shares. The change resulted in a $137 million reduction in stockholders' equity and a corresponding increase in the deferred tax liability. Deferred taxes have been provided under the assumption that Abgenix shares were sold at fair market value at year-end and that taxes would be payable on the gain at that time, net of currently available net operating loss carryforwards and tax credits. The amount of the gain ultimately realized as well as taxes ultimately paid will vary from this assumption as a result of numberous factors including the market price of Abgenix shares on the date of sale as well as the taxes payable on the gain, if any, and such amounts could differ materially from the estimates made at December 31, 2000 and 1999.

     Certain prior year balances have been reclassified to confor with the current year presentation.

Stock-based compensation

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations, and to adopt the "disclosure only" alternative described in SFAS 123. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying stock on the date of the grant as determined by the Company's Board of Directors, no compensation expense is recognized.

Net loss per share

     Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also give effect to the dilutive effect of stock options warrants and convertible preferred stock (calculated based on the treasury stock method). The Company does not present diluted earnings per share for years on which it incurred net losses as the effect of potentially dilutive shares from stock options, warrants and preferred stock, is antidilutive.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive income

     In accordance with Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income", comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The measurement and presentation of net income (loss) does not change. Other comprehensive income (loss) includes certain changes to stockholders' equity of the Company that are excluded from net income (loss). Specifically, unrealized gains or losses on the Company's available-for- sale securities are to be included in other comprehensive income (loss).

Income taxes

     Income taxes are computed using the asset and liability method, under which deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities, and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Segment reporting

     Statement of Financial Accounting Standards No. 131 "Disclosures about segments on Enterprise and Related Information" (SFAS 131), establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 had no impact on the Company's results of operations, financial position or disclosure of segment information.

Employer's disclosures about pensions and other postretirement benefits

     In March 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132. "Employers' Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS 132"). SFAS 132 does not change the recognition of measurement of pension of post-retirement benefit plans, but revises and standardizes disclosure requirement for pensions and other post-retirement benefits. The adoption of SFAS 132 has no impact on the Company's results of operations or financial condition.

Accounting for derivative financial instruments and for hedging activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued of Financial Accounting Standards No. 133. "Accounting for Derivative Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for the Company's year ending December 31, 2001. The Company does not currently hold any derivatives and does not expect this pronouncement to materially impact results of operations at this time.

Recent accounting pronouncements

     In March 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25," (FIN 44), was issued. FIN 44 clarifies the application of APB No. 25 for certain stock-based compensation issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among others. FIN 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The implementation of FIN 44 did not have a significant impact on the Company's financial position.

Statement of cash flows

     Supplemental disclosure to the Consolidated Statements of Cash Flows is as follows for the years ended December 31, (in thousands):

                                                     2000        1999       1998
                                                   ---------  ----------  ---------
Cash paid for interest..........................  $     386  $      824  $   2,158
Cash paid for taxes.............................  $  39,000  $       --  $      --

     Supplemental disclosure regarding noncash investing and financing activities is as follows for the years ended December 31 (in thousands):

                                                     2000        1999       1998
                                                   ---------  ----------  ---------
Furniture and equipment acquired under
  financing...................................... $     --   $      973  $   1,268
Deferred compensation related to grant of stock
  options by subsidiary.......................... $     --   $       --  $     298

2. Investment in Abgenix and Minority Interest

     Since 1996, the Company has maintained an investment in Abgenix, Inc. ("Abgenix"). In December 1997 and January 1998, Abgenix completed private placements of securities reducing Cell Genesys' percentage ownership from approximately 100 percent to approximately 54 percent.

     On July 2, 1998, Abgenix completed an initial public offering ("IPO"), reducing Cell Genesys' percentage ownership to approximately 40 percent. Prior to the IPO, Abgenix was a consolidated subsidiary and its financial results were presented accordingly. From July 2, 1998 through November 19, 1999, the Company's investment in Abgenix was accounted for under the equity method of accounting as a result of the reduced ownership position. On March 4, 1999, Abgenix completed the sale of an additional 3,000,000 shares of common stock in a public offering which further reduced the Company's ownership percentage in Abgenix to approximately 22 percent. The difference between the cost of the investment (the carrying value of the net assets less the equity in loss of Abgenix immediately prior to the public offering) and the amount of the underlying equity in net assets of Abgenix immediately following each of the public offerings was accounted for in accordance with APB Opinion No. 18. "The Equity Method of Accounting for Investment in Common 'Stock" and Staff Accounting Bulletin No. 51 "Accounting for Sales of Stock by a Subsidiary". Accordingly, the Company recognized $9.8 million as a contribution to stockholders' equity upon completion of the Abgenix March 1999 public offering.

     On November 19, 1999, Abgenix completed a private placement of 1.8 million shares of its common stock, and Cell Genesys' ownership was further reduced to approximately 19 percent. Accordingly, the Company no longer accounts for Abgenix's losses under the equity method of accounting. The Company's investment in Abgenix is now treated as available-for-sale securities and accounted for in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities".

     During 2000, the Company sold shares of Abgenix common stock resulting in $243.9 million in net proceeds. As of December 31, 2000, the Company retains approximately 8.9 million shares, or 10.5 percent, ownership in Abgenix. Based on Abgenix common stock's market value of $59.06 per share as of December 31, 2000, the total carrying amount of the Company's investment in Abgenix was $528.9 million.

3. Business Combination and Related Restructuring

     On May 30, 1997, Cell Genesys acquired Somatix Therapy Corporation. Cell Genesys recognized $6.6 million in 1997 for restructuring and integration expenses related to the acquisition. The current status of the accrued restructuring charges is summarized below: (in thousands)

                                             AMOUNT OF     AMOUNT      AMOUNT      AMOUNT      AMOUNT     AMOUNT
                                               TOTAL      UTILIZED    UTILIZED    UTILIZED    UTILIZED    TO BE
                                              RESTRUC-    THROUGH     THROUGH     THROUGH     THROUGH    UTILIZED
                                               TURING     DECEMBER    DECEMBER    DECEMBER    DECEMBER   IN FUTURE
                                               CHARGE     31, 1997    31, 1998    31, 1999    31, 2000    PERIODS
                                             ----------  ----------  ----------  ----------  ----------  ---------
Employee-related costs..................... $    2,880  $   (2,730) $     (150) $      --   $      --          --
Facility shut-down.........................      1,991        (918)       (312)        307      (1,068)        --
Duplicate equipment........................        537        (537)        --          --          --          --
Other......................................      1,170        (745)       (251)       (174)        --          --
                                             ----------  ----------  ----------  ----------  ----------  ---------
Totals                                      $    6,578  $   (4,930) $     (713) $      133  $   (1,068)        --
                                             ==========  ==========  ==========  ==========  ==========  =========

4. Termination of Merger Agreement between Cell Genesys and Genzyme

     In October 1999, Genzyme General and the Company announced that they had entered into a definitive agreement under which Genzyme General was to acquire Cell Genesys for approximately $350 million in a tax-free stock- for-stock exchange. The agreement was then terminated by Genzyme General on December 21, 1999 following the decision announced by Cell Genesys that its board of directors had withdrawn its recommendation of the merger with Genzyme and recommended that stockholders not approve the merger. Cell Genesys noted that the value of its equity ownership of Abgenix had increased by approximately $240 million since the merger agreement was announced in October 1999. In accordance with the terms of the merger agreement, the Company made a payment of $15 million on December 21, 1999 to Genzyme General, which was charged to expense in the statement of operations for the year ended December 31, 1999.

5. Collaborative and License Agreements

Collaborative agreement with Japan Tobacco Inc.

     On December 17, 1998, Cell Genesys entered into a worldwide collaboration agreement with the pharmaceutical division of Japan Tobacco Inc. ("JT") for the Company's GVAX® cancer vaccine program. The Company received an initial payment under the agreement of $12.7 million in December 1998. Inception-to-date, the Company received $19.2 million in research and development funding, $15 million for three product milestone achievements and a $2.5 million anniversary payment. Under the terms of this agreement, the Company could receive up to $27.5 million in research and development funding in the first three years and approximately $80 million in milestone payments, if JT continues in the collaboration through the regulatory approvals of the two products. None of the payments involve an additional equity investment in Cell Genesys by JT, which currently owns approximately 3 percent of the Company.

Collaborative agreement with Aventis Pharmaceuticals, Inc. (formerly Hoechst Marion Roussel, Inc.)

     On September 15, 1999, the Company reacquired product rights to its AIDS gene therapy program following the termination of a collaboration agreement with Hoechst Marion Roussel, Inc. Since October 1995, the agreement has provided total funding of $51.6 million for the Company's AIDS gene therapy program including the Phase II human clinical trials conducted to date. The total funding includes a payment of $8 million during 1999 as final wind-down payment following the termination of the collaborative agreement.

Gene Activation Technology Licenses

     Cell Genesys executed a license agreement with Hoechst Marion Roussel, now Aventis Pharmaceuticals, in February 1997 for gene- activated erythropietin ("EPO") and a second undisclosed protein. In late 2000, Aventis informed the Company of its intention to terminate this license agreement as it relates to a second undisclosed protein. The agreement provided for up to $26 million in milestone payments and fees, in addition to any royalties on future sales gene-activated EPO anywhere in the world. As of December 31, 2000, Cell Genesys had received over $17 million under this license agreement, which included certain milestone payments relating to the development of gene-activated EPO which Aventis is developing in collaboration with Transkaryotic Therapies, Inc. The Company recognized revenue of $2, $4 and $4.1 million in 2000, 1999 and 1998, respectively, pursuant to the agreement.

Gene Therapy Rights Agreement with Abgenix

     In November 1997, Cell Genesys entered into the gene therapy rights agreement (the "GTRA") with Abgenix. The GTRA provides Cell Genesys with certain rights to commercialize products based on antibodies generated with Abgenix's XenoMouse™ technology in the field of gene therapy. Under the GTRA, we have certain rights to direct Abgenix to make antibodies to two antigens per year. In addition, we have an option to enter into a license to commercialize antibodies binding to such antigens in the field of gene therapy. Cell Genesys is obligated to make certain payments to Abgenix for these rights including reimbursement of license fees and royalties on future product sales. The GTRA also prohibits Abgenix from granting any third-party licenses for antibody products based on antigens nominated by Abgenix for its own purposes where the primary field of use is gene therapy. In the case of third-party licenses granted by Abgenix where gene therapy is a secondary field, Abgenix is obligated to share with us a portion of the cash milestone payments and royalties resulting from any products in the field of gene therapy.

Other Collaborations

     Cell Genesys has signed agreements with six different companies relating to its gene therapy technologies. In December 1998, Cell Genesys agreed to provide its adenoviral gene delivery system to Collateral Therapeutics for preclinical studies of cardiovascular gene therapy. Cell Genesys and GPC Biotech (formerly Mitotix, Inc.) have a worldwide license and research collaboration under which Cell Genesys has exclusive rights to use certain cell cycle inhibitor genes for the development of gene therapy products to treat cardiovascular disease. This agreement was expanded in April 1999 to include cancer applications as well. In August 1999, Cell Genesys signed a research collaboration for cancer gene therapy with EntreMed, Inc. Under this agreement, EntreMed's Angiostatin® and Endostatin™ genes will be combined with Cell Genesys' proprietary adenoviral and adeno-associated viral (AAV) gene delivery systems in preclinical studies designed to assess whether the gene therapy can treat tumors by inhibiting their blood supply. In September 1999, the Company signed a research collaboration with Pharmacia & Upjohn in which Cell Genesys will provide its proprietary adenoviral and AAV gene delivery technologies to Pharmacia & Upjohn to evaluate certain applications of gene therapy in animal health. In September 1999, Cell Genesys signed a research collaboration and license agreement with Rigel Pharmaceuticals, Inc. Under the agreement, Rigel is employing its proprietary functional genomics technology to identify novel therapeutic genes for the treatment of cancer-through antiangiogenesis-and Cell Genesys will be granted exclusive, worldwide rights to these genes in the field of gene therapy. In exchange, Rigel gains access to certain Cell Genesys patents and technology pertaining to retroviral gene delivery technology for use in the field of functional genomics. The Company's chief executive officer and president is a member of the Board of Directors of Rigel and the chief executive officer and president of Rigel is a member of the Company's Board of Directors. In January 2000, Cell Genesys nonexclusively licensed certain retroviral gene delivery technology to Clontech Laboratories, Inc., a wholly owned subsidiary of Becton Dickinson and Company. Under the license, Cell Genesys will receive royalties on worldwide sales of certain research kits that are currently being marketed, and any future products employing Cell Genesys' proprietary retroviral gene delivery technology. Additionally, customers of Clontech who intend to market products arising from research using these kits will need to obtain an additional license to this technology from Cell Genesys prior to product commercialization.

6. Fair Value of Financial Instruments

     The following is a summary of the Company's available-for-sale securities at December 31, 2000 and 1999, respectively (in thousands):

                                                  GROSS       GROSS
                                    AMORTIZED  UNREALIZED  UNREALIZED   ESTIMATED
                                       COST       GAINS      LOSSES     FAIR VALUE
                                   ------------  --------  -----------  ---------
2000
Commercial paper..................$     22,975  $    --   $      --    $  22,975
Corporate notes....................     24,725       224         --       24,949
Municipal bonds....................    186,288     2,164         --      188,452
U.S. government and its agencies...     17,281        88         --       17,369
Abgenix common stock.............        8,287   520,571         --      528,858
                                   ------------  --------  -----------  ---------
Short-term investments........... $    259,556  $523,047  $      --    $ 782,603
                                   ============  ========  ===========  =========

Classified as:
Cash equivalents................. $     15,845  $    --   $      --    $  15,845
Short-term investments...........      235,424     2,476         --      237,900
Abgenix common stock...............      8,287   520,571         --      528,858
                                   ------------  --------  -----------  ---------
                                  $    259,556  $523,047  $      --    $ 782,603
                                   ============  ========  ===========  =========

1999
Commercial paper................. $      6,004  $     --  $       (74) $   5,930
Corporate notes..................       31,107        --         (387)    30,720
U.S. government and its agencies.        8,621        --         (139)     8,482
Abgenix common stock.............       11,833   421,491         --      433,324
                                   ------------  --------  -----------  ---------
Short-term investments........... $     57,565  $421,491  $      (600) $ 478,456
                                   ============  ========  ===========  =========

     The unrealized holding gains (losses) on these securities at December 31, 2000 and 1999 are $523 million and $420.9 million respectively, and are principally unrealized gains on the investment of Abgenix common stock. These are reflected in the consolidated statement of stockholder's equity and are included in the Company's accumulated comprehensive inocme (loss), net of income taxes. Gross realized gains for 2000 were $17,000 and $156,000 for the year ended December 31, 1999. The investment in Abgenix is marked-to-market based on the current fair value at the end of each reporting accounting period.

     The amortized cost and estimated fair value of available-for-sale debt securities at December 31, 2000, by contractual maturity, are shown below (in thousands):

                                                AMORTIZED   ESTIMATED
                                                   COST     FAIR VALUE
                                               ----------   ----------
Due in one year or less........................ $ 39,408     $559,976
Due in one to seven years......................  220,148      222,627
                                               ----------   ----------
                                                $259,556     $782,603
                                               ==========   ==========

7. Property and Equipment

     Property and equipment consists of the following at December 31 (in thousands):

                                                              2000        1999
                                                           -----------  ---------
Furniture and equipment under equipment financing........ $     4,872  $   8,893
Machinery and equipment..................................      12,902      7,788
Leasehold improvements under financing...................       5,463      5,463
Leasehold improvements...................................       3,420      2,561
Construction in progress.................................         271        126
                                                           -----------  ---------
                                                               26,928     24,831
Accumulated depreciation and amortization................     (22,489)   (20,633)
                                                           -----------  ---------
                                                          $     4,439  $   4,198
                                                           ===========  =========

     The Company recognized depreciation expense of $2,191,000, $2,819,000 and $4,567,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

8. Commitments and Contingencies

Rental commitments

     The Company leases its facilities and certain equipment under non- cancelable operating leases. The leases, including the Hayward facility, expire at various dates through 2009 and some contain options for renewal. Rent expense under operating leases was $2 million in 2000, $1.7 million in 1999 and $2.7 million in 1998.

Property and equipment financing

     As of December 31, 2000, the Company has $4.9 million of property and equipment financed through long-term obligations. These obligations bear an average interest rate ranging from 10 to 14 percent, have up to 5 year terms and contain various buy-out provisions at term expiration. These obligations are secured by certain fixed assets at the Company and by certain deposits. Under these obligations, the Company is required to meet various financial covenants with which it was in compliance at December 31, 2000.

     Future minimum payments under non-cancelable operating and capital leases, excluding the Alameda facility, at December 31, 2000, were (in thousands):

                                                            Operating    Capital
                                                             Leases      Leases
                                                           -----------  ---------
Years ending December 31:
  2001................................................... $     2,020  $   1,228
  2002...................................................         724        745
  2003...................................................         618        540
  2004...................................................         534        273
  2005 and beyond........................................       3,549         --
                                                           -----------  ---------
  Total minimum lease payment............................ $     7,445  $   2,786
                                                           ===========  =========
Less: Amount representing interest.......................                   (409)
                                                                        ---------
Present value of future lease payments...................              $   2,377
Current portion..........................................                 (1,027)
                                                                        ---------
Non current portion......................................              $  $1,350
                                                                        =========

11. Redeemable Convertible Preferred Stock

     On November 14, 1997, the Company completed a private placement of 2,000 shares of Series B redeemable convertible preferred stock ("preferred stock") for aggregate proceeds of $20 million. The Company, subject to certain conditions, may exercise a put option to sell up to an additional $10 million of preferred stock and investors, subject to certain conditions, may exercise a call option to purchase up to an additional $10 million of preferred stock. Each of the preferred shares is convertible, at the option of the holder, into shares of common stock of the Company based upon a conversion price of $11.02 per share or, if lower, 100 percent of the average of specified trading prices during the ten trading days preceding a conversion. Any shares not converted prior to November 2002 are automatically converted into shares of the Company's common stock. The convertible preferred stock bears a dividend of 5 percent, payable in kind upon conversion. If the Company enters into a "major transaction" or effects a "triggering event" as defined in the private placement agreement, the stock may be redeemed at the option of the holders. Examples of such transactions or events would include a change in control of the Company or delisting of the Company's stock. The preferred stock is non-voting. During 1999, 1,306 shares of Series B preferred stock had been converted into common stock and 694 shares of the total original issue of $20 million face value of Series B preferred shares, approximately $7.7 million, remain outstanding. The fixed conversion price for these shares is $11.02, and there was no conversion activity during 2000.

     In January 2000, the Company received approximately $8.8 million from the issuance of 875 new Series B convertible preferred shares following the exercise of the above mentioned call options for these shares. The newly issued preferred shares have a fixed conversion price of $14.53 and other terms as defined by the Series B preferred stock agreements dated November 14, 1997. The call option right which was available under the terms of these agreements was triggered by the rise of Cell Genesys' stock price. Following the issuance of the new preferred shares, no further call options remained outstanding. The total face value of Series B preferred shares is approximately $17.2 million as of December 31, 2000. Any of these 875 Series B preferred shares not converted prior to January 2005 are automatically converted into shares of the Company's common stock.

10. Stockholder's Equity

Accounting for stock issued to employees

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Incentive stock plans

     The Company's 1989 Incentive Stock Plan, and the 1998 Incentive Stock Plan ("the Plans") provide for the issuance of common stock and granting of options for common stock to employees, officers, directors and consultants of the Company. The Company grants shares of common stock for issuance under the Plans at no less than the fair market value of the stock (85 percent of fair market value for non-qualified options). Options granted under the Plans have a maximum term of ten years and generally vest over four years at the rate of 25 percent one-year from the grant date and 1/48 monthly thereafter.

     Effective November 6, 1998, Cell Genesys offered employees holding outstanding options the opportunity to exchange each option share for one option share priced at $4.125 (the deemed fair market value on that date). The new options were not eligible for exercise prior to May 6, 1999, after which vesting continues in accordance with the previous options' vesting schedule. All other terms remained unchanged. As a result of the offer, 1,765,835 options were exchanged which are included in the table below.

     The following table summarizes information about the plan:

                                                     Outstanding Options
                                                    ------------------------
                                                                  Weighted-
                                                                   Average
                                         Shares      Number of     Exercise
                                        Available      Shares       Price
                                       -----------  ------------  ----------
Balances, December 31, 1997..........       2,079         2,931  $     6.13
     Authorized......................         800
     Granted.........................      (2,940)        2,940  $     5.46
     Exercised.......................                      (177) $     4.32
     Canceled........................       2,419        (2,419) $     7.14
                                       -----------  ------------
Balances, December 31, 1998..........       2,358         3,275  $     4.88
     Authorized......................        --
     Granted.........................      (1,296)        1,296  $     7.65
     Exercised.......................                      (296) $     4.08
     Expired.........................      (1,289)
     Canceled........................         424          (424) $     6.41
                                       -----------  ------------
Balances, December 31, 1999..........         197         3,851  $     5.69
     Authorized......................       1,500
     Granted.........................        (792)          792  $    23.64
     Exercised.......................          --        (1,031) $     4.28
     Expired.........................        (118)
     Canceled........................         395          (395) $     7.75
                                       -----------  ------------
Balances, December 31, 2000..........       1,182         3,217  $    10.33
                                       ===========  ============

Exercisable at December 31, 2000..................        1,670  $     5.75
                                                    ============

Exercisable at December 31, 1999..................        1,997  $     4.77
                                                    ============

Exercisable at December 31, 1998..................        1,038  $     5.43
                                                    ============

Weighted average fair value of options granted during 2000...... $    18.34
Weighted average fair value of options granted during 1999...... $     4.77
Weighted average fair value of options granted during 1998...... $     3.55

     The following table summarizes information about stock options outstanding at December 31, 2000:

                          Options Outstanding             Options Exercisable
                   -----------------------------------  ----------------------
                                Weighted-
                                 Average     Weighted-               Weighted-
                     Number     Remaining     Average     Number      Average
      Range of     Outstanding Contractual   Exercise   Exercisable  Exercise
   Exercise Prices    (000)    Life (Years)    Price       (000)       Price
------------------ ----------- ------------  ---------  -----------  ---------
  $1.50 -   $4.81         869          7.0  $   $4.00          760  $   $3.98
  $5.00 -   $7.00         743          7.1       5.80          515       5.83
  $7.50 -  $11.75         861          8.1       8.73          378       8.51
 $17.38 -  $24.63         500          9.7      20.67           14      18.41
 $28.00 -  $42.63         244          9.6      31.15            3      42.63
--------           -----------                          -----------
                        3,217                                1,670
                   ===========                          ===========

Somatix 1992 Stock Option Plan

     Under the terms of the merger agreement with Somatix, the Company adopted the 1992 Stock Option Plan. Information with respect to the plan activity is as follows:

                                                      Outstanding Options
                                                  ------------------------
                                                                Weighted-
                                                   Number of     Average
                                                     Shares      Exercise
                                                     (000)        Price
                                                  ------------  ----------
Authorized and Outstanding at December 31, 1997..         837  $     8.97
  Granted........................................       --           --
  Exercised......................................       --           --
  Canceled.......................................        (108)      16.04
                                                  ------------
Authorized and Outstanding at December 31, 1998..         729        9.01
  Granted........................................       --           --
  Exercised......................................        (221)       7.92
  Canceled.......................................         (14)      15.83
                                                  ------------
Authorized and Outstanding at December 31, 1999..         494        9.30
  Granted........................................       --           9.31
  Exercised......................................        (400)       9.31
  Canceled.......................................          (3)      15.44
                                                  ------------
Authorized and Outstanding at December 31, 2000..          91  $     9.07
                                                  ============

Exercisable at December 31, 2000.................          91  $     9.07
Exercisable at December 31, 1999.................         491  $     9.26
Exercisable at December 31, 1998.................         719  $     8.92

Weighted average remaining contractual
  life at December 31, 2000...................................  2.9 years

1992 Employee Stock Purchase Plan

     The 1992 Employee Stock Purchase Plan ("the Purchase Plan") allows eligible employees to participate and purchase common stock at 85 percent of its fair value at certain specified dates. Employee contributions are limited to 10 percent of compensation or $25,000, whichever is less. A total of 650,000 shares of common stock have been reserved for issuance under the Purchase Plan. As of December 31, 2000, 473,071 shares have been issued pursuant to the Purchase Plan.

Pro forma informationn

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for options granted under its employee stock option plans, and the Purchase Plan under the fair value method of that Statement. The fair value of Cell Genesys' options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998, 1999 and 2000, respectively: risk-free interest rates of 4.64%, 5.5% and 6.14%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.68, 0.67 and 1.0; and an expected life of the option of 5 years under the stock option plan and 0.5 years for options granted under the Purchase Plan.

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

                                                      2000         1999          1998
                                                  ----------    ----------    ----------
                                                    in thousands (except per share data)

Net income (loss)               As reported        $168,920    $ (11,994)    $ (12,128)
                                Pro forma          $162,354    $ (16,274)    $ (14,463)
Net income (loss) per share     As reported        $   4.57    $   (0.39)    $   (0.46)
                                Pro forma          $   4.39    $   (0.51)    $   (0.51)

Stockholder Rights Plan

     In July 1995, the Board of Directors approved a stockholder rights plan under which stockholders of record on August 21, 1995 received one preferred share purchase right for each outstanding share of the Company's common stock. In July 2000, the Company made certain technical changes to amend the plan and extend the life of the rights plan until 2010. The rights are exercisable only if an acquirer purchases 15 percent or more of the Company's common stock or announces a tender offer for 15 percent or more of the Company's common stock. Upon exercise, holders other than the acquirer may purchase Cell Genesys stock at a discount. The board of directors may terminate the rights plan at any time or under certain circumstances redeem the rights.

Warrants

     The Company assumed various warrants issued by Somatix for the purchase of common stock, of which 750,000 shares were cancelled during 2000. There are no warrants outstanding at December 31, 2000.

     During January 2000, the Company announced that it had acquired an additional 121,667 shares of stock in Abgenix in connection with the exercise of warrants. The warrants had an exercise price of $6.00 per share, resulting in payment of approximately $0.7 million to Abgenix.

Shares reserved

     At December 31, 1998, the Company has reserved shares of common stock for potential future issuance consisting of 2,089,136 upon conversion of preferred stock; and 4,576,804 for exercises under the employee stock option plans or the stock purchase plan.

     In January 2001, the company adopted an employee non-statutory stock option plan. Subject to the provisions of the plan, the maximum aggregate number of shares which may be optioned and sold under the plan is two million (2,000,000) shares.

11. Income Taxes

     The Company's provision for income taxes consists of the following (in thousands):

                                                December 31,
                                         2000        1999        1998
                                    ----------  ----------  ----------
Current:
Federal............................$   52,708  $      --   $      --
State...............................   15,196         --          --
                                    ----------  ----------  ----------
                                       67,904

Deferred:
Federal.............................   (3,700)        --          --
State...............................       --         --          --
                                    ----------  ----------  ----------
                                   $   64,203  $           $
Provision for income taxes........  ==========  ==========  ==========

A reconciliation between our income tax provision and the U.S. statutory rate follows (in thousands):

                                                      December 31,
                                             2000        1999        1998
                                         ----------  ----------  ----------
Tax at U.S. statutory rate of 35%.......$   83,854      (4,198)     (4,245)
State taxes, net of federal benefit......    9,877         --          --
Net operating losses utilized
   (not benefited).......................  (25,585)      4,198       4,245
Change in valuation allowance............   (3,700)        --          --
Research and development tax
    credits utilized.....................   (1,300)        --          --
Other....................................    1,057         --          --
                                         ----------  ----------  ----------
Income tax provision (benefit)..........$   64,203  $      --   $      --
                                         ==========  ==========  ==========

     As of December 31, 2000, the Company had federal net operating loss carryforwards of approximately $57 million. The Company also had federal research and development tax credit carryforwards of approximately $1 million as of December 31, 2000. The federal net operating loss and research credit carryforwards will expire in various dates beginning in 2008 through 2012, if not utilized.

     Utilization of the net operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                              December 31,
                                                        ----------------------
Deferred Tax Assets:                                       2000        1999
                                                        ----------  ----------
Net operating loss carryforwards...................... $   19,400  $   47,900
Research credit carryforwards.........................        800       3,000
Capitalized research and development..................      1,400       1,400
Other accruals and reserves...........................      5,400       5,700
                                                        ----------  ----------
Net deferred tax assets...............................     27,000      58,000
Valuation allowance ..................................    (23,300)    (27,000)
                                                        ----------  ----------
Net deferred tax assets............................... $    3,700  $   31,000
                                                        ----------  ----------
Deferred Tax Liabilities:

Unrealized gain on investment in Abgenix...............$  208,000  $  168,000
                                                        ----------  ----------
Net deferred tax liability.............................$  204,300  $  137,000
                                                        ==========  ==========

     The valuation allowance decreased by $22.6 million during the year ended December 31, 1999 and decreased by $3.7 million during the year ended December 31, 2000. Approximately $3 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

     The balance sheet as of December 31, 1999 has been restated to record a deferred tax liability on the unrealized gain on Abgenix shares. The change resulted in a $137 million reduction in stockholders' equity and a corresponding increase in the deferred tax liability.

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

13. Subsequent Events (unaudited)

     On January 8, 2001, the Company announced that it had acquired the principal operating assets of Chiron Corporation's gene therapy business, including a fully equipped and staffed manufacturing facility, at a cost of approximately $4.8 million. The San Diego-based leased facility is approximately 48,000 square feet, includes a validated GMP (Good Manufacturing Practices) manufacturing facility and is equipped to handle large-scale production of gene therapy products for Phase I to Phase III clinical trials and potential product launch.

     On January 11, 2001, the Company announced that it had launched a new subsidiary, Ceregene, Inc., which will focus on gene therapies for central nervous system (CNS) disorders such as Alzheimer's disease and Parkinson's disease. Ceregene was formed through the acquisition of Neurologic Gene Therapeutics, a private San Diego-based start-up company. Cell Genesys contributed $10 million cash and access to technology and patents in the CNS gene therapy area, in exchange for approximately 60 percent ownership of the new company. Ceregene's financial statements will be consolidated into the operations of Cell Genesys, Inc.

     In January 2001, the company adopted an employee non-statutory stock option plan. Subject to the provisions of the plan, the maximum aggregate number of shares which may be optioned and sold under the plan is two million (2,000,000) shares.

     In February 2001, the Company extended the lease agreement at its Foster City location to January 31, 2006, providing for an additional 14,000 square feet of space in the use of research and development offices. In addition, the Company has signed a new build-to-suit lease for a two-story building consisting of approximately 50,000 square feet in Hayward with a fifteen-year term. The lease for the existing Hayward location will be co-terminus with this new lease. Both buildings in the Hayward location are being constructed for the Company's "GMP" facility.

     In March 2001, the Company signed a new build-to-suit lease with purchase option for a new building to be constructed in South San Francisco, California. The agreement is contingent upon the developer obtaining various permits and other approvals prior to beginning construction. The proposed building is expected to contain approximately 155,000 square feet of research and development and administrative space, and is planned to serve as the Company's future corporate headquarters. Should the project go forward, construction is currently expected to be completed in late 2003.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The information required by this Item concerning the Company's directors is incorporated by reference to the Company's Definitive Proxy Statement for the 2001Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's 2000 fiscal year (the "2001 Proxy Statement").

     (b) (b) The information required by this Item concerning the Company's executive officers is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's 2001 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. INDEX TO FINANCIAL STATEMENTS

Balance Sheets at December 31, 2000 and 1999

Statements of Operations for the years ended December 31, 2000, 1999 and 1998

Statement of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Notes to Financial Statements

2. INDEX TO FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

     Not applicable

(c) EXHIBITS

    NUMBER                                 DESCRIPTION
    ------                                 -----------
     2.1*     (9)  Stock Purchase Agreement, dated as of October 9, 1995, between the Registrant and Hoechst Marion Roussel, Inc.
     2.2     (15)  Agreement and plan of merger and reorganization, dated as of
                   January 12, 1997, among Registrant, S Merger Corp. and
                   Somatix Therapy Corporation.
     3.1      (2)  Restated Certificate of Incorporation.
     3.2      (1)  Bylaws.
     4.1     (21)  Amended Shareholder Rights Plan.
    10.1      (1)  Form of Indemnification Agreement for Directors and
                   Officers.
    10.2     (13)  Amended 1989 Incentive Stock Plan.
    10.3     (13)  Amended 1992 Employee Stock Purchase Plan.
    10.4      (1)  Representative Preferred Stock Purchase Agreement.
    10.5      (1)  Fourth Amended and Restated Stockholder Rights Agreement.
    10.6      (1)  License Agreement dated August 13, 1990 between Registrant and the University of North Carolina at Chapel Hill.
    10.7      (1)  First page only of Exhibit 10.7.
    10.8*     (8)  Amended and Restated Exclusive License Agreement dated
                   September 5, 1995 between the Company and the Regents of the
                   University of California.
    10.9      (1)  License Agreement dated June 28, 1991 between Registrant and the University of Utah Research Foundation.
    10.10*    (1)  First page only of Exhibit 10.9.
    10.11     (2)  Amended Employment Agreement with Stephen A. Sherwin, M.D.
    10.12     (3)  Master Loan and Security Agreement dated April 26, 1993 between Registrant and Financing for Science International,
                   Inc.
    10.13     (4)  Commitment Letter dated march 1, 1994 between Registrant and
                   Financing for Science International, Inc.
    10.14     (5)  Amendment dated April 25, 1994 to Commitment Letter with
                   Financing for Science International, Inc.
    10.15     (7)  Commitment Letter dated April 20, 1995 between the Company and Financing for Science International, Inc.
    10.16    (13)  Amendment dated January 22, 1996 to Commitment Letter with
                   Financing for Science International, Inc.
    10.17     (6)  Research and Development Leases dated November 1, 1994 between Registrant and Vintage Park Associates and Addendums thereto.
    10.18*   (10)  Collaboration Agreement, dated as of October 9,1995, by and among the Registrant, Hoechst Aktiengesellschaft and Hoechst
                   Marion Roussel, Inc., including the letter agreement dated as of October 9, 1995 between the parties.
    10.19*   (11)  Cross License Agreement. dated as of October 9, 1995, between the Registrant and Hoechst Aktiengesellschaft.
    10.20*   (12)  Settlement Procedure Agreement, dated as of October 9, 1995, by and among the Registrant, Hoechst Aktiengesellschaft and
                   Massachusetts General Hospital.
    10.21*   (14)  Amendment No. 1 dated June 7, 1996 to Vintage Park Research and Development lease.
    10.22    (16)  Stock Option Agreement, dated as of January 12, 1997, between Somatix Therapy Corporation, as grantor, and
                   Registrant, as grantee.
    10.23    (17)  Stock Option Agreement, dated as of January 12, 1997, between Registrant, as grantor, and Somatix Therapy
                   Corporation, as grantee.
    10.24*   (18)  Release and Settlement Agreement, dated March 26, 1997, among Cell Genesys, Inc., Abgenix. Inc., Xenotech, L.P.,
                   Japan Tobacco Inc. and GenPharm International. Inc.
    10.25*   (18)  Cross License Agreement, effective as of March 26, 1997, among Cell Genesys, Inc. Abgenix, Inc., Xenotech, L.P.,
                   Japan Tobacco Inc. and GenPharm International, Inc.
    10.26*   (18)  Interference Settlement Procedure Agreement, effective as of
                   March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc.,
                   Xenotech. L.P., Japan Tobacco Inc. and GenPharm
                   International, Inc.
    10.27    (18)  Convertible Note Purchase Agreement, dated as of March 26,
                   1997, between Cell Genesys, Inc. and GenPharm International,
                   Inc.
    10.28    (18)  Convertible Subordinated Promissory Note, dated March 26,
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

(21) Incorporated by reference to the Company's Form 8-A12G/A dated July 28, 2000.

(21) Incorporated by reference to the Company's Form 10-Q dated June 30, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on March 31, 2001:

CELL GENESYS, INC.

By:	/s/ MATTHEW J. PFEFFER

Matthew J. Pfeffer
Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: March 31, 2001

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
 /s/ STEPHEN A. SHERWIN, M.D.     Chairman of the Board,         March 31, 2001
--------------------------------    President and Chief
     Stephen A. Sherwin, M.D.     Executive Officer (Principal
                                  Executive Officer)

 /s/ MATTHEW J. PFEFFER           Vice President and             March 31, 2001
--------------------------------  Chief Financial Officer
     Matthew J. Pfeffer           (Principal Financial and
                                  Accounting Officer)

 /s/ DAVID W. CARTER              Director                       March 31, 2001
--------------------------------
     David W. Carter

 /s/ NANCY M. CROWELL             Director                       March 31, 2001
--------------------------------
     Nancy M. Crowell

 /s/ JAMES M. GOWER               Director                       March 31, 2001
--------------------------------
     James M. Gower

 /s/ JOHN T. POTTS, JR., M.D.     Director                       March 31, 2001
--------------------------------
     John T. Potts, Jr., M.D.

 /s/ EUGENE L. STEP               Director                       March 31, 2001
--------------------------------
     Eugene L. Step

 /s/ INDER M. VERMA, PH.D.        Director                       March 31, 2001
--------------------------------
     Inder M. Verma, Ph.D.

INDEX TO EXHIBITS

    NUMBER                                 DESCRIPTION
    ------                                 -----------
     2.1*     (9)  Stock Purchase Agreement, dated as of October 9, 1995, between the Registrant and Hoechst Marion Roussel, Inc.
     2.2     (15)  Agreement and plan of merger and reorganization, dated as of
                   January 12, 1997, among Registrant, S Merger Corp. and
                   Somatix Therapy Corporation.
     3.1      (2)  Restated Certificate of Incorporation.
     3.2      (1)  Bylaws.
    10.1      (1)  Form of Indemnification Agreement for Directors and
                   Officers.
     4.1     (21)  Amended Shareholder Rights Plan.
    10.2     (13)  Amended 1989 Incentive Stock Plan.
    10.3     (13)  Amended 1992 Employee Stock Purchase Plan.
    10.4      (1)  Representative Preferred Stock Purchase Agreement.
    10.5      (1)  Fourth Amended and Restated Stockholder Rights Agreement.
    10.6      (1)  License Agreement dated August 13, 1990 between Registrant and the University of North Carolina at Chapel Hill.
    10.7      (1)  First page only of Exhibit 10.7.
    10.8*     (8)  Amended and Restated Exclusive License Agreement dated
                   September 5, 1995 between the Company and the Regents of the
                   University of California.
    10.9      (1)  License Agreement dated June 28, 1991 between Registrant and the University of Utah Research Foundation.
    10.10*    (1)  First page only of Exhibit 10.9.
    10.11     (2)  Amended Employment Agreement with Stephen A. Sherwin, M.D.
    10.12     (3)  Master Loan and Security Agreement dated April 26, 1993 between Registrant and Financing for Science International,
                   Inc.
    10.13     (4)  Commitment Letter dated march 1, 1994 between Registrant and
                   Financing for Science International, Inc.
    10.14     (5)  Amendment dated April 25, 1994 to Commitment Letter with
                   Financing for Science International, Inc.
    10.15     (7)  Commitment Letter dated April 20, 1995 between the Company and Financing for Science International, Inc.
    10.16    (13)  Amendment dated January 22, 1996 to Commitment Letter with
                   Financing for Science International, Inc.
    10.17     (6)  Research and Development Leases dated November 1, 1994 between Registrant and Vintage Park Associates and Addendums thereto.
    10.18*   (10)  Collaboration Agreement, dated as of October 9,1995, by and among the Registrant, Hoechst Aktiengesellschaft and Hoechst
                   Marion Roussel, Inc., including the letter agreement dated as of October 9, 1995 between the parties.
    10.19*   (11)  Cross License Agreement. dated as of October 9, 1995, between the Registrant and Hoechst Aktiengesellschaft.
    10.20*   (12)  Settlement Procedure Agreement, dated as of October 9, 1995, by and among the Registrant, Hoechst Aktiengesellschft and
                   Massachusetts General Hospital.
    10.21*   (14)  Amendment No. 1 dated June 7, 1996 to Vintage Park Research and Development lease.
    10.22    (16)  Stock Option Agreement, dated as of January 12, 1997, between Somatix Therapy Corporation, as grantor, and
                   Registrant, as grantee.
    10.23    (17)  Stock Option Agreement, dated as of January 12, 1997, between Registrant, as grantor, and Somatix Therapy
                   Corporation, as grantee.
    10.24*   (18)  Release and Settlement Agreement, dated March 26, 1997, among Cell Genesys, Inc., Abgenix. Inc., Xenotech, L.P.,
                   Japan Tobacco Inc. and GenPharm International. Inc.
    10.25*   (18)  Cross License Agreement, effective as of March 26, 1997, among Cell Genesys, Inc. Abgenix, Inc., Xenotech, L.P.,
                   Japan Tobacco Inc. and GenPharm International, Inc.
    10.26*   (18)  Interference Settlement Procedure Agreement, effective as of
                   March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc.,
                   Xenotech. L.P., Japan Tobacco Inc. and GenPharm
                   International, Inc.
    10.27    (18)  Convertible Note Purchase Agreement, dated as of March 26,
                   1997, between Cell Genesys, Inc. and GenPharm International,
                   Inc.
    10.28    (18)  Convertible Subordinated Promissory Note, dated March 26,
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

(21) Incorporated by reference to the Company's Form 8-A12G/A dated July 28, 2000.

(21) Incorporated by reference to the Company's Form 10-Q dated June 30, 2000.