Form 10-Q
period 2001-03-31
CELL GENESYS INC
filed 2001-05-15
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of April 30, 2001, the number of outstanding shares of the Registrant's Common Stock was 34,352,460.

CELL GENESYS, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I. Financial Information

Part II. Other Information

ITEM 6. Exhibits and Reports on Form 8-K	20

Signatures	21

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CELL GENESYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

                                                                  March 31,   December 31,
                                                                -------------------------
                                                                   2001          2000
                                                                -----------  ------------
                           ASSETS                               (unaudited)
Current assets:
  Cash and cash equivalents including restricted cash of
  $199 and $349 for 2001 and 2000............................. $    74,944  $     21,747
  Short-term investments......................................     167,890       237,900
  Investment in Abgenix common stock..........................     212,106       528,858
  Prepaid expenses and other current assets...................       1,775           482
                                                                -----------  ------------
          Total current assets................................     456,715       788,987
Property and equipment, net...................................       9,913         4,439
Deposits and other assets.....................................         805           290
                                                                -----------  ------------
                                                               $   467,433  $    793,716
                                                                ===========  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................ $       671  $        520
  Accrued compensation and benefits...........................       1,182         1,323
  Deferred revenue............................................       8,320         5,503
  Accrued legal expenses......................................         539           492
  Accrued clinical trial costs................................         598           418
  Other accrued liabilities...................................       1,129           599
  Income tax payable..........................................       9,084        24,820
  Deferred tax liability......................................      81,966       204,300
  Current portion of property and equipment financing.........         756         1,027
                                                                -----------  ------------
          Total current liabilities...........................     104,245       239,002

Noncurrent portion of property and equipment financing........       1,188         1,350

Commitments and contingencies

Minority interest in equity of subsidiary.....................         378          --
Redeemable convertible preferred stock........................      17,185        17,185

Stockholders' equity:
  Common stock................................................          34            34
  Additional paid-in capital..................................     256,543       256,007
  Accumulated comprehensive income, principally unrealized
  gain on investment of Abgenix...............................     122,948       315,021
  Accumulated deficit.........................................     (35,088)      (34,883)
                                                                -----------  ------------
          Total stockholders' equity..........................     344,437       536,179
                                                                -----------  ------------
                                                               $   467,433  $    793,716
                                                                ===========  ============

See accompanying notes.

CELL GENESYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)

                                                               Three Months Ended March 31,
                                                               ---------------------------
                                                                  2001      2000 (restated)
                                                               -----------  ------------

Revenue under collaborative agreements....................... $     5,973  $      4,600
Operating expenses:
  Research and development...................................      10,726         6,400
  General and administrative.................................       2,700         1,659
                                                               -----------  ------------
         Total operating expenses............................      13,426         8,059

Gain on sale of stock of Abgenix.............................           --      190,236
Interest and other income....................................       7,254         2,090
Interest expense.............................................         (54)         (123)
                                                               -----------  ------------
Income (loss) before minority interest, income
   tax and cumulative effect of change in
   accounting................................................        (253)      188,744
Income (loss) attributed to minority interest................         (37)           --
                                                               -----------  ------------
Income (loss) before income tax and cumulative
   effect of change in accounting............................        (290)      188,744
Income tax benefit (provision)...............................          87       (52,247)
                                                               -----------  ------------
Income (loss) before cumulative effect of
   change in accounting......................................        (203)      136,497
Cumulative effect of change in accounting, net of tax........           --       (6,460)
                                                               -----------  ------------
Net income (loss)............................................ $      (203) $    130,037
                                                               ===========  ============
Basic income (loss) per common share before cumulative
   effect of change in accounting principle.................. $     (0.01) $       4.12
Cumulative effect of change in accounting principle..........           --        (0.19)
                                                               -----------  ------------
Basic income (loss) per common share..........................$     (0.01) $       3.92
                                                               ===========  ============
Diluted income (loss) per common share before cumulative
   effect of change in accounting principle.................. $     (0.01) $       3.74
Cumulative effect of change in accounting principle..........           --        (0.18)
                                                               -----------  ------------
Diluted income (loss) per common share....................... $     (0.01) $       3.56
                                                               ===========  ============
Weighted average shares of common stock
   outstanding -- basic......................................      34,232        33,151
                                                               ===========  ============
Weighted average shares of common stock
   outstanding -- diluted....................................      34,232        36,511
                                                               ===========  ============

See accompanying notes.

CELL GENESYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

                                                          Three Months Ended March 31,
                                                          --------------------------
                                                              2001         2000
                                                          ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) profit..................................... $       (203) $   130,037
  Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation and amortization......................          732          608
     Gain on disposal of property and equipment.........           --          (45)
  Changes to:
     Prepaid expenses and other assets..................       (1,808)        (353)
     Accounts payable...................................          151         (696)
     Accrued compensation and benefits..................         (141)      (1,293)
     Deferred revenue from related parties..............        2,817        9,771
     Accrued legal expenses.............................           47         (496)
     Accrued acquisition and related costs..............           --          (16)
     Other accrued liabilities..........................          711         (390)
     Income tax payable.................................      (12,036)      47,940
                                                          ------------  -----------
          Net cash provided by (used in)
            operating activities........................       (9,730)     185,067
                                                          ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments...................     (142,932)     (71,006)
  Maturities of short-term investments..................       20,433           --
  Sales of short-term investments.......................      191,151        2,994
  Minority interest in equity of subsidiary.............          378           --
  Adjustment in accumulated other comprehensive
     income from sale of Abgenix shares.................          --         3,502
  Proceeds from disposal of property and equipment......          --            48
  Capital expenditures..................................       (6,206)        (220)
  Exercise of Abgenix warrants..........................          --          (730)
                                                          ------------  -----------
          Net cash provided by (used in)
            investing activities........................       62,824      (65,412)
                                                          ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible
    preferred stock.....................................          --         8,750
  Proceeds from issuances of common stock...............          536        6,214
  Payments under property and equipment
    financing obligations...............................         (433)      (2,473)
                                                          ------------  -----------
          Net cash provided financing activities........          103       12,491
                                                          ------------  -----------
Net increase in cash and cash equivalents...............       53,197      132,146
Cash and cash equivalents at beginning of period........       21,747        5,300
                                                          ------------  -----------
Cash and cash equivalents at end of period.............. $     74,944  $   137,446
                                                          ============  ===========

Unrealized (loss) gain on investment
  in Abgenix in 2001, 2000.............................. $   (318,108) $    24,657

See accompanying notes

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and basis of presentation

     Cell Genesys, Inc. ("Cell Genesys" or the "Company"), a Delaware corporation, is focused on the development and commercialization of cancer vaccines and gene therapies to treat cancer and other major, life-threatening diseases.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2000.

Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Risk

     Cash and cash equivalents, short-term investments, and accounts receivables are financial instruments, which potentially subject the company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and repurchase agreements which bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables.

Comprehensive income (loss)

     Cell Genesys recognized total comprehensive loss of $318.3 million, including change in unrealized gain in investment of Abgenix, Inc. ("Abgenix") of $316.8 million, for the three months ended March 31, 2001, compared to total comprehensive income of $34.5 million for the same period in the prior year.

Revenue recognition

     Research payments under collaborative arrangements and grants are recognized as revenue based on research expenses incurred as provided for under the terms of the arrangements.

     The Company recognizes revenue from non-refundable license fees over the research and development period of the agreement. This is based on the adoption of the SEC Staff Accounting Bulletin No. 101 ("SAB 101") - Revenue Recognition in Financial Statements. The Company adopted SAB 101 during the first quarter of 2000 and has reflected the cumulative effect of this accounting change as a single line item in the statement of operations.

     Incentive milestone payments under collaborative agreements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Cell Genesys, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner.

     Amounts received in advance are recorded as deferred revenue until the related revenue is recognized.

Accounting for derivative financial instruments and for hedging activities

     As of January 1, 2001 the Company adopted the Statement of Financial Accounting Standards No. 133 ("SFAS 133,") "Accounting for Derivative Instruments and Hedging Activities", as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138,") "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these statements did not have a material impact on the Company's consolidated financial statements.

2. Investment in Abgenix

     Since 1996, the Company has maintained an investment in Abgenix. In December 1997 and January 1998, Abgenix completed private placements of securities reducing Cell Genesys' percentage ownership from approximately 100 percent to approximately 54 percent.

     On July 2, 1998, Abgenix completed an initial public offering ("IPO"), reducing Cell Genesys' percentage ownership to approximately 40 percent. Prior to the IPO, Abgenix was a consolidated subsidiary, and its financial results were presented accordingly. From July 2, 1998 through November 19, 1999, the Company's investment in Abgenix was accounted for under the equity method of accounting as a result of the reduced ownership position. On March 4, 1999, Abgenix completed the sale of an additional 3.0 million shares of common stock in a public offering which further reduced the Company's ownership percentage in Abgenix to approximately 22 percent. The difference between the cost of the investment (the carrying value of the net assets less the equity in loss of Abgenix immediately prior to the public offering) and the amount of the underlying equity in net assets of Abgenix immediately following each of the public offerings was accounted for in accordance with APB Opinion No. 18. "The Equity Method of Accounting for Investment in Common Stock" and Staff Accounting Bulletin No. 51 "Accounting for Sales of Stock by a Subsidiary". Accordingly, the Company recognized $9.8 million as a contribution to stockholders' equity upon completion of the Abgenix March 1999 public offering.

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

     During 2000, the Company sold shares of Abgenix common stock resulting in $243.9 million in net proceeds. As of March 31, 2001, the Company retains approximately 8.9 million shares, or 10.5 percent, ownership in Abgenix. Based on Abgenix's common stock's market value of $23.86 per share as of March 30, 2001, the total carrying amount of the Company's investment in Abgenix was $212.1 million. The per share market value of Abgenix common stock for the same period last year was $34.53.

3. Investment in Ceregene

     In January 2001, the Company created a new subsidiary, Ceregene, Inc ("Ceregene"). The Company contributed $10 million cash and access to technology and patents in the Central Nervous System ("CNS") gene therapy area, in exchange for approximately 60 percent ownership of the new company. Ceregene's financial statements are consolidated into the operations of the Company.

4. Acquisition of principal operating assets of gene therapy business

     In January 2001, the Company acquired the principal operating assets of Chiron Corporation's gene therapy business located in San Diego, California, at a cost of approximately $4.8 million. The transaction was accounted for as a purchase. The cost of the acquisition was allocated between the principal assets, leasehold improvements and machinery and equipment. The allocation was based on information on construction costs of similar type facilities for leasehold improvements and machinery and equipment. The $4.8 million purchase price was allocated entirely to tangible assets and no internal intangible assets were purchased.

5. Deferred tax liability

     The Company records a deferred tax liability on the unrealized gain on the investment in Abgenix at an effective tax rate of 40 percent. The deferred tax liability is adjusted quarterly in accordance with the change in the valuation of the Company's investment in Abgenix. The calculation does not take into consideration any tax planning opportunities or for example, the Company's ability to utilize available net operating loss carryforwards or tax credits. As such, it does not necessarily reflect the actual amount of tax that would be paid if the Company's gain on its investment in Abgenix was realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements made in this Item other than statements of historical fact, including statements about the Company's and its subsidiaries' clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward-looking statements. The following should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

     Since its inception in April 1988, Cell Genesys, Inc. has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize cancer vaccines and gene therapies to treat cancer and other major, life-threatening diseases. Cell Genesys' current clinical programs include GVAX® cancer vaccines in Phase II studies for prostate cancer, Phase I/II studies for lung cancer and a Phase I/II study for multiple myeloma. The Company expects to initiate additional GVAX® cancer vaccine trials for prostate cancer and lung cancer as well as pancreatic cancer and leukemia during the next year. GVAX® vaccines for prostate cancer and lung cancer are being developed through a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. In addition, Cell Genesys has preclinical programs which are evaluating potential gene therapies for cancer, hemophilia and cardiovascular disorders. In January 2001, Cell Genesys created a new majority-owned subsidiary, Ceregene Inc., which will be focused on gene therapies for central nervous system disorders. The Company also has assets outside of its core business which can be used to help maintain financial strength while product candidates are under development. These assets include Cell Genesys' equity ownership of Abgenix, Inc., which is focused on the development and commercialization of antibody therapies and a licensing program in gene activation technology for therapeutic proteins.

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

     Ex vivo gene therapies currently are being evaluated by Cell Genesys in human clinical studies. These include studies of GVAX® therapeutic vaccines that are designed to impart new disease-fighting capabilities to the patient's immune system, in order to enhance an immune response against malignant cells. Encouraging data were obtained from clinical trials of GVAX® prostate cancer vaccine, GVAX® lung cancer vaccine and GVAX® pancreatic cancer vaccine in 2000. Based on these encouraging results and encouraging results from a preclinical study for GVAX® vaccine in leukemia, Cell Genesys has launched a Phase I/II trial in multiple myeloma and expects to launch clinical trials for prostate cancer, lung cancer, leukemia and pancreatic cancer during the coming year.

     In vivo gene therapies are at the preclinical stage of development at Cell Genesys. Treatment strategies may target cells that typically cannot be removed from the body for external processing and therefore are modified within the body. With in vivo gene therapy, the treatment goals include stimulating targeted cells to produce a protein or other substance needed to normalize key biological processes, or otherwise inhibiting specific disease processes. In 2000, the Company continued preclinical studies in a number of therapeutic areas and further developed its gene therapy technologies. The Company's preclinical research focuses on studies of gene therapies in animal models for cancer, hemophilia and cardiovascular disorders. The Company's preclinical gene therapy program in Parkinson's disease is being pursued by Cell Genesys' majority-owned subsidiary, Ceregene, Inc., which was launched in January 2001. In April 2001, Ceregene announced that the first patient had been treated in a Phase I clinical study for Alzheimer's disease gene therapy.

     Cell Genesys ended the first quarter of 2001 with approximately $243 million in cash, cash equivalents and short-term investments. The Company has maintained its financial position by relying on funding from various corporate collaborations and licensing agreements, as well as through strategic management of its resources. Revenues for the first quarter of 2001 were derived primarily from the above-mentioned GVAX® collaboration and payments received in connection with the Company's gene activation technology licensing program. The Company plans to continue to finance its operations, on an opportunistic basis, through corporate collaborations with established pharmaceutical and biotechnology companies, as well as the periodic sale of portions of its investment in Abgenix. This funding strategy is intended to allow the Company to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources for research and development, and the establishment of manufacturing capabilities and marketing infrastructure for the commercialization of potential disease therapies.

Results Of Operations

     Revenue increased to $6 million for the three months ended March 31, 2001, compared with $4.6 million for the same prior year period. The slightly higher revenue reflects recognition of milestone revenue of $1 million, earned under the agreement with the pharmaceutical division of Japan Tabacco.

     Research and development expenses were $10.7 million for the three months ended March 31, 2001, compared with $6.4 million for the three months ended March 31, 2000. The increase in research and development costs is primarily a result of advancing clinical trial programs and increased headcount and is expected to continue to increase in the future. The rate of increase depends on a number of factors including progress in research and development and in clinical trials.

     General and administrative expenses were $2.7 million for the three months ended March 31, 2001, compared with $1.6 million for the three months ended March 31, 2000. The increase also resulted from additional headcount in administrative area to support expanded preclinical and clinical programs.

     Interest and other income increased to $7.2 million for the three months ended March 31, 2001, from $2.1 million for the three months ended March 31, 2000. The increase is a result of higher average cash balances during 2001 and $3.6 million realized gains earned from converting a portion of the investment portfolio from tax-free securities to taxable securities. The conversion is part of the Company's strategy to minimize future tax liabilities by offsetting operating losses and available tax net operating loss carryforwards against interest income and gain on future sales of Abgenix stock. Interest expense decreased to $54,000 for the three months ended March 31, 2001, from $123,000 for the three months ended March 31, 2000, due primarily to reduced debt in the current year.

     Cell Genesys had a net loss of $203,000 for the three months ended March 31, 2001, compared to net income of $130 million for the same period in the prior year. The decrease in income was mainly due to the realized gain on the sale of Abgenix common stock during the first quarter of 2000. Included in the net loss was net income of $94,000 from Ceregene, primarily interest income from its cash balance.

     The Company recorded a tax benefit for the quarter ended March 31, 2001 of $87,000, which represents the estimated refund available from the carryback of current year's losses to offset taxable income in 2000. The tax provision recorded in the quarter ended March 31, 2000 was approximately $52 million, representing the estimated tax due, after utilization of available net operating losses and tax credits, on the gain on sale of Abgenix common stock in that quarter.

Net Income (Loss) Per Share

     Basic earnings per share is calculated using income available to common share owners divided by the weighted average of common shares outstanding during the reporting period. Diluted earnings per share is similar to Basic EPS except that the weighted average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as preferred stock, warrants and options, had been issued. These potential additional share issuances are not included in diluted earnings per share in loss periods as their effect would be anti- dilutive. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the warrants and option assumed to be exercised.

Liquidity and Capital Resources

     Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. As of March 31, 2001 the Company has received $181.6 million in net proceeds from the equity financings, $244 million in net proceeds from the sale of Abgenix common stock, $171.6 million under collaborative agreements and $28.2 million from property and equipment financings.

     At March 31, 2001, Cell Genesys' cash, cash equivalents and short-term investments totaled $242.8 million, compared to $259.6 million at December 31, 2000. The decrease was due primarily to the payment of final estimated tax payment for 2000 and the cost of acquisition of the operating assets of Chiron's gene therapy business. At March 31, 2001, the Company held approximately 8.9 million shares of Abgenix common stock, which had a market value of approximately $212.1 million.

     Cell Genesys anticipates that fiscal year 2001 cash usage will not exceed $30.0 million, net of sales of Abgenix stock, or build-out costs of manufacturing facilities and any potential acquisition of a late stage product candidate. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction of collaborative partners; the acquisition of new products or technologies; the cost of litigation; patent interference proceedings or other legal proceedings or their resolution. Nonetheless, progress in the Company's development programs and/or the increase in the number of programs will reduce the current cash resources and potentially create the need to raise further capital. Therefore, the Company may continue to consider financing alternatives, including the potential sale of additional shares of Abgenix stock.

     While the Company believes that its current liquidity position will be sufficient to meet near future needs, it anticipates it will entertain the possibility of raising additional capital in advance of actual capital expenditures. Therefore, liquidity and volatility of capital markets play a significant role in the decision to raise capital. The type of financing available to the Company includes the sale of Abgenix securities and private or public placement of Cell Genesys equity securities. The Company's evaluation processes regularly consider the liquidity of capital markets, dilution, shareholder value and tax consequences of each type of financing on shareholders. Certain of the financing options available to the Company have some type of negative consequence to shareholders. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a slightly negative consequence in order to reduce or minimize a more significant negative consequence to shareholders.

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

     We have not been profitable in our operations (absent the gains on sales of Abgenix stock) and may not become profitable in the future. We have incurred an accumulated deficit since our inception. At March 31, 2001, our accumulated deficit was approximately $35.1 million, compared with $34.9 million at December 31, 2000. For the quarter ended March 31, 2001, we recorded a net loss of $203,000. We expect to incur substantial operating losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials, manufacturing and to a lesser extent, from general and administrative expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

     Our cancer vaccine and gene therapy programs depend on new and unproven technologies. Gene therapy is a new technology. Existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to our specific gene therapy approaches are also limited. Our GVAX® cancer vaccines are currently being tested in Phase I/II and Phase II human clinical trials to determine their safety and efficacy. None of our other products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible side effects of gene therapy may be serious and potentially life-threatening. Unacceptable side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercially successful products. Although we are testing proposed products or therapies in human clinical trials, we cannot guarantee that we will be permitted to undertake human clinical trials for any of our other products. Also, the results of this testing might not demonstrate the safety or efficacy of these products. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Finally, even if our products proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be produced in commercial quantities at reasonable cost or that such a product will be successfully marketed.

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

     We also rely on unpatented trade secrets, know-how and continuing technological innovation to develop and to maintain our competitive position. Our competitors may independently develop similar or better proprietary information and techniques and disclose them publicly. Also, there can be no assurance that others will not gain access to our trade secrets, or that we can meaningfully protect our rights to our unpatented trade secrets.

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

     Our stock price has fluctuated in the past and is likely to continue to to be volatile in the future. The stock prices of biopharmaceutical and biotechnology companies (including Cell Genesys) have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors may affect our stock price:

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

     The holders of the Series B preferred stock may choose at convert their shares into common stock. In that event, the number of shares of common stock issued would be based on the lower of:

  a fixed conversion price of $11.02 per share for the 694 remaining shares from the original issue of $20 million face value preferred stock, and $14.53 per share for the 875 shares issued January 2000 from call options (see below) or, the average of certain trading prices during the 10 trading days preceding such date of conversion (the "Floating Conversion Price").

     As of March 31, 2001, the market price of Cell Genesys common stock traded above the fixed conversion price of $11.02 but below the fixed conversion price of $14.53. Consequently, the conversion rate for the shares issued under the original issue was based on the fixed conversion price and the conversion rate for the shares issued under the call option was based on the floating conversion price. As the market price declines below the fixed conversion rate, the greater the decline in the market price, the greater the number of shares issuable upon conversion of the Series B preferred stock.

     Following the issuance of the new preferred shares in 2000, no further call options remain outstanding.

     Our operations are vulnerable to interruption of fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue to increase in severity, they could disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

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

     The Company does not currently hold any derivative financial instruments or has entered into hedging transactions or activities.

 (in thousands)
                                                                                                  Fair Value
                                                                                2005               March 31,
                                    2001       2002       2003       2004   Thereafter   Total       2001
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total Investments
  Securities.................. $  78,037  $ 161,726  $     --   $     --   $     --   $ 239,763  $ 240,913
  Average Interest Rate.......      5.18%      5.38%       --         --         --        5.29%
Long-term Debt, including
  Current Portion............. $     552  $     639  $     492  $     261  $     --   $   1,944  $   1,944
  Average Interest Rate.......     10.92%     10.50%      9.92%      9.92%       --       10.31%

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports On Form 8-K

     a) Exhibits

          10.1 Research and Development Leases Amendement dated February 12, 2001 between Registrant and Vintage Park Associates.

          10.2 Research and Development Leases between Registrant and Drawbridge/ Forbes LLC, dated March 3, 2001.

          10.3 Asset Purchase Agreement to purchase operating assets of gene therapy operations between Registrant and Chiron Corporation, dated January 8, 2001.

          10.4 Series A Preferred Stock Purchase Agreement of Ceregene, Inc. dated January 10, 2001.

     b) Reports on Form 8-K

          Current Report on Form 8-K filed January 27, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on May 15, 2001.

CELL GENESYS, INC.

(Registrant)

By:	/s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2001