Form 10-Q
period 2001-06-30
CELL GENESYS INC
filed 2001-08-14
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of July 31, 2001, the number of outstanding shares of the Registrant's Common Stock was 34,554,763.

CELL GENESYS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited):

  Condensed Consolidated Balance Sheets -- June 30, 2001 and December 31, 2000

  Condensed Consolidated Statements of Operations -- Three and Six Months ended June 30, 2001 and 2000

  Condensed Consolidated Statements of Cash Flows -- Six Months ended June 30, 2001 and 2001

  Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Risk Factors

Item 3. Quantitative and Qualitative Disclosure about Market Risks

PART II. OTHER INFORMATION

Item 1: Litigation

Item 2: Changes in Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELL GENESYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                June 30,      December 31,
                                                                -------------------------
                                                                   2001          2000
                                                                -----------  ------------
                           ASSETS                               (unaudited)
Current assets:
  Cash and cash equivalents including restricted cash of
  $199 and $349 for 2001 and 2000, respectively............... $    52,036  $     21,747
  Short-term investments......................................     180,007       237,900
  Investment in Abgenix common stock..........................     402,936       528,858
  Prepaid expenses and other current assets...................       1,420           482
                                                                -----------  ------------
          Total current assets................................     636,399       788,987
Property and equipment, net...................................      13,581         4,439
Deposits and other assets.....................................         908           290
                                                                -----------  ------------
                                                               $   650,888  $    793,716
                                                                ===========  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................ $     1,079  $        520
  Accrued compensation and benefits...........................       1,761         1,323
  Deferred revenue............................................       6,604         5,503
  Accrued legal expenses......................................         385           492
  Accrued clinical trial costs................................         363           418
  Other accrued liabilities...................................       1,527           599
  Income tax payable..........................................       7,461        24,820
  Deferred tax liability......................................     157,836       204,300
  Current portion of property and equipment financing.........         680         1,027
                                                                -----------  ------------
          Total current liabilities...........................     177,696       239,002

Noncurrent portion of property and equipment financing........       1,055         1,350

Commitments and contingencies

Minority interest in equity of subsidiary.....................         361          --
Redeemable convertible preferred stock........................      17,185        17,185

Stockholders' equity:
  Common stock................................................          34            34
  Additional paid-in capital..................................     257,582       256,007
  Accumulated comprehensive income, principally unrealized
    gain on investment of Abgenix.............................     236,741       315,021
  Accumulated deficit.........................................     (39,766)      (34,883)
                                                                -----------  ------------
          Total stockholders' equity..........................     454,591       536,179
                                                                -----------  ------------
                                                               $   650,888  $    793,716
                                                                ===========  ============

See accompanying notes.

CELL GENESYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)

                                                  Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                                 ---------------------- ---------------------
                                                       2001       2000       2001       2000
                                                 ----------- ---------- ---------- ----------
Revenue under collaborative agreements...........    $4,036     $4,985    $10,009     $9,585
                                                 ----------- ---------- ---------- ----------

Operating expenses:
  Research and development.......................    11,010      7,747     21,760     14,151
  General and administrative ....................     2,839      1,574      5,514      3,230
                                                 ----------- ---------- ---------- ----------
Total operating expenses.........................    13,849      9,321     27,274     17,381

Gain on sale of Abgenix stock....................       -           -          -     190,236
Interest and other income........................     3,613      3,868     10,866      5,960
Interest expense.................................       (73)      (120)      (127)      (244)
                                                 ----------- ---------- ---------- ----------
Net income (loss) before minority interest, income
   tax and cumulative effect of change in account    (6,273)      (588)    (6,526)   188,156
Income (loss) attributed to minority interest....        27          -         (1)        -
                                                 ----------- ---------- ---------- ----------
Income (loss) before income tax and cumulative
   effect of accounting change...................    (6,246)      (588)    (6,527)   188,156
Income tax benefit (provision)...................     1,568        154      1,631    (52,093)
                                                 ----------- ---------- ---------- ----------
Income (loss) before cumulative effect of
   change inc accounting.........................    (4,678)      (434)    (4,896)   136,063
Cumulative effect of change in accounting
   principle, net of tax.........................       -           -          -      (6,460)
                                                 ----------- ---------- ---------- ----------
Net income (loss)................................   ($4,678)     ($434)   ($4,896)  $129,603
                                                 ----------- ---------- ---------- ----------
Basic income (loss) per common share before
   cumulative effect of change in accounting.....    ($0.14)    ($0.01)    ($0.14)     $4.10
Cumulative effect of change in accounting principle     -           -          -      ($0.19)
                                                 ----------- ---------- ---------- ----------
Basic net income (loss) per common share.........    ($0.14)    ($0.01)    ($0.14)     $3.90
                                                 =========== ========== ========== ==========
Diluted income (loss) per common share before
   cumulative effect of change in accounting.....    ($0.14)    ($0.01)    ($0.14)     $3.69
Cumulative effect of change in accounting principle     -           -          -       (0.18)
                                                 ----------- ---------- ---------- ----------
Diluted net income (loss) per common share.......    ($0.14)    ($0.01)    ($0.14)     $3.51
                                                 =========== ========== ========== ==========
Weighted average shares of common stock
     outstanding - basic........................     34,366     33,267     34,229     33,209
                                                 =========== ========== ========== ==========
Weighted average shares of common stock
     outstanding - diluted......................     34,366     33,267     34,229     36,880
                                                 =========== ========== ========== ==========

See accompanying notes.

CELL GENESYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

                                                            Six Months Ended June 30
                                                          --------------------------
                                                              2001         2000
                                                          ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..................................... $     (4,896) $   129,603
  Adjustments to reconcile net income (loss) to net
     cash used by operating activities:
     Depreciation and amortization......................        1,573        1,163
     Gain on disposal of property and equipment.........           --          (24)
  Changes to:
     Prepaid expenses and other assets..................       (1,556)         450
     Accounts payable...................................          559         (316)
     Accrued compensation and benefits..................          438       (1,007)
     Deferred revenue...................................        1,101        7,344
     Accrued legal expenses.............................         (107)        (496)
     Accrued acquisition and related costs..............           --         (168)
     Other accrued liabilities..........................          624         (566)
     Accrued tax provision..............................      (13,659)      36,786
                                                          ------------  -----------
          Net cash provided by (used in)
            operating activities........................      (15,923)     172,769
                                                          ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments...................     (243,766)    (115,736)
  Maturities of short-term investments..................       20,433        9,846
  Sales of short-term investments.......................      278,966        2,994
  Minority interest in equity of subsidiary.............          361           --
  Adjustment in accumulated other comprehensive
     income from sale of Abgenix shares.................          --         3,502
  Proceeds from disposal of property and equipment......          --            24
  Capital expenditures..................................      (10,715)        (873)
  Exercise of Abgenix warrants..........................          --          (730)
                                                          ------------  -----------
          Net cash provided by (used in)
            investing activities........................       45,279     (100,973)
                                                          ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible
    preferred stock.....................................          --         8,750
  Proceeds from issuances of common stock...............        1,575        7,009
  Payments under property and equipment
    financing obligations...............................         (642)      (2,854)
                                                          ------------  -----------
          Net cash provided by financing activities.....          933       12,905
                                                          ------------  -----------
Net increase in cash and cash equivalents...............       30,289       84,701
Cash and cash equivalents at beginning of period........       21,747        5,300
                                                          ------------  -----------
Cash and cash equivalents at end of period.............. $     52,036  $    90,001
                                                          ============  ===========

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Comprehensive income (loss)

Cell Genesys recognized total comprehensive income of $185 million, including change in unrealized gain in investment of Abgenix, Inc. ("Abgenix") of $190.8 million, for the three months ended June 30, 2001, compared to total comprehensive income of $245.9 million for the same period in the prior year. For the six months period ended June 30, 2001, total comprehensive loss was $133.3 million, including change in unrealized loss in investment of Abgenix of $128.4 million, compared to total comprehensive income of $280.5 million a year ago.

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

During 2000, the Company sold shares of Abgenix common stock resulting in $243.9 million in net proceeds. As of June 30, 2001, the Company retains approximately 8.9 million shares, or 10.5 percent, ownership in Abgenix. Based on Abgenix's common stock's market value of $45 per share as of June 30, 2001, the total carrying amount of the Company's investment in Abgenix was $402.9 million.

  Investment in Ceregene

In January 2001, the Company created a new subsidiary, Ceregene, Inc. ("Ceregene"). The Company contributed $10 million cash and access to technology and patents in the Central Nervous System ("CNS") gene therapy area, in exchange for approximately 60 percent ownership of the new company. Ceregene's financial statements are consolidated into the operations of the Company.

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

5. Subsequent event

On August 2, 2001, the Company announced that it had signed a definitive agreement to acquire Calydon, Inc., a private company focused on the treatment of cancer using genetically engineered oncolytic viruses. In connection with the proposed acquisition, the Company will issue approximately 935,000 shares of the Company's common stock to Calydon shareholders, noteholders and management. Based on a 30 trading day trailing closing price average ending July 30, 2001, the value of these shares was approximately $17.4 million. The Company will also assume approximately $2.6 million of Calydon's liabilities. The transaction is expected to close during September 2001.

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

Overview

Since its inception in April 1988, Cell Genesys, Inc. has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize cancer vaccines and gene therapies to treat cancer and other major, life-threatening diseases. Cell Genesys' current clinical programs include GVAX® cancer vaccines in Phase II studies for prostate cancer, Phase I/II studies for lung cancer and a Phase I/II study for multiple myeloma. The Company expects to initiate a Phase II trial for GVAX® pancreatic cancer vaccine and a Phase I/II trial for GVAX® leukemia vaccine in the second half of 2001. GVAX® vaccines for prostate cancer and lung cancer are being developed through a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. In addition, Cell Genesys has preclinical programs which are evaluating potential gene therapies for cancer, hemophilia and cardiovascular disorders. In January 2001, Cell Genesys created a new majority-owned subsidiary, Ceregene Inc., which is focused on gene therapies for central nervous system disorders. The Company also has assets outside of its core business which can be used to help maintain financial strength while product candidates are under development. These assets include Cell Genesys' 10.5 percent equity ownership of Abgenix, Inc., (Nasdaq: ABGX) the Company's former subsidiary which is focused on the development and commercialization of antibody therapies.

During the second quarter of 2001, Cell Genesys announced multiple advancements from its clinical and preclinical programs, including the following:

  Reported interim clinical data at the American Society for Clinical Oncology (ASCO) meeting from a multicenter Phase I/II GVAX® lung cancer vaccine trial demonstrating objective evidence of antitumor activity, including a major response rate of 18 percent, which includes three complete and one partial response in 22 currently evaluable patients with advanced non small-cell lung cancer who have failed chemotherapy and/or radiation therapy. These data were chosen to be highlighted as one of 17 out of approximately 3,300 presentations at the ASCO meeting and one of 11 out of approximately 1,100 presentations at the American Society of Gene Therapy (ASGT) meeting.
  Announced that the Company initiated enrollment for a second multicenter Phase I/II clinical trial of GVAX® lung cancer vaccine in patients with advanced non small-cell lung cancer. This trial will evaluate an alternative product format with potential commercialization advantages and will be completed prior to the initiation of Phase III trials.
  Announced that the Company initiated a series of Phase I/II clinical trials of a new high-potency form of GVAX® prostate cancer vaccine following encouraging Phase II clinical data reported for its first generation product. The data demonstrated antitumor activity in patients with advanced prostate cancer who have failed hormone therapy.
  Reported positive preclinical data from studies of antiangiogenesis gene therapy conducted in collaboration with EntreMed, Inc. These data, reported at the ASGT meeting, demonstrate the feasibility of gene therapy as a strategy to inhibit tumor growth by delivering genes that block the growth of tumor blood vessels.
  Reported in the journal, Blood, that in preclinical studies of hemophilia gene therapy, the delivery of the factor IX gene, a blood clotting gene, into the liver demonstrated clear treatment advantages as compared to intramuscular injection.

Cell Genesys' financial resources enable it to aggressively pursue products within its portfolio and to potentially acquire product candidates or technologies that will enhance shareholder value. During 2000, Cell Genesys' financial position significantly increased as a result of the appreciation in value of the Company's holdings in Abgenix. Additionally, Cell Genesys participated in two Abgenix stock sales in 2000, raising approximately $243.9 million to strengthen the Company's cash position.

Cell Genesys' goal is to emphasize "off-the- shelf" products that enable cancer vaccines or gene therapies to be provided in out-patient settings. These potentially include both non patient- specific therapies, which could be vialed pharmaceuticals for direct administration, and patient-specific products, which could be manufactured as non-patient specific products and combined with the patient's cells during treatment.

Cancer vaccines currently are being evaluated by Cell Genesys in human clinical studies. These include studies of GVAX® cancer vaccines that are treatment vaccines designed to impart new disease-fighting capabilities to the patient's immune system in order to enhance an immune response against malignant cells. Based on encouraging results announced in the second quarter of 2001, Cell Genesys launched additional trials for both GVAX® lung cancer vaccine and GVAX® prostate cancer vaccine in preparation for Phase III trials which could be launched in 2002.

In vivo gene therapies are at the preclinical stage of development at Cell Genesys. Treatment strategies may target cells that typically cannot be removed from the body for external processing and therefore are modified within the body. With in vivo gene therapy, the treatment goals include stimulating targeted cells to produce a protein or other substance needed to normalize key biological processes, or otherwise inhibiting specific disease processes. The Company's preclinical research focuses on studies of gene therapies in animal models for cancer, hemophilia and cardiovascular disorders. Encouraging data from the Company's preclinical cancer program focusing on antiangiogenesis gene therapy were presented in collaboration with EntreMed, Inc., a Cell Genesys collaborator, at the ASGT meeting in June 2001. Cell Genesys expects to choose a product candidate from its preclinical cancer gene therapy program by the end of 2001 to advance to clinical trials. The Company's preclinical gene therapy program in Parkinson's disease is being pursued by Cell Genesys' majority-owned subsidiary, Ceregene, Inc., which was launched in January 2001. In April 2001, Ceregene announced that the first patient had been treated in a Phase I clinical study for Alzheimer's disease gene therapy.

Cell Genesys ended the second quarter of 2001 with approximately $232 million in cash, cash equivalents and short-term investments. The Company has maintained its financial position by relying on funding from various corporate collaborations and licensing agreements, as well as through strategic management of its resources. Revenues for the second quarter of 2001 were derived primarily from the above-mentioned GVAX® collaboration. The Company plans to continue to finance its operations, on an opportunistic basis, through corporate collaborations with established pharmaceutical and biotechnology companies, as well as the periodic sale of portions of its investment in Abgenix. This funding strategy is intended to allow the Company to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources for research and development and the establishment of manufacturing capabilities and marketing infrastructure for the commercialization of potential disease therapies.

Results of Operations

Revenue was $4.0 million and $10.0 million for the three and six months ended June 30, 2001, compared with $5.0 million and $9.6 million for the same prior year periods. The higher revenue recognized in the second quarter of the prior year was a result of an additional product development milestone recognized in that period.

Research and development expenses were $11.0 million and $21.8 million for the three and six months ended June 30, 2001, compared with $7.7 million and $14.1 million for the three and six months ended June 30, 2000. The increase in research and development costs is due to advancing clinical trial programs in the areas of pancreatic cancer, myeloma and leukemia and the development of the hemophilia program and is expected to continue to increase in the future. The rate of increase depends on a number of factors including progress in research and development and in clinical trials.

General and administrative expenses were $2.8 million and $5.5 million for the three and six months ended June 30, 2001, compared with $1.6 million and $3.2 million for the three and six months ended June 30, 2000. The increase resulted from additional headcount in administrative areas to support expanded preclinical and clinical programs.

Interest and other income decreased slightly to $3.6 million from $3.9 million at $844,000 and $841,000 for the three months ended June 30, 2001 and 2000, respectively. Interest income increased to $10.9 million from $6.0 million for the six month periods ended June 30, 2001 and 2000, respectively. The increase is a result of higher average cash balances during 2001 and $3.6 million realized gains earned from converting a portion of the investment portfolio from tax-free securities to taxable securities. The conversion was part of the Company's strategy to minimize future tax liabilities by offsetting operating losses and available tax net operating loss carryforwards against interest income and gain on future sales of Abgenix common stock. For the six months ended June 30, 2000 the Company realized a gain on sale of Abgenix stock in the amount of $190.2 million. The Company has not sold any Abgenix common stock during 2001. Interest expense decreased to $73,000 from $120,000 for the three months ended June 30, 2001 and 2000, respectively; due primarily to reduced debt.

Cell Genesys had a net loss of $4.7 million and $4.9 million for the three and six months ended June 30, 2001, compared to net loss of $434,000 for the three months ended June 30, 2000 and net income of $129.6 million for the six months ended June 30, 2000. The increased loss for the three month period was mainly due to increased research and development expenses in advancing preclinical and clinical programs this year. The Company realized a gain on the sale of Abgenix common stock during the first quarter of 2000. Ceregene's results are included in the reported net income and currently the interest income from cash investments is offsetting most of the operating costs.

The Company recorded a tax benefit for the three and six months ended June 30, 2001 of $1.6 million, which represents the estimated refund available from the carryback of current year's losses to offset taxable income in 2000. The tax provision recorded in the quarter ended June 30, 2000 was approximately $52 million, representing the estimated tax due, after utilization of available net operating losses and tax credits, on the gain on sale of Abgenix common stock in that quarter.

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

Commitments

Cell Genesys has begun construction of a multi-product Good Manufacturing Practices ("GMP") manufacturing facility for Phase III studies in Hayward, California in December of 2000. The Company's plan is to build out the 41,000 square foot leased facility to be fully validated and on-line by mid-2002. As of June 30, 2001, the Company had accumulated construction-in-progress costs of approximately $5.1 million. Future commitments for the purchase of equipment total $5.8 million as of July 31, 2001.

Liquidity and Capital Resources

Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. As of June 30, 2001 the Company has received $181.6 million in net proceeds from the equity financings, $244 million in net proceeds from the sale of Abgenix common stock, $174.4 million under collaborative agreements and $28.2 million from property and equipment financings.

At June 30, 2001, Cell Genesys' cash, cash equivalents and short-term investments totaled $232.0 million, compared to $259.6 million at December 31, 2000. The decrease was due primarily to the payment of the final estimated tax payment for 2000, cost of acquisition of the operating assets of Chiron's gene therapy business, cash used for capital expenditures on our planned GMP manufacturing facility and normal operating losses. At June 30, 2001, the Company held approximately 9.0 million shares of Abgenix common stock, which had a market value of approximately $402.9 million.

Cell Genesys anticipates that fiscal year 2001 cash usage will not exceed $30.0 million, net of sales of Abgenix stock, build-out costs of manufacturing facilities or any potential acquisition of a late stage product candidate. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction of collaborative partners; the acquisition of new products or technologies; the cost of litigation; patent interference proceedings or other legal proceedings or their resolution. Nonetheless, progress in the Company's development programs and/or the increase in the number of programs will reduce the current cash resources and potentially create the need to raise further capital. Therefore, the Company may continue to consider financing alternatives, including the potential sale of additional shares of Abgenix stock.

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

We have not been profitable in our operations (absent the gains on sales of Abgenix stock) and may not become profitable in the future. We have incurred an accumulated deficit since our inception. At June 30, 2001, our accumulated deficit was approximately $39.8 million, compared with $34.9 million at December 31, 2000. For the quarter ended June 30, 2001, we recorded a net loss of $4.7 million. We expect to incur substantial operating losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials, manufacturing and to a lesser extent, from general and administrative expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

  fluctuations in our financial results

  announcements of technological innovations or new therapeutic products by us or our competitors announcements of changes in governmental regulation affecting us or our competitors announcements of regulatory approval or disapproval of our or our competitors' products developments in patent or other proprietary rights affecting us or our competitors public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies general market conditions

  fluctuations in the price of Abgenix stock

  severe fluctuations in price and volume in the stock market in general which are unrelated to our operating performance issuance of common stock upon conversion of the Series B preferred stock future sales of such common stock or other shares of common stock by existing stockholders the perception that such issuances or sales could occur

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

  Blue Cross/Blue Shield and similar plans

There is considerable pressure to reduce the cost of biotechnology and pharmaceutical products. In particular, reimbursement from government agencies, insurers and large health organizations may become more restricted in the future. Our potential products represent a new mode of therapy and, while the cost-benefit ratio of the products may be favorable, we expect that the costs associated with our products will be substantial. There can be no assurance that our proposed products, if successfully developed, will be considered cost- effective by third-party payers. Insurance coverage might not be provided by third-party payers at all or without substantial delay. Even if such coverage is provided, the approved reimbursement might not provide sufficient funds to enable us to become profitable.

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

The holders of the Series B preferred stock may choose at any time to convert their shares into common stock. In that event, the number of shares of common stock issued would be based on the lower of:

  a fixed conversion price of $11.02 per share for the 694 remaining shares from the original issue of $20 million face value preferred stock, and $14.53 per share for the 875 shares issued January 2000 from call options or, the average of certain trading prices during the 10 trading days preceding such date of conversion (the "Floating Conversion Price").

As of June 30, 2001, the market price of Cell Genesys common stock traded above the two fixed conversion price of $11.02 and $14.53. Consequently, the conversion rate for the shares is based on the fixed conversion price. As the market price declines below the fixed conversion rate, the greater the decline in the market price, the greater the number of shares issuable upon conversion of the Series B preferred stock.

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

Our stock price is greatly influenced by the market price of Abgenix stock, which has been highly volatile. Our retained ownership of approximately 9.0 million Abgenix shares represents a very material portion of the total assets on our balance sheet. Abgenix stock prices have proven to be highly volatile. Movements in the price of Abgenix stock, up or down, exert strong corresponding influences on the market price of our stock.

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

 (in thousands)
                                                                                                  Fair Value
                                                                              2005                June 30,
                                  2001       2002       2003       2004     Thereafter   Total      2001
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total Investments
  Securities.................. $  40,821  $ 174,921  $     --   $     --   $     --   $ 215,742  $ 215,999
  Average Interest Rate.......      5.16%      4.72%       --         --         --        4.58%
Long-term Debt, including
  Current Portion............. $     343  $     639  $     493  $     260  $     --   $   1,735  $   1,735
  Average Interest Rate.......     10.94%     10.50%      9.92%      9.92%       --       10.32%

Interes

Part II. OTHER INFORMATION

Item 1. Litigation

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 7, 2001 during the annual stockholders' meeting, a quorum of stockholders of the Company approved the following proposals:

  Election of Directors.
  Proposal to approve the adoption of the 2001 Director Option Plan and to reserve a total of 300,000 shares for issuance thereunder.
  Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the 2001 fiscal year.

The following table shows the results of the voting on these matters.

The following table shows the results of the voting on these matters.

   (i)Director                   For          Withheld
      David W. Carter            30,753,677   111,714
      Nancy M. Crowell           30,716,365   149,026
      James M. Gower             30,710,119   155,272
      John T. Potts Jr., M.D.    30,704,425   160,966
      Stephen A. Sherwin, M.D.   30,055,250   810,141
      Eugene L. Step             30,734,560   130,831
      Inder M. Verma, Ph.D.      30,753,651   111,740

  (ii)For           Against      Abstain
      28,889,232    1,877,746    98,413

 (iii)For           Against      Abstain
      30,712,256    119,980      33,155

Item 6.  Exhibits and Reports On Form 8-K

 a)   Exhibits

 Amendment of operating lease in San Diego

    Reports on Form 8-K

None

                                CELL GENESYS, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on August 14, 2001:

                                CELL GENESYS, INC.

(Registrant)

By:

/s/ Matthew J. Pfeffer

                                  Matthew J. Pfeffer

                                  Vice President and
                                  Chief Financial Officer

                                  (Principal Accounting and Financial Officer)

                                    Date: August 14, 2001

                               INDEX TO EXHIBITS

 Exhibit Number

  Description

   10.1

 Lease agreement dated June 21, 2001, between Alexandria Real Estate Equities, Inc., and Cell Genesys, Inc. on 11055 Roselle Street, San Diego.

   10.2

 Lease agreement dated June 21, 2001, between Alexandria Real Estate Equities, Inc., and Cell Genesys, Inc. on 11075 Roselle Street, San Diego.