Form 10-Q
period 2001-09-30
CELL GENESYS INC
filed 2001-11-14
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of October 31, 2001, the number of outstanding shares of the Registrant's Common Stock was 34,634,209.

CELL GENESYS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited):

  Condensed Consolidated Balance Sheets -- September 30, 2001 and December 31, 2000

  Condensed Consolidated Statements of Operations -- Three and Nine Months ended September 30, 2001 and 2000

  Condensed Consolidated Statements of Cash Flows -- Nine Months ended September 30, 2001 and 2000

  Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Other Factors Affecting Future Operations

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

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELL GENESYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                September 30, December 31,
                                                                -------------------------
                                                                   2001          2000
                                                                -----------  ------------
                           ASSETS                               (unaudited)
Current assets:
  Cash and cash equivalents including restricted cash of
   $508 and $349 for 2001 and 2000, respectively.............. $    40,506  $     21,747
  Short-term investments......................................     179,473       237,900
  Investment in Abgenix common stock..........................     203,259       528,858
  Prepaid expenses and other current assets...................       2,094           482
                                                                -----------  ------------
          Total current assets................................     425,332       788,987
Property and equipment, net...................................      22,095         4,439
Deposits and other assets.....................................       1,627           290
                                                                -----------  ------------
                                                               $   449,054  $    793,716
                                                                ===========  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................ $     1,610  $        520
  Accrued compensation and benefits...........................       2,453         1,323
  Deferred revenue............................................       2,341         5,503
  Accrued legal expenses......................................       1,059           492
  Accrued clinical trial costs................................         728           418
  Other accrued liabilities...................................       5,087           599
  Income tax payable..........................................       4,235        24,820
  Deferred tax liability......................................      79,779       204,300
  Current portion of property and equipment financing.........         995         1,027
                                                                -----------  ------------
          Total current liabilities...........................      98,287       239,002

Non-current portion of property and equipment financing.......       1,260         1,350

Commitments and contingencies

Minority interest in equity of subsidiary.....................         317          --
Redeemable convertible preferred stock........................      17,185        17,185

Stockholders' equity:
  Common stock................................................          35            34
  Additional paid-in capital..................................     274,465       256,007
  Accumulated comprehensive income, principally unrealized
    gain on investment of Abgenix.............................     119,667       315,021
  Accumulated deficit.........................................     (62,162)      (34,883)
                                                                -----------  ------------
          Total stockholders' equity..........................     332,005       536,179
                                                                -----------  ------------
                                                               $   449,054  $    793,716
                                                                ===========  ============

See accompanying notes.

CELL GENESYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)

                                                          Three Months Ended     Nine Months Ended
                                                            September 30,          September 30,
                                                        ---------------------- ---------------------
                                                             2001       2000       2001       2000
                                                        ----------- ---------- ---------- ----------
Revenue under collaborative agreements..................    $4,635     $5,112    $14,646    $14,697
                                                        ----------- ---------- ---------- ----------

Operating expenses:
  Research and development...............................   12,362      7,448     34,122     21,624
  General and administrative ...........................     2,786      1,860      8,302      5,090
  Charge for purchased in-process technology.............    18,042         -      18,042         -
                                                        ----------- ---------- ---------- ----------
Total operating expenses................................    33,190      9,308     60,466     26,714

Gain on sale of Abgenix stock...........................        -          -          -     190,236
Interest and other income...............................     2,857      3,860     13,723      9,825
Interest expense........................................       (96)       (75)      (222)      (318)
                                                        ----------- ---------- ---------- ----------
Net income (loss) before minority interest, income
   tax and cumulative effect of change in account          (25,794)      (411)   (32,319)   187,726
Income (loss) attributed to minority interest...........        68         -          67         -
                                                        ----------- ---------- ---------- ----------
Income (loss) before income tax and cumulative
   effect of accounting change..........................   (25,726)      (411)   (32,252)   187,726
Income tax benefit (provision)..........................     3,342        103      4,973    (51,991)
                                                        ----------- ---------- ---------- ----------
Income (loss) before cumulative effect of
   change in accounting.................................   (22,384)      (308)   (27,279)   135,735
Cumulative effect of change in accounting
   principle, net of tax................................       -           -          -      (6,460)
                                                        ----------- ---------- ---------- ----------
Net income (loss).......................................  ($22,384)     ($308)  ($27,279)  $129,275
                                                        ----------- ---------- ---------- ----------
Basic income (loss) per common share before
   cumulative effect of change in accounting............    ($0.64)    ($0.01)    ($0.79)     $4.04
Cumulative effect of change in accounting principle.....       -           -          -      ($0.19)
                                                        ----------- ---------- ---------- ----------
Basic net income (loss) per common share................    ($0.64)    ($0.01)    ($0.79)     $3.85
                                                        =========== ========== ========== ==========
Diluted income (loss) per common share before
   cumulative effect of change in accounting............    ($0.64)    ($0.01)    ($0.79)     $3.68
Cumulative effect of change in accounting principle.....       -           -          -       (0.18)
                                                        ----------- ---------- ---------- ----------
Diluted net income (loss) per common share..............    ($0.64)    ($0.01)    ($0.79)     $3.50
                                                        =========== ========== ========== ==========
Weighted average shares of common stock
     outstanding - basic...............................     34,836     33,895     34,478     33,580
                                                        =========== ========== ========== ==========
Weighted average shares of common stock
     outstanding - diluted.............................     34,836     33,895     34,478     36,905
                                                        =========== ========== ========== ==========

See accompanying notes.

CELL GENESYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

                                                                Nine Months Ended September
                                                           ---------------------------------
                                                                  2001             2000
                                                            ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income.....................................   $       (27,279) $       129,603
  Adjustments to reconcile net (loss) income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization......................             2,422            1,163
     Gain on disposal of property and equipment.........              --                (24)
  Changes to:
     In-process research and development................            18,042             --
     Prepaid expenses and other assets..................            (2,040)             450
     Accounts payable...................................             1,090             (316)
     Accrued compensation and benefits..................               612           (1,007)
     Deferred revenue...................................            (3,162)           7,344
     Accrued legal expenses.............................               175             (496)
     Accrued acquisition and related costs..............              --               (168)
     Other accrued liabilities..........................             7,547             (566)
     Accrued tax provision..............................           (20,585)          36,786
                                                             ---------------  ---------------
          Net cash provided by (used in)
            operating activities........................           (23,178)         172,769
                                                             ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments...................          (289,530)        (115,736)
  Maturities of short-term investments..................            20,433            9,846
  Sales of short-term investments.......................           329,556            2,994
  Minority interest in equity of subsidiary.............               317             --
  Adjustment in accumulated other comprehensive
     income from sale of Abgenix shares.................              --              3,502
  Proceeds from disposal of property and equipment......              --                 24
  Capital expenditures..................................           (20,078)            (873)
  Exercise of Abgenix warrants..........................              --               (730)
                                                             ---------------  ---------------
          Net cash provided by (used in)
            investing activities........................            40,698         (100,973)
                                                             ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible
    preferred stock.....................................              --              8,750
  Proceeds from issuances of common stock...............             2,082            7,009
  Payments under property and equipment
    financing obligations...............................              (843)          (2,854)
                                                              ---------------  ---------------
          Net cash provided by financing activities.....             1,239           12,905
                                                              ---------------  ---------------
Net increase in cash and cash equivalents...............            18,759           84,701
Cash and cash equivalents at beginning of period........            21,747            5,300
                                                              ---------------  ---------------
Cash and cash equivalents at end of period..............   $        40,506  $        90,001
                                                              ===============  ===============

Unrealized (loss) gain on investment in
    Abgenix common stock.................................  $      (325,599) $       353,662

See accompanying notes

Cell Genesys, Inc.

Notes To Condensed Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and basis of presentation

Cell Genesys, Inc. ("Cell Genesys" or the "Company"), a Delaware corporation, is focused on the development and commercialization of cancer vaccines, oncolytic viral therapies and gene therapies to treat cancer and other major, life-threatening diseases.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Comprehensive income (loss)

Cell Genesys recognized total comprehensive income of $217 million, including the change in unrealized loss in investment of Abgenix, Inc. ("Abgenix") of $199.7 million, for the three months ended September 30, 2001, compared to total comprehensive income of $203.0 million for the same period in the prior year. For the nine month period ended September 30, 2001, total comprehensive loss was $350.9 million, including change in unrealized loss in investment of Abgenix of $325.6 million, compared to total comprehensive income of $483.5 million for the same period in the prior year.

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

2. Business combinations

As of June 29, 2001 the Company adopted Statement of Financial Accounting Standards No. 141 ("SFAS #141,") "Business Combinations". The Statement 141 eliminiates the pooling-of-interest method of accounting for buisness combinations and changes the criteria for recognizing intangible assets apart from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. On September 5, 2001, the Company completed its acquisition of Calydon, Inc. and recognized a charge of purchased in-process research and development of approximately $18 million.

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

During 2000, the Company sold shares of Abgenix common stock resulting in $243.9 million in net proceeds. As of September 30, 2001, the Company retains approximately 8.9 million shares, or 10.5 percent, ownership in Abgenix. Based on Abgenix's common stock's market value of $22.7 per share as of September 30, 2001, the total carrying amount of the Company's investment in Abgenix was $203.3 million.

3. Investment in Ceregene

In January 2001, the Company created a new subsidiary, Ceregene, Inc. ("Ceregene"). The Company contributed $10 million cash and access to technology and patents in the Central Nervous System ("CNS") gene therapy area, in exchange for approximately 60 percent ownership of the new company. Ceregene's financial statements are consolidated into the operations of the Company. As of Septebmer 30, 2001, the Company reported net loss after minority interest of approximately $109,000.

4. Acquisition of Calydon

On September 5, 2001 the Company announced that it had completed the acquisition of Calydon, Inc., a private biotechnology company focused on the treatment of cancer using genetically engineered oncolytic viruses, for approximately $17.4 million in Cell Genesys stock and other consideration and assumption of approximately $2.6 million in liabilities, for a total purchase price of approximately $20.0 million.

The acquisition provided Cell Genesys with a third product platform in addition to cancer vaccines and cancer gene therapies as well as a late stage product, CG7060, for early stage prostate cancer which could enter a Phase III clinical trial in the next 18 months. The Company engaged the services of an outside consulting firm to evaluate the value of the acquired assets. In relation to the acquisition, the Company recognized approximately an $18 million charge for in-process research and development and approximately $1 million in intangible assets related to patents. The acquisition was accounted for as a purchase business combination using the guidance contained in Statement of Financial Accounting Standards No. 141 ("SFAS 141") issued by the Financial Accounting Standards Board ("FASB").

5. Deferred tax liability

The Company records a deferred tax liability on the unrealized gain on the investment in Abgenix at an effective tax rate of 35 percent. The deferred tax liability is adjusted quarterly in accordance with the change in the valuation of the Company's investment in Abgenix. The calculation does not take into consideration any tax planning opportunities or for example, the Company's ability to utilize available net operating loss carryforwards or tax credits. As such, it does not necessarily reflect the actual amount of tax that would be paid if the Company's gain on its investment in Abgenix was realized.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about the Company's and its subsidiaries' clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Other Factors Affecting Future Operations" below. The Company does not undertake any obligation to update forward-looking statements. The following should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

Since its inception in April 1988, Cell Genesys, Inc. has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic focus is to develop and commercialize therapeutic products for the treatment of cancer based on three product platforms including cancer vaccines, oncolytic viral therapies and cancer gene therapies. Cell Genesys' current clinical programs include GVAX® cancer vaccines in Phase II studies for prostate cancer, Phase I/II studies for lung cancer, Phase II studies for pancreatic cancer and Phase I/II studies for multiple myeloma. Ongoing clinical programs evaluating the Company's oncolytic viral therapies include a Phase II program for CG7060, an intratumorally administered product for early stage prostate cancer, and a Phase I/II program for CG7870, an intravenous product for late stage prostate cancer. GVAX® vaccines for prostate cancer and lung cancer are being developed through a worldwide collaboration with the pharmaceutical division of Japan Tobacco Inc. In addition, Cell Genesys has preclinical oncolytic virus programs evaluating potential therapies for liver cancer, colon cancer and bladder cancer and preclinical gene therapy programs evaluating potential therapies for multiple types of cancer and hemophilia. Additionally, Cell Genesys has a majority-owned subsidiary, Ceregene Inc., which is focused on gene therapies for central nervous system disorders and a retained ownership of 10.5 percent of its former subsidiary, Abgenix (Nasdaq: ABGX), which is focused on the development and commercialization of antibody therapies.

During the third quarter of 2001, Cell Genesys reported significant progress in its product programs, and other important aspects of its business:

  Completed the acquisition of Calydon, Inc., a private biotechnology company focused on the treatment of cancer using genetically engineered oncolytic viruses, for approximately $20.0 million in Cell Genesys stock and assumption of liabilities. The acquisition provided Cell Genesys with a third product platform in addition to cancer vaccines and cancer gene therapies as well as a late stage product, CG7060, for early stage prostate cancer which could enter a Phase III clinical trial within the next 18 months.
  Reported in the journal, Cancer Research, that CG8900, an oncolytic virus therapy engineered to target and destroy liver cancer cells, demonstrated significant synergistic antitumor activity in a mouse model when used in combination with doxorubicin, a chemotherapeutic agent commonly used in the treatment of liver cancer.
  Announced the expansion of the executive management team with the appointment of Peter K. Working, Ph.D. as vice president of research and development and the promotion of Joseph J. Vallner, Ph.D. to the position of president and chief operating officer. Also announced the election of Thomas E. Shenk, Ph.D., a world-renowned expert in virology, to the Company's board of directors.
  Announced that the Company exclusively licensed its proprietary lentiviral gene delivery technology to Invitrogen Corporation for commercialization in the research market. Under the agreement, Cell Genesys will receive royalties on worldwide sales of kits, products and services employing the Company's lentiviral vectors technology as well as a share of any sublicense payments.
  Reported in the journal, Circulation Research, that preclinical studies of p27/p16 gene therapy demonstrated in porcine models potent inhibition of restenosis, a complication of angioplasty treatment for coronary artery disease. Gene therapy with p27/p16, a novel cell cycle inhibitor gene, is also being evaluated in preclinical antitumor models.

Cell Genesys' financial resources enable the Company to pursue products within its portfolio and to potentially acquire product candidates or technologies to create further shareholder value. During 2000, Cell Genesys' financial position significantly increased as a result of the appreciation in value of the Company's holdings in Abgenix. Additionally, Cell Genesys participated in two Abgenix stock sales in 2000, raising approximately $250 million to strengthen the Company's cash position.

Cell Genesys'product development programs, including cancer vaccines, oncolytic viral therpies, and cancer gene therapies emphasize "off-the-shelf " product formats which can be developed and commercialized much like any pharmaceutical product. However, the Company's cancer vaccine program includes both non patient-specific therapies targetting prostate and pancreatic cancer and patient-specific therapies, which will employ the patient's own tumor cells a part of the vacine, targeting lung cancer and leukemia.

Cancer vaccines currently are being evaluated by Cell Genesys in human clinical studies. GVAX® cancer vaccines are treatment vaccines designed to stimulate the patient's immune system to target and destroy malignant cells. Encouraging data have been obtained from recent clinical trials of GVAX® vaccines for lung, prostate and pancreatic cancer, prompting the initiation of new studies which are now under way in each of these cancers. The Company's oncolytic virus therapies employ adenoviruses genetically engineered to selectively replicate in and kill targeted cancer cells and have demonstrated encouraging clinical data. Cell Genesys plans to initiate a Phase I/II trial of CG7060 in combination with external beam radiation early stage prostate cancer in late 2001 and a trial for CG7870 for late stage prostate cancer in combination with chemotherapy in late 2002. Phase II/III trials or III for GVAX® lung cancer vaccine, CG7060 and GVAX® prostate cancer vaccine could be launched in late 2002 and during 2003.

In vivo gene therapies are at the preclinical stage of development at Cell Genesys. With in vivo gene therapy, a therapeutic gene is delivered to target cells in the body in order to produce a protein or other substance needed to normalize a key biological process or otherwise inhibit a specific disease process such as cancer. The Company's preclinical research focuses on studies of gene therapies in animal models for cancer and hemophilia. Cell Genesys expects to select a product candidate from its preclinical cancer gene therapy program by the end of 2001 to advance to clinical trials during 2002 or 2003. The Company's preclinical gene therapy program in Parkinson's disease is being pursued by Cell Genesys' majority-owned subsidiary, Ceregene, Inc., which was launched in January 2001. In April 2001, Ceregene announced that the first patient had been treated in a Phase I clinical study for Alzheimer's disease gene therapy.

Cell Genesys ended the third quarter of 2001 with approximately $220 million in cash, cash equivalents and short-term investments. The Company has maintained its financial position by relying on funding from various corporate collaborations and licensing agreements, as well as through strategic management of its resources, including its remaining ownership of Abgenix stock. Revenues for the third quarter of 2001 were derived primarily from the above-mentioned GVAX ® collaboration. The Company plans to continue to finance its operations, on an opportunistic basis, through corporate collaborations with established pharmaceutical and biotechnology companies, as well as the periodic sale of portions of its investment in Abgenix. This funding strategy is intended to allow the Company to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources for research and development and the establishment of manufacturing capabilities and marketing infrastructure for the commercialization of potential disease therapies.

Results of Operations

Revenue was $4.6 million and $14.6 million for the three and nine months ended September 30, 2001, compared with $5.1 million and $14.7 million for the same prior year periods. The slightly higher revenue recognized in the same quarter in the prior year was a result of a product development milestone recognized in that period.

Research and development expenses were $12.4 million and $34.1 million for the three and nine months ended September 30, 2001, compared with $7.4 million and $21.6 million for the three and nine months ended September 30, 2000. The increase in research and development costs is a result of advancing clinical trial programs including trials of GVAX ® vaccines in pancreatic cancer, myeloma and leukemia and other clinical trials as well as preclinical programs including hemophilia and is expected to continue to increase in the future. The rate of increase depends on a number of factors including progress in research and development and in clinical trials.

General and administrative expenses were $2.8 million and $8.3 million for the three and nine months ended September 30, 2001, compared with $1.9 million and $5.1 million for the three and nine months ended September 30, 2000. The increase resulted from additional headcount in administrative areas to support expanded preclinical and clinical programs.

Total oeprating expenses were $33.2 million and $60.5 million for the three and nine months ended September 30, 2001, compared with $9.3 million and $26.7 million for the three and nine months ended September 30, 2000. The increase included the charge for purchased in-process research and development of $18 million resulted from the acquisition of Calydon in addition to the increase in research and development and general administrative expenses.

Interst and other income decreased to $2.9 million from 3.9 million for the three months ended September 30, 2001 and 2000, respectively. The decline in interst income in the current quarter was a result of both slightly lower cash balances available for investment and a decline in interest rates compared with the prior year quarter. Interest income increased to $13.7 million from $9.8 million for the nine month periods ended September 30, 2001 and 2000, respectively. The increase is a result of $3.6 million realized gains earned from converting a portion of the investment portfolio from tax-free securities to taxable securities during the first quarter of 2001. The conversion was part of the Company's strategy to minimize future tax liabilities by offsetting operating losses and available tax net operating loss carryforwards against interest income and gain on future sales of Abgenix common stock. In 2000, the Company realized a gain on sale of Abgenix stock in the amount of $190.2 million. The Company has not sold any Abgenix common stock during 2001. Interest expense decreased to $222,000 from $318,000 for the nine months ended September 30, 2001 and 2000, respectively, due primarily to reduced debt.

Cell Genesys had a net loss of $22.4 million and $27.3 million for the three and nine months ended September 30, 2001, compared to net loss of $308,000 for the three months ended September 30, 2000 and net income of $129.3 million for the nine months ended September 30, 2000. The increased loss for the three month and nine month period was mainly due to the $18 million charge for purchased in-process research and development from the Calydon acquisition and increased research and development expenses in advancing preclinical and clinical programs this year. The Company realized a gain on the sale of Abgenix common stock of approximately $190.2 million during the first quarter of 2000.

The Company recorded a tax benefit for the three and nine months ended September 30, 2001 of $3.3 million and $5.0 million, respectively, which represent the estimated refund available from the carryback of current year's losses to offset taxable income in 2000. The tax provision recorded in the quarter ended June 30, 2000 was approximately $52 million, representing the estimated tax due, after utilization of available net operating losses and tax credits, on the gain on sale of Abgenix common stock in that quarter.

Net Income (Loss) Per Share

Basic earnings per share is calculated using income available to common share owners divided by the weighted average of common shares outstanding during the reporting period. Diluted earnings per share is similar to Basic EPS except that the weighted average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as those that might be issued upon exercise of options or conversion of convertible preferred stock, had been issued. These potential additional share issuances are not included in diluted earnings per share in loss periods as their effect would be anti- dilutive. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the warrants and option assumed to be exercised.

Commitments

Cell Genesys has begun construction of a multi-product Good Manufacturing Practices ("GMP") manufacturing facility for Phase III studies in Hayward, California. The Company's plan is to build out the 41,000 square foot leased facility to be fully validated and on-line by mid-2002. As of September 30, 2001, the Company had accumulated construction-in-progress costs of approximately $13.2 million. Future commitments for the purchase of equipment total $2.8 million as of October 31, 2001.

Liquidity and Capital Resources

Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. As of September 30, 2001 the Company has received $181.6 million in net proceeds from the equity financings, $244 million in net proceeds from the sale of Abgenix common stock, $174.4 million under collaborative agreements and $28.2 million from property and equipment financings.

At September 30, 2001, Cell Genesys' cash, cash equivalents and short-term investments totaled approximately $220.0 million, compared to $259.6 million at December 31, 2000. The decrease was due primarily to the payment of the final estimated tax payment for 2000, cost of acquisition of the operating assets of Chiron's gene therapy business, cash used for capital expenditures on our planned GMP manufacturing facility and normal operating losses. At September 30, 2001, the Company held approximately 8.9 million shares of Abgenix common stock, which had a market value of approximately $203.3 million.

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

While the Company believes that its current liquidity position will be sufficient to meet near future needs, it anticipates it will entertain the possibility of raising additional capital in advance of actual capital expenditures. Therefore, liquidity and volatility of capital markets play a significant role in the decision to raise capital. The type of financing available to the Company includes the sale of Abgenix securities, debt financing and private or public placement of Cell Genesys equity securities. The Company's evaluation processes regularly consider the liquidity of capital markets, dilution, shareholder value and tax consequences of each type of financing on shareholders. Certain of the financing options available to the Company have some type of negative consequence to shareholders. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a slightly negative consequence in order to reduce or minimize a more significant negative consequence to shareholders.

Other Factors Affecting Future Operation

Investors should carefully consider the risks described below before making an investment decision. In addition, these risks are not the only ones facing our Company. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission, including our consolidated financial statements and related notes.

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

Our future capital requirements will depend on, and could increase as a result of, many factors, such as:

  continued scientific progress of research and development programs magnitude of such programs' expenses

  progress of preclinical and clinical testing

  time and costs involved in obtaining regulatory approvals

  time and costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims competing technological and market developments

  changes in collaborative relationships with Japan Tobacco and others terms of any additional collaborative arrangements into which we may enter our ability to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements cost of establishing manufacturing facilities

  cost of commercialization activities

  demand for our products, if and when approved

  potential redemption obligations in connection with conversion of the Series B preferred stock our ability to realize the carrying value of the Abgenix stock due to its volatility

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

Our products are in developmental stage, are not approved for commercial sale and might not receive regulatory approval or become commercially viable. All of our potential cancer vaccine, oncolytic virus therapies and gene therapy products are in research and development. We have not generated any revenues from the sale of products. We do not expect to generate any revenues from product sales for at least the next several years. Our products currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that our research and development efforts will be successful or that any of our future products will ultimately be commercially successful. Even if developed, our products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

We have not been profitable in our operations (absent the gains on sales of Abgenix stock) and may not become profitable in the future. We have incurred an accumulated deficit since our inception. At September 30, 2001, our accumulated deficit was approximately $62.2 million, compared with $34.9 million at December 31, 2000. For the quarter ended September 30, 2001, we recorded a net loss of $22.4 million including a charge for purchased in-process technology for $18.0 million as a result of the Calydon acquisition. We expect to incur substantial operating losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials, manufacturing and to a lesser extent, from general and administrative expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

Our cancer vaccine and gene therapy programs depend on new and unproven technologies. Gene therapy is a new technology. Existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to our specific gene therapy approaches are also limited. Our GVAXr cancer vaccines and oncolytic virus therapies are currently being tested in Phase I/II and Phase II human clinical trials to determine their safety and efficacy. None of our other products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible side effects of gene therapy may be serious and potentially life-threatening. Unacceptable side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercially successful products. Although we are testing proposed products or therapies in human clinical trials, we cannot guarantee that we will be permitted to undertake human clinical trials for any of our other products. Also, the results of this testing might not demonstrate the safety or efficacy of these products. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Finally, even if our products proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be produced in commercial quantities at reasonable cost or that such a product will be successfully marketed.

We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has approximately 300 issued or granted patents and more than 400 pending applications. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions.

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

The fields of cancer vaccines, oncolytic virus and gene therapy are highly competitive. Competition in the field from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and expected to increase. In many instances, we compete with other commercial entities in acquiring products or technology from universities. There are numerous competitors working on products to treat each of the diseases for which we are seeking to develop therapeutic products. Some competitors are pursuing a product development strategy competitive with ours, particularly with respect to our cancer vaccine program. Certain of these competitive products are in more advanced stages of product development and clinical trials. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete.

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

Our product development activities involve the use of hazardous materials and we may incur significant costs as a result of the need to comply with environmental laws. Our research and development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of contamination or injury, by accident or as the results of intentional acts of terrorists, from these materials. In the event of an accident, we could be held liable for any damages that result, and any resulting liability could exceed our resources. We may also be required to incur significant costs to comply with environmental laws and regulations in the future.

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

We have clinical trial agreements with a number of public and private medical institutions relating to the conduct of human clinical trials for our GVAX® cancer vaccine programs and ocolytic virus therapies. The early termination of any of these clinical trial agreements would hinder the progress of our clinical trials including trials of our clinical trials. If any of these relationships are terminated, the clinical trials might not be completed and the results might not be evaluated.

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

As of September 30, 2001, the market price of Cell Genesys common stock traded above the two fixed conversion price of $11.02 and $14.53. Consequently, the conversion rate for the shares is based on the fixed conversion price. As the market price declines below the fixed conversion rate, the greater the decline in the market price, the greater the number of shares issuable upon conversion of the Series B preferred stock.

Following the issuance of the new preferred shares in 2000, no further call options remain outstanding.

Our operations are vulnerable to interruption of fire, earthquake, power loss, telecommunications failure, terrorist activity and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue to increase in severity, they could disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

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

Our business could suffer as a result of our strategic acquisition and investments. In August 2001, we acquired Calydon, Inc., a private biotechnology company focused on the treatment of cancer using genetically engineered oncolytic viruses. We may not be able to effectively integrate this company, its intellectual property or personnel, and our attempts to do so will place an additional burden on our management and infrastructure. This acquisition will subject us to a number of risks, including:

  the loss of key personnel and business relationships;
  difficulties associated with assimilating and integrating the new personnel and operations of the acquired company;
  the potential disruption of our ongoing business;
  the expense associated with maintenance of uniform standards, controls, procedures, employees and clients;
  the diversion of resources from the development of our own propriety technology; and
  our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our acquisition.

We may engage in future acquisitions or investments that could dilute our existing stockholders, or cause us to incur contingent liabilities, debt or significant expense. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in related businesses, products or technologies. Future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities. There can be no assurance that any strategic acquisition or investment will succeed. Any future acquisition or investment could harm our business, financial condition and results of operations.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available for sale securities, comprised of corporate notes and commercial paper, are similar enough to aggregate those securities for presentation purposes. The average interest rate was calculated using the weighted average fixed rates under all contracts with Wells Fargo Bank, Sterling Capital Management, JP Morgan H & Q, Transamerica Business Credit Corporation, GE Capital Corporation and FINOVA Credit Corporation.

The Company does not currently hold any derivative financial instruments or has entered into hedging transactions or activities.

 (in thousands)
                                                                                        Fair Value
                                                                     2004              September 30,
                                  2001       2002       2003     Thereafter   Total        2001
                                ---------  ---------  ---------  ---------  ---------  -------------
Total Investments
  Securities.................. $  38,287  $ 165,125  $     --   $     --   $ 203,412  $     207,942
  Average Interest Rate.......      5.45%      6.15%       --         --        5.92%
Long-term Debt, including
  Current Portion............. $     226  $   1,038  $     673  $     318  $   2,255  $       2,255
  Average Interest Rate.......     11.27%     10.94%     10.46%      9.92%     10.50%

The Company has not entered into financial investments for speculation or trading purposes and is not a party to financial or commodity derivatives. We have operated primarily in the United States and all revenues to date have been recorded in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 6. Exhibits and Reports On Form 8-K

a) Exhibits

Agreement and Plan of Reorganization by and Amount Cell Genesys, Inc. satellite acquisition Corporation Calydon, Inc., and with respect to Articles VII and IX only Kenneth Socha as Shareholder Representative and Chase Manhattan Bank and Trust Company, N.A. as Escrow Agent.

b) Reports on Form 8-K

Report on Form 8-K filed on September 14, 2001, reporting the acquisition of Calydon, Inc.

CELL GENESYS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on November 14, 2001:

CELL GENESYS, INC.

(Registrant)

By:	/s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 14, 2001

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Agreement and Plan of Reorganization by and Amount Cell Genesys, Inc. satellite acquisition Corporation Calydon, Inc., and with respect to Articles VII and IX only Kenneth Socha as Shareholder Representative and Chase Manhattan Bank and Trust Company, N.A. as Escrow Agent.