Form 10-K
period 2001-12-31
CELL GENESYS INC
filed 2002-04-01
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

As of March 15, 2002, the approximate market value of voting stock held by non-affiliates of the Registrant was $565,505,832. 3,341,807 shares of Common Stock held by each officer, director and holder of 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2002, the number of outstanding shares of the Registrant's Common Stock was 35,637,971.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

CELL GENESYS, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
TABLE OF CONTENTS

SIGNATURES	58
POWER OF ATTORNEY	59

PART I

Statements made in this document other than statements of historical fact, including statements about the Company's and its subsidiaries' progress and results of preclinical studies, clinical trials, marketability of potential products and nature of product pipelines, corporate partnerships, licenses and intellectual property are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, results achieved in future preclinical studies and clinical trials, the ability to manufacture the Company's products, the regulatory approval process, competitive technologies and products, the scope and validity of patents, proprietary technology and corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Risk Factors" below. The Company does not undertake any obligation to update forward-looking statements.

Item 1. BUSINESS

Overview

Since its inception in April 1988, Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies which are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize cancer vaccines, oncolytic virus therapies and gene therapies to treat cancer and other major, life-threatening diseases. Cell Genesys' current clinical programs include GVAX® cancer vaccines and oncolytic virus therapies. GVAX® cancer vaccines are in Phase II studies for lung cancer, prostate cancer, pancreatic cancer and leukemia and in Phase I/II studies for multiple myeloma. The Company expects to initiate a Phase III trial for GVAX® lung cancer vaccine in late 2002 and a Phase III trial for GVAX® prostate cancer vaccine during 2003. Ongoing clinical programs evaluating the Company's oncolytic virus therapies include a Phase II study of CG7060, an intratumorally administered product for early stage prostate cancer and a Phase I/II study of CG7870, an intravenously administered therapy for late stage prostate cancer. In addition, Cell Genesys has preclinical oncolytic virus programs evaluating potential therapies for liver cancer, colon cancer and bladder cancer as well as preclinical gene therapy programs evaluating potential therapies for multiple types of cancer and hemophilia. Additionally, Cell Genesys has a majority-owned subsidiary, Ceregene, Inc., which is focused on gene therapies for central nervous system disorders and Cell Genesys continues to hold approximately nine million shares of common stock of its former subsidiary, Abgenix, Inc. (Nasdaq: ABGX), which is focused on the development and commercialization of antibody therapies.

During 2001, Cell Genesys continued to build its gene therapy business through the acquisition of new product platforms, through progress in both clinical and preclinical programs, by further validating its technology through multiple scientific papers and patent issuances, and by establishing licensing agreements for its gene therapy technologies. Additionally, the Company continued to invest in its manufacturing infrastructure in preparation for Phase III clinical trials.

Cell Genesys believes that gene therapies are likely to be developed on a continuum, progressing from ex vivo (modification of cells outside the patient's body for injection as therapy) to in vivo (modification of cells within the patient's body to provide therapy). The Company's goal is to emphasize "off-the-shelf" products that enable gene therapy to be provided in out-patient settings. These potentially include both non patient-specific therapies, which could be vialed for direct administration and patient-specific gene therapy products, which could be manufactured as non patient-specific products at Cell Genesys and combined with patients' cells prior to treatment.

Ex vivo gene therapies are currently being evaluated by Cell Genesys in human clinical studies. These include studies of GVAX® cancer vaccines which are designed to impart new disease-fighting capabilities to the patient's immune system in order to enhance an immune response against malignant cells, as well as studies of oncolytic virus therapies which employ genetically modified adenoviruses designed to selectively target, replicate in and kill tumor cells. During 2001, encouraging data were obtained from clinical trials of GVAX® lung cancer vaccine, GVAX® prostate cancer vaccine and GVAX® pancreatic cancer vaccine. Additionally, in 2001, encouraging data were obtained from clinical trials of the Company's oncolytic virus therapy including CG7870 for the treatment of advanced stage prostate cancer and positive preclinical studies were reported with CG8900 for the treatment of liver cancer, respectively.

In vivo gene therapies are at the preclinical stage of development at Cell Genesys. Treatment strategies may target cells that typically cannot be removed from the body for external processing and therefore are modified within the body. With in vivo gene therapy, the treatment goals include stimulating targeted cells to produce a protein or other substance needed to normalize key biological processes, or otherwise inhibiting specific disease processes. In 2001, the Company continued preclinical studies in a number of therapeutic areas and further developed its gene therapy technologies. While the Company's preclinical gene therapy research primarily focuses on studies of gene therapy in animal models for cancer, the Company is also conducting hemophilia gene therapy research. The Company's preclinical gene therapy program in Parkinson's disease will be pursued in the future by Cell Genesys' majority-owned subsidiary, Ceregene, Inc., which was launched in January 2001.

Cell Genesys ended 2001 with approximately $259 million in cash, cash equivalents and short-term investments. The Company has maintained its financial position through strategic management of its resources including the Company's holdings in Abgenix (of which Cell Genesys continues to hold approximately nine million shares of common stock) and by relying on funding from various corporate collaborations and licensing agreements. Additionally, in late 2001, Cell Genesys secured a $60 million asset-backed financing in connection with the construction of the Company's manufacturing facility in Hayward, California.

The Company may finance certain of its operations through corporate collaborations with established pharmaceutical and biotechnology companies in order to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources, research, development and manufacturing capabilities and marketing infrastructure to aid in the commercialization of potential disease therapies. Cell Genesys also evaluates, on an ongoing basis, opportunities to in-license or acquire products and/or technologies that complement its portfolio. There can be no assurance that Cell Genesys will be able to enter into additional collaborative relationships or obtain new products and/or technologies on acceptable terms, if at all, or that if such actions occur, they will be successful. Failure to enter new corporate relationships or expand Cell Genesys' product and technological base may limit Cell Genesys' success.

A major portion of our operating expenses to date are related to the research and development ("R&D") of products either on our own behalf or under contracts. During 2001, 2000, and 1999, our R&D expenses were $50.8 million, $30.4 million, and $24.5 million, respectively. We intend to maintain our strong commitment to R&D as an essential component of our product development effort. Licensed technology developed by outside parties is an additional source of potential products.

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

A worldwide effort has been under way for several years to discover and study genes and their functions. Findings by academic institutions, government organizations and various corporations are providing an increased understanding of the relationship between specific genes and human disease. It is now well known that genes are implicated in the cause of many diseases, including not only inherited conditions involving a defective or missing gene, but also a wide range of diseases arising from inappropriate biological activity, such as the over- or under-expression of a normal gene product as a result of environmental factors. Certain genes also may provide therapeutic benefits by stimulating the production of proteins that can overcome various disease processes.

The field known as gene therapy is based on the principle that naturally occurring or modified genes can be introduced into target cells to bring about a therapeutic effect. Depending upon the choice of genetic material delivered, gene therapy may be used to enhance normal cell activities or enable cells to perform new roles. In addition, certain forms of gene therapy may involve "gene correction," which introduces normal genes into relevant cells of patients with genetically inherited diseases, or may involve "vaccination," which uses genetic material or modified cells to stimulate the patient's immune response. GVAX® cancer vaccines, one of Cell Genesys' programs currently undergoing human clinical testing, are designed to expand the capabilities of immune cells to target and more effectively fight cancer. Another of Cell Genesys' clinical stage programs, oncolytic virus therapies, which are also currently undergoing human clinical testing, are engineered to selectively replicate in and kill targeted cancer cells, leaving healthy normal cells largely unharmed.

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

Different types of vectors are needed for multiple gene therapy products and the appropriateness of a specific vector is based on the disease indication, safety considerations, production efficiencies, disease site and other factors. Certain viruses, because of their natural ability to insert genes into cells, have proven to be particularly efficient vectors and can be genetically modified to substantially eliminate inherent disease-causing properties. Engineered viruses may potentially have selective capabilities for targeting the delivery of genes into specific cell types and specific regions within the cells. Cell Genesys is focusing its gene delivery efforts on the development and use of viral vector systems, including adeno-associated viral ("AAV"), lentiviral, adenoviral and retroviral vectors.

Product Development

Cell Genesys' strategic objective is to develop and commercialize ex vivo and in vivo gene therapies to treat cancer and other life-threatening diseases. In its cancer programs, Cell Genesys is genetically modifying selected cell types and viruses to impart disease-fighting capabilities that are not possible with conventional therapeutic agents.

Clinical Programs

Overview of GVAX® Cancer Vaccines Program. GVAX® cancer vaccines are treatment vaccines, not preventative vaccines, designed to stimulate the patient's immune system to effectively fight cancer. This program was added to the product portfolio of Cell Genesys through its acquisition of Somatix Therapy Corporation in 1997. GVAX® cancer vaccines are comprised of tumor cells which are genetically modified to secrete an immune-stimulating hormone, granulocyte-macrophage colony stimulating factor ("GM-CSF"), and then are lethally irradiated for safety. The goal of GVAX® cancer vaccines is to stimulate an anti-tumor immune response that targets and destroys tumor cells which persist or recur following surgery, radiation therapy and other forms of cancer treatment. Cell Genesys is currently testing non patient-specific and patient-specific configurations of GVAX® cancer vaccines in human clinical studies. Cell Genesys currently has clinical trials under way for GVAX® cancer vaccines in lung cancer, prostate cancer, pancreatic cancer, leukemia and myeloma. GVAX® cancer vaccines are administered by intradermal (under the skin) injection on an outpatient basis. They have been administered to over 350 patients in multiple human trials to date and have been safe and well tolerated. The most consistent treatment-related side effects appear to be inflammation at the injection site and occasional low grade fever. Cell Genesys expects to manufacture GVAX® cancer vaccines in its GMP ("Good Manufacturing Practices") facilities located in Hayward, California and Memphis, Tennessee.

GVAX® Lung Cancer Vaccine. Based on encouraging data from Cell Genesys' initial GVAX® lung cancer vaccine trial, the Company initiated two multicenter clinical trials, each evaluating a different patient-specific form of GVAX® cancer vaccine. One form of the vaccine is made directly from each treated patient's tumor cells. After surgical removal of a patient's tumor, the GVAX® cancer vaccine is prepared genetically modifying the patient's tumor cells to secrete GM-CSF. The cells are then irradiated for safety prior to vaccinating the patient. The alternate form of patient-specific GVAX® lung cancer vaccine involves the mixing of the patient's tumor cells that have been irradiated for safety with a non patient-specific GVAX® product manufactured at Cell Genesys. The first of these trials, a Phase II trial for patients with advanced and early stage non small-cell lung cancer, evaluated the GVAX® vaccine prepared completely from the patient's own tumor cells. In December 2001, updated data from this trial were presented at the International Conference on Gene Therapy of Cancer. Of the 26 evaluable advanced stage patients who had failed prior chemotherapy and/or radiation therapy, three patients (12 percent) experienced complete responses (complete disappearance of tumor) -- two were ongoing at 11 and 16 months without further cancer treatment and one, maintained for nine months, developed a local recurrence that was successfully surgically removed leaving no evidence of tumor. Seven of eight early stage patients remain disease free following surgical removal of their tumors and administration of GVAX® lung cancer vaccine. In June 2001, the Company initiated the second trial, a Phase I/II multicenter trial for patients with advanced stage lung cancer. This trial is designed to evaluate the safety and efficacy of the alternate form of GVAX® lung cancer vaccine, a non patient-specific GVAX® product that is mixed with the patient's irradiated tumor cells and is expected to enroll approximately 40 patients. Cell Genesys expects to report data from this ongoing trial in mid-2002. The Company will evaluate data from these two trials and is expecting to initiate a Phase III clinical trial in late 2002 utilizing one of the two product configurations.

GVAX® Prostate Cancer Vaccine. GVAX® prostate cancer vaccine is an "allogeneic" (non patient-specific) vaccine comprised of prostate cancer cells that have been genetically modified to secrete GM-CSF and then irradiated for safety. The Company's plan is to develop and manufacture this potential product as an "off-the-shelf" pharmaceutical for use after surgery, hormone, or radiation therapy for advanced stage prostate cancer. Data from the initial Phase II clinical trial of GVAX® prostate cancer vaccine in 34 patients with hormone refractory metastatic prostate cancer demonstrated that following treatment with the higher of two doses of GVAX® prostate cancer vaccine, there was a trend toward prolonged progression-free survival as measured by bone scan as compared to those treated with the lower dose (median time to progression of 140 days versus 85 days). Additionally, earlier studies showed a high degree of correlation between antitumor activity as measured by PSA (Prostate Specific Antigen) and antitumor immunity as measured by formation of new antibodies against prostate cancer cells. Based on these encouraging data, in April 2001, Cell Genesys launched a series of Phase I/II clinical trials in hormone refractory prostate cancer patients to evaluate the safety and efficacy of a second-generation higher potency form of GVAX® prostate cancer vaccine. This second-generation product is approximately five to ten times more potent than the vaccine used in the previous trial. The Company expects to initiate a Phase III clinical trial of GVAX® prostate cancer vaccine in hormone refractory patients in 2003.

GVAX® Pancreatic Cancer Vaccine. GVAX® pancreatic cancer vaccine is comprised of "allogeneic" (non patient-specific) pancreatic cancer cells that have been genetically modified to secrete GM-CSF and then irradiated for safety. In October 2001, the Company reported updated results from a Phase I trial evaluating a non patient-specific form of GVAX® pancreatic cancer vaccine which was conducted at Johns Hopkins Oncology Center. Prolongation of disease-free survival was demonstrated in three of eight patients who received the two highest vaccine doses following surgery and adjuvant radiation and chemotherapy. The updated data revealed that these three responding patients remained disease-free at 48, 45 and 43 months after their respective diagnoses. These data prompted the initiation of a Phase II clinical trial of GVAX® pancreatic cancer vaccine in up to approximately 60 patients with resectable pancreatic cancer, which is evaluating GVAX® cancer vaccine in combination with surgery and adjuvant radiation and chemotherapy. An additional trial of GVAX® pancreatic cancer vaccine in patients with unresectable pancreatic cancer is expected to be initiated during 2002.

GVAX® Vaccines for Hematologic Malignancies. Cell Genesys is also currently conducting clinical trials utilizing a patient-specific form of GVAX® cancer vaccine in combination with bone marrow transplantation for the treatment of hematologic malignancies, including multiple myeloma and acute myelogenous leukemia. Prior to being treated with chemotherapy, the patient's tumor cells are collected and mixed with a non patient-specific GVAX® cancer vaccine product manufactured at Cell Genesys. In February 2001, Cell Genesys initiated a multicenter Phase I/II clinical trial evaluating GVAX® cancer vaccine in patients with multiple myeloma. In this trial, patients are being treated with chemotherapy to induce remission and are then vaccinated before and after autologous bone marrow stem cell transplantation. The goal of GVAX® vaccine therapy in this setting is to stimulate an immune response directed against the patient's tumor cells and prolong the remission induced by standard chemotherapy and transplantation. In November 2001, the Company initiated a similar multicenter Phase II trial in patients with acute myelogenous leukemia. This trial, which is expected to enroll up to approximately 50 patients, was prompted by encouraging results published in the May 2000 issue of the journal, Blood, demonstrating that in animal studies of GVAX® vaccine for acute leukemia, GVAX® vaccine administered following bone marrow transplantation significantly prevented tumor relapse and increased the therapeutic benefit of transplantation. Autologous (patient-specific) bone marrow transplantation is currently being used to treat hematologic cancers in order to reduce the bone marrow toxicity of high dose chemotherapy and to enhance antitumor immunity.

Overview of Oncolytic Virus Therapies Program. Cell Genesys added the oncolytic virus technology platform to its portfolio in September 2001 through its acquisition of Calydon, Inc., a private Sunnyvale, California-based biotechnology company. As part of this transaction, Calydon shareholders received approximately 935,000 shares of Cell Genesys stock, then valued at approximately $17.4 million, and the transaction also included the assumption of up to approximately $2.6 million in Calydon liabilities by Cell Genesys. The proprietary oncolytic virus therapy program utilizes adenovirus, one of the viruses responsible for the common cold, to create cancer cell-killing viruses. The virus is engineered to selectively replicate in and kill targeted cancer cells, leaving healthy normal cells largely unharmed. The engineered viruses are delivered either by direct injection into tumors or by intravenous administration and then replicate in cancer cells until the cancer cell can no longer contain the virus and bursts. The tumor cell is destroyed and the newly created viruses spread to neighboring cancer cells to continue the cycle. Following treatment, excess virus is cleared by the patient's immune system. Cell Genesys expects to manufacture oncolytic virus therapies and other viral-based products in its GMP facility located in San Diego, California.

CG7060 Oncolytic Virus Therapy for Early Stage Prostate Cancer. Cell Genesys' CG7060, an oncolytic virus therapy for early stage prostate cancer, has demonstrated encouraging results in an initial Phase I/II clinical trial. CG7060 is administered via direct injection into the prostate, similar to radiation seed therapy. Results from an initial Phase I/II trial of CG7060 conducted in 21 patients with recurrent, organ-confined prostate cancer, demonstrated that CG7060 was safe and well tolerated. The trial also demonstrated evidence of antitumor activity as measured by PSA levels in patients treated at the two higher dose levels (11 patients). Nine of the 11 patients demonstrated greater than 35 percent reductions in PSA levels below baseline and in four cases, there were greater than 50 percent reductions, qualifying as partial responses, with a median time to progression of 11 months. Cell Genesys expects to initiate a follow-on Phase II trial during 2002 evaluating CG7060 in combination with external beam radiation therapy. This trial will be conducted in preparation for a potential Phase III trial targeted for 2003 in which treatment with CG7060 plus radiation therapy will be compared to treatment with radiation alone for preventing clinical relapse in newly-diagnosed, intermediate to high risk prostate cancer patients.

CG7870 Oncolytic Virus Therapy for Advanced Stage Prostate Cancer. Cell Genesys' CG7870, an intravenously administered oncolytic virus therapy for the treatment of advanced stage prostate cancer, has demonstrated encouraging results in an initial Phase I/II clinical trial. Preliminary data, in 23 patients with recurrent prostate cancer have demonstrated antitumor activity as measured by PSA level in six of the treated patients after just a single intravenous injection of CG7870. Additionally, preclinical studies of CG7870 in combination with chemotherapy, the current standard of care for patients with advanced stage prostate cancer, demonstrated significant synergistic antitumor activity in mouse tumor models of prostate cancer including complete elimination of tumors within four weeks of treatment without dose-limiting toxicity. Based on these findings, Cell Genesys may initiate a Phase I/II trial evaluating CG7870 in combination with chemotherapy.

Cell Genesys' GVAX® cancer vaccines and oncolytic virus therapies are novel therapies which must undergo rigorous human testing regulated by the Food and Drug Administration ("FDA"). There is no assurance that GVAX® cancer vaccines or oncolytic virus therapies will be proven safe or efficacious, or if approved, that the vaccines can be successfully commercialized. Although preliminary results reported to date from Cell Genesys' clinical testing of GVAX® vaccines for prostate cancer, lung cancer, pancreatic cancer, and leukemia as well as clinical testing of oncolytic virus therapies CG7060 and CG7870 are encouraging and the therapies appear to be both safe and well tolerated by patients, there can be no assurance that the therapies will be tolerated over an extended period of time or that the clinical efficacy of the vaccines will be demonstrated in later stage testing. There also can be no assurance that Phase I/II studies of GVAX® vaccines for the treatment of hematologic malignancies, nor Phase I/II studies of CG7870 will demonstrate clinical efficacy. Any conclusion as to whether the Company's GVAX® cancer vaccines and oncolytic virus therapies can potentially play a role in the treatment of multiple types of cancer will be based on both the results of ongoing clinical trials as well as future Phase II and Phase III studies.

Preclinical Programs

Cell Genesys' preclinical programs are focused on oncolytic virus therapies and gene therapies for multiple types of cancer, although encouraging results have been obtained in other preclinical gene therapy programs such as hemophilia. Moreover, with the Company's increasing focus on cancer, Cell Genesys continues to execute its plan to pursue its Parkinson's disease gene therapy program through its majority-owned subsidiary, Ceregene, Inc., and expects to seek partners to complete the development and commercialization of its hemophilia gene therapy program in the future.

Cancer Gene Therapy. Cell Genesys is exploring a variety of gene therapy strategies to block tumor growth with an emphasis on antiangiogenesis therapies that inhibit blood vessel growth to tumors, thereby starving the tumor of its blood supply. Cell Genesys is collaborating with EntreMed, Inc. to evaluate two genes with antiangiogenic properties- Angiostatin and Endostatin -using the Company's adenoviral and AAV vectors. In June 2001, Cell Genesys reported encouraging preclinical data at the American Society for Gene Therapy Meeting demonstrating the feasibility of gene therapy with Angiostatin and Endostatin as a strategy to inhibit tumor growth by delivering genes that block the growth of tumor blood vessels. Cell Genesys also has an agreement with Rigel Pharmaceuticals, Inc. ("Rigel") in which Rigel is using their high throughput functional genomics screening to identify novel genes which have antiangiogenic capabilities. Cell Genesys will be granted exclusive worldwide rights to these targets in the field of gene therapy. In light of the Company's growing pipeline of potential cancer therapeutic products, a separate collaboration with GPC Biotech focusing on the use of cell cycle inhibitor genes for the treatment of cancer and cardiovascular disorders was terminated in early 2002.

Oncolytic Virus Therapies. Beyond prostate cancer, Cell Genesys' oncolytic virus technology is demonstrating encouraging results in preclinical studies of liver cancer (CG8900), bladder cancer (CG8840) and colon cancer (CG7980) when used alone as well as in combination with chemotherapy or radiation. For example, it was published in the September 2001 issue of the journal, Cancer Research, that in studies evaluating CG8900 for liver cancer, human liver tumors in mice could be completely eliminated following a single intravenous injection of CG8900 combined with doxorubicin, a chemotherapeutic agent commonly used in the treatment of liver cancer. By late 2002, the Company plans to select one preclinical cancer product candidate to bring into clinical trials.

Hemophilia Gene Therapy. Cell Genesys' scientists and academic collaborators have evaluated gene therapy using an AAV vector to deliver the factor IX gene (which produces the factor IX protein, the protein deficient in hemophilia B patients) into the livers of both small and large animals with hemophilia. In a canine hemophilia model, scientists observed an 85 percent reduction in bleeding episodes following a single administration of factor IX gene therapy. Additionally, three years after the single injection, the treated animals continued to produce the factor IX protein that was deficient in these animals prior to treatment. In Cell Genesys' preclinical program for hemophilia B, an AAV vector system is employed since the factor IX gene is small enough to fit in this vector. For hemophilia A, the company has the option of employing an AAV vector system if a truncated form of the factor VIII gene (which produces the factor VIII protein, the protein deficient in hemophilia A patients) can be successfully applied, or its proprietary lentiviral vector system if the full length gene is required for optimal production of the deficient clotting factor protein. This program has been targeted for outlicensing and therefore, the Company's focus in its hemophilia program is on partnering.

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

The selection of a specific vector is based on the disease indication, safety considerations, production efficiencies, disease site and other factors. Adenoviral vectors deliver larger genes into dividing or nondividing cells and they are currently being used ex vivo in human clinical studies of GVAX® cancer vaccines. AAV vectors deliver smaller genes to certain nondividing cells, including muscle, liver, nerve and blood vessel cells. Effective in vivo gene delivery using the AAV vector has been achieved in the Company's preclinical cancer gene therapy and hemophilia programs and previously in the Company's Parkinson's disease research now being conducted by Ceregene, Inc. (see Cell Genesys' Assets Outside of its Core Business in Gene Therapy). Lentiviral vectors deliver larger genes to dividing and nondividing cells, including nerve, liver, muscle and bone marrow stem cells. Company scientists have described improved third-generation lentiviral vectors that employ a new safety mechanism that can prevent the vector from functioning should it recombine with an infectious virus already present in the individual receiving the gene therapy treatment. The Company believes that these third generation lentiviral vectors could potentially be employed in human clinical studies. Finally, retroviral vectors are suitable for delivering genes ex vivo to dividing cells.

Cell Genesys believes that its broad portfolio of vectors, positions the Company as an attractive partner for biotechnology and pharmaceutical companies as well as academic institutions which have proprietary genes with potential in gene therapy. Cell Genesys has signed agreements relating to its vector technologies with several companies. These collaborations include transactions in which Cell Genesys is reimbursed for providing gene delivery technologies to other companies with gene therapy product opportunities within their portfolio, as well as transactions in which Cell Genesys acquired commercial rights to therapeutic genes owned or discovered by other companies. Examples of the former type of transaction include agreements with EntreMed, Inc. in cancer gene therapy, Pharmacia in animal health, Invitrogen Corporation for the research market and Clontech Laboratories, Inc., a division of Becton Dickinson, in genomic research kits. An example of the latter type of transaction is Cell Genesys' collaboration with Rigel Pharmaceuticals, Inc., a genomics company, which is providing access to genes for cancer. Cell Genesys anticipates that additional agreements of these types will be signed in the future.

Government Regulations

FDA Regulation. The activities required before a pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies and other information must be submitted to the Food and Drug Administration ("FDA") as part of an investigational new drug application, which must be reviewed and approved by the FDA before proposed clinical testing can begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug application. Further, each clinical study must be conducted under the auspices of an independent institutional review board at the institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors and the safety of human subjects. In addition, certain protocols involving the use of genetically modified human cells must also be reviewed by the Recombinant Advisory Committee of the National Institutes of Health.

Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and pharmacology of the new therapy. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products for life-threatening diseases, the initial human testing is generally done with diseased patients rather than with healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide some results traditionally obtained in Phase II trials. These trials are frequently referred to as Phase I/II trials. Although the preliminary Phase I/II and Phase II clinical trials of Cell Genesys' GVAX® cancer vaccine and oncolytic virus therapies have shown a favorable safety profile to date, there can be no assurance that such therapies or products will be tolerated at higher doses or that the clinical efficacy of such therapy or product will be demonstrated in later stage testing.

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

Other Government Regulations. In addition to laws and regulations enforced by the FDA, Cell Genesys is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations as Cell Genesys research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds.

Manufacture of clinical quantities of Cell Genesys' products does not require an FDA license, although the FDA may at any time inspect the Company's manufacturing facilities. The Company's initial manufacturing facility at the Company's headquarters in Foster City, California, is approximately 5,000 square feet and is currently being used to manufacture clinical product for the Company's GVAX® cancer vaccine clinical trials. Cell Genesys has three additional GMP manufacturing facilities including a 41,000 square-foot leased facility under construction in Hayward, California, which it expects will begin operating in late 2002, a staffed and operating 48,000 square-foot leased facility in San Diego, California and a 35,000 square-foot facility under construction in Memphis, Tennessee, which is expected to be available in late 2002. Cell Genesys believes that its three manufacturing facilities will have the capacity to manufacture products for Phase III trials and market launch. The Company expects to manufacture patient-specific GVAX® lung cancer vaccines, viral based products and non-patient specific GVAX® cancer vaccine products in its Memphis facility, its San Diego facility and its Hayward facility, respectively.

Cell Genesys' Assets Outside of its Core Business in Gene Therapy

Minority-Owned Abgenix, Inc. ("Abgenix") Subsidiary. Abgenix is developing antibody therapies for inflammation, cancer, transplant disorders, cardiovascular disease and infectious disease. Abgenix's core technology includes strains of transgenic mice capable of generating fully human antibodies. Cell Genesys formed Abgenix as a separate business subsidiary in June 1996, contributing $14.0 million in cash, research, development and manufacturing technology as well as patents and other intellectual property specific to the antibody therapy programs. Abgenix completed its initial public offering (Nasdaq-ABGX) in July 1998. Following the initial public offering, Cell Genesys' ownership of Abgenix dropped below 50 percent. Additional Abgenix financings, including secondary offerings in 2000 further decreased Cell Genesys' holdings. The Company continues to hold 8,954,136 shares of Abgenix stock, or approximately 10.31 percent of outstanding shares as of December 31, 2001. The Company expects to sell additional shares of Abgenix common stock over time to provide additional funding for Cell Genesys' cancer vaccine, oncolytic virus and gene therapy programs.

Ceregene, Inc., A Majority-Owned Subsidiary of Cell Genesys. In January 2001, Cell Genesys launched a new majority-owned subsidiary, Ceregene, Inc., located in San Diego, California, which is focused on gene therapies for central nervous system (CNS) disorders such as Alzheimer's disease and Parkinson's disease. Ceregene was formed through the acquisition of Neurologic Gene Therapeutics, a private San Diego-based start-up company. Cell Genesys contributed $10 million to Ceregene together with access to technology and patents in the CNS gene therapy area, in exchange for approximately 60 percent ownership of the new company. Cell Genesys has majority representation on Ceregene's board and Stephen A. Sherwin, M.D., chairman and chief executive officer of Cell Genesys, also serves as chairman of Ceregene. In 2001, Ceregene's operations were significantly expanded and included the appointment of Dr. Jeffrey M. Ostrove as president and chief operating officer. Also in 2001, the first-ever study of Alzheimer's disease gene therapy was initiated at the University of California, San Diego (UCSD) School of Medicine based on technology exclusively licensed to Ceregene.

Gene Activation Technology. Cell Genesys has developed a novel and proprietary method for protein production referred to as "gene activation." Gene activation involves the insertion of genetic regulatory elements at specific sites in cell chromosomes in proximity to a human gene responsible for the production ("expression") of a therapeutic protein. Subsequently, the gene-activated protein could be produced in a cell-based production system. Gene activation may be applied to therapeutic proteins such as erythropoietin (EPO) and potentially other proteins and may offer certain advantages. Gene activation licensing agreements have provided more than $25 million in revenues to Cell Genesys to date. Since February 1997, Cell Genesys has had a license agreement with Hoechst Marion Roussel, now Aventis Pharmaceuticals, Inc. ("Aventis"), for gene-activated EPO. To date, Cell Genesys has received over $17 million under this license agreement, which includes certain milestone payments relating to the development of gene-activated EPO which Aventis is developing in collaboration with Transkaryotic Therapies, Inc. The agreement also provides for royalties on future sales of gene-activated EPO anywhere in the world.

Corporate Collaborations

Pharmaceutical Division of Japan Tobacco. In November 2001, Cell Genesys and the pharmaceutical division of Japan Tobacco Inc. ("JT") modified an agreement originally signed in December 1998 involving the Company's GVAX® prostate cancer and lung cancer vaccine programs. Under the terms of the new agreement, the two parties established a royalty arrangement on sales of GVAX® lung cancer vaccines and on sales in other cancer indications that may be derived from a certain form of that vaccine. JT will pay Cell Genesys an undisclosed royalty on GVAX® lung cancer vaccine sales in Japan, Taiwan and Korea, and Cell Genesys will pay JT the same royalty on such sales in North America and the rest of the world. The two parties will continue to share equally in the product development costs of GVAX® lung cancer vaccine and JT will continue to pay Cell Genesys milestone payments. In addition, full commercial rights to GVAX® prostate cancer vaccine have been returned to Cell Genesys. As of February 2002, Cell Genesys has received over $68.4 million in milestone and other payments and reimbursement for research and development costs. The agreement provides for future loans of up to $30 million to Cell Genesys for Phase III development costs, if JT continues in the collaboration into Phase III trials. The parties have also agreed to support an ongoing clinical trial of GVAX® for kidney cancer in Japan, which is the first clinical trial of cancer gene therapy in Japan. If the parties agree to proceed with the development of this GVAX® product for kidney cancer, Cell Genesys will be eligible to receive additional funding in the form of research and development reimbursements and other payments to be agreed upon at a later date. None of the payments involve an additional equity investment in Cell Genesys by JT, which currently owns approximately three percent of the Company. This is the second collaboration agreement between Cell Genesys and JT. The first collaboration, signed in 1991, funded the successful development of the fully human monoclonal antibody technology transferred to Abgenix.

Gene Therapy Rights Agreement with Abgenix. In November 1997, Cell Genesys entered into a gene therapy rights agreement (the "GTRA") with Abgenix. The GTRA provides Cell Genesys with certain rights to utilize Abgenix's XenoMouse™ technology in the field of gene therapy for two antigen targets per year. Cell Genesys is obligated to make certain payments to Abgenix for these rights including license fees and royalties on future product sales. The GTRA also prohibits Abgenix from granting any third-party licenses for antibody products based on antigens nominated by Abgenix for its own purposes where the primary field of use is gene therapy. In the case of third-party licenses granted by Abgenix where gene therapy is a secondary field, Abgenix is obligated to share with Cell Genesys a portion of the cash milestone payments and royalties resulting from any products in the field of gene therapy.

Other Collaborations. Cell Genesys has licensing agreements with five companies relating to its four proprietary viral vector technologies.  These collaborations enable Cell Genesys to either acquire commercial rights to therapeutic genes owned or discovered by other companies or to receive monetary reimbursement for providing viral vector technologies to companies researching and developing their own gene therapy products in disease areas that Cell Genesys is not pursuing.  Cell Genesys' agreement with Rigel Pharmaceuticals, Inc. is an example of an agreement that enables Cell Genesys to acquire commercial rights to therapeutic genes. Under the agreement, Rigel is attempting to discover novel genes for use in Cell Genesys' cancer gene therapy programs with a primary focus on genes for antiangiogenesis in exchange for certain rights to Cell Genesys' retroviral vector technology.   Examples of licensing agreements which provide Cell Genesys with monetary reimbursement for providing vector technologies to other companies include agreements with the Clonetech division of Becton Dickinson and Invitrogen for use in the research market and an agreement with Pharmacia in the field of animal health. Additionally, Cell Genesys has a research collaboration with EntreMed, Inc. in which EntreMed's Angiostatin and Endostatin genes are being combined with Cell Genesys' proprietary adenoviral and AAV gene delivery systems in preclinical antiangiogenesis studies designed to assess whether this gene therapy strategy can treat tumors by inhibiting their blood supply.

Gene Therapy Patents and Trade Secrets

The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has approximately 315 issued or granted patents and more than 400 pending applications. While Cell Genesys is currently prosecuting its patent applications, it cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will not be invalidated. Because patent applications in the United States are confidential until patents are issued and publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Cell Genesys cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

The commercial success of the Company will also depend in part on not infringing the patents or proprietary rights of others and not breaching licenses granted to the Company. The Company is aware of competing intellectual property relating to both its programs in cancer vaccines and oncolytic viruses. While the Company currently believes it has freedom to operate in these areas, there can be no assurance that its position will not be challenged by others in the future. The Company may be required to obtain licenses to certain third-party technologies or genes necessary in order to market our products. Any failure to license any technologies or genes required to commercialize our technologies or products at reasonable cost may have a material adverse effect on the our business, results of operations or financial condition.

Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. To determine the priority of inventions, interference proceedings are frequently declared by the U.S. Patent and Trademark Office, which could result in substantial costs to the Company and may result in an adverse decision as to the priority of the Company's inventions. Cell Genesys is currently involved in multiple interference and/or opposition proceedings with regard to: (i) gene activation technology, (ii) certain ex vivo gene therapies, (iii) chimeric receptor technology and (iv) certain vector technologies. The outcomes of these proceedings cannot be predicted, but are not expected to have a material adverse effect on the Company's intellectual property position or its business. The Company may be involved in other interference and/or opposition proceedings in the future. The Company believes there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

Cell Genesys requires its employees and consultants to execute confidentiality agreements upon the commencement of employment and consulting relationships with the Company. These agreements provide that all confidential information developed by or made known to an individual during the course of the employment or consulting relationship generally must be kept confidential. In the case of employees, the agreements provide that all inventions conceived by the individual, while employed by the Company, relating to the Company's business are the Company's exclusive property. These agreements may not provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

Competition

The Company faces substantial competition in the development of products for cancer and other diseases. This competition, from other manufacturers of the same products and from manufacturers of different products designed for the same uses, is expected to continue in both U.S. and ex-U.S. markets. Cancer vaccines, oncolytic viruses and gene therapies, the three primary focus areas of the Company, are rapidly evolving areas of the biotechnology industry and are expected to undergo many changes in the coming years as a result of technological advances. Cell Genesys is aware of a number of groups that are developing cancer vaccines, oncolytic viruses and gene therapies including early-stage and established biotechnology companies, pharmaceutical companies, academic institutions, government agencies and research institutions. The Company faces competition from these groups in areas such as recruiting employees, acquiring technologies that might enhance the Company's ability to market products, establishing relationships with certain research or academic institutions, enrolling patients in clinical trials and in partnering certain of its programs with larger pharmaceutical companies. It is possible that the Company's competitors could achieve earlier market commercialization, could have superior patent protection, or could have safer, more effective or more cost-effective products. These factors could render the Company's potential products less competitive, which could have a material adverse effect on its business.

Human Resources

As of December 31, 2001, Cell Genesys employed 262 persons, of whom 36 hold Ph.D. degrees and seven hold M.D. degrees. Approximately 202 employees are engaged in research and development, and 60 support business development, intellectual property, finance and other administrative functions. Many of Cell Genesys' management have had prior product development experience in the biotechnology and pharmaceutical industries.

Cell Genesys' success will depend in large part upon its ability to attract and retain employees. Cell Genesys faces competition in this regard from other companies, research and academic institutions, government entities and other organizations. Cell Genesys believes that it maintains good relations with its employees.

Executive Officers

The executive officers of Cell Genesys and their ages as of March 31, 2002 are as follows:
Name	Age	Position With Cell Genesys
Stephen A. Sherwin, M.D.	53	Chairman of the Board and Chief Executive Officer
Joseph J. Vallner, Ph.D.	55	President and Chief Operating Officer
Matthew J. Pfeffer	44	Vice President and Chief Financial Officer
Dale G. Ando, M.D.	48	Vice President-Clinical Research
Malcolm J. McKay, Ph.D.	46	Vice President-Quality and Regulatory Affairs
Christine McKinley	48	Vice President-Human Resources
Michael W. Ramsay	45	Vice President-Manufacturing Operations
Robert H. Tidwell	58	Vice President-Corporate Development
Peter K. Working, Ph.D.	54	Vice President-Research and Development

Dr. Sherwin has served as chief executive officer and a director of Cell Genesys since March 1990. Dr. Sherwin also served as president until July, 2001 at which time Joseph J. Vallner, Ph.D. was appointed president. In March 1994, he was elected to the additional position of chairman of the board. From 1983 to 1990, Dr. Sherwin held various positions at Genentech, Inc., a biotechnology company, most recently as vice president of clinical research. Prior to 1983, Dr. Sherwin was on the staff of the National Cancer Institute. Dr. Sherwin currently serves as the chairman of the board of Ceregene, Inc., a majority-owned subsidiary of Cell Genesys. He is also a director of Abgenix, Inc., Neurocrine Biosciences, Inc., Rigel Pharmaceuticals, Inc. and privately owned Calyx Therapeutics, Inc. Dr. Sherwin holds a B.A. in biology from Yale University and an M.D. from Harvard Medical School and is board-certified in internal medicine and medical oncology.

Dr. Vallner joined Cell Genesys in October 1999 as executive vice president and chief operating officer. Effective July 2001, Dr. Vallner became president of the Company. He currently manages the research, development, clinical, regulatory, manufacturing and operations departments at Cell Genesys. Prior to joining Cell Genesys, Dr. Vallner was with SEQUUS Pharmaceuticals for seven years where he was instrumental in the product launch of two products including Doxil®, a liposome-based cancer therapeutic. In addition, Dr. Vallner helped transition SEQUUS through its merger with ALZA Corporation. Prior to that, he held various positions with Syntex Corporation and G.D. Searle and Company, and was an associate professor of pharmaceutics at the University of Georgia. Dr. Vallner received his Ph.D. in pharmaceutics, his M.S. in physical chemistry and his B.S. in pharmacy from the University of Wisconsin, Madison.

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

Dr. Ando, vice president, clinical research, joined Cell Genesys in July 1997. Dr. Ando brings over nine years of clinical development and research experience to Cell Genesys, including three years at Cetus Corporation and six years at Chiron Corporation. Most recently he has served as director of clinical gene therapy for Chiron Technologies at Chiron. His experience includes clinical development of biological therapeutics and gene therapy for both cancer and HIV infection. Dr. Ando began his career as a faculty member at the UCLA School of Medicine in the division of rheumatology. He received his M.D. and Internal Medicine training at the University of Michigan and a B.S. in Chemistry from Stanford University.

Dr. McKay joined Cell Genesys in November 2000 as vice president, quality and regulatory affairs. Prior to joining Cell Genesys, from 1996-2000, Dr. McKay was vice president of regulatory affairs at Celtrix Pharmaceuticals. For over nine years, Dr. McKay also held various management positions in the regulatory affairs and quality assurance areas with other biotechnology companies including COR Therapeutics, Berlex Biosciences and Triton Biosciences. Dr. McKay holds a Ph.D. in biochemistry from the University of London and a B.S. in biology from the University of Portsmouth in Hampshire, UK.

Ms. McKinley, vice president, human resources, joined Cell Genesys in l994. From 1986 to 1994, she was responsible for human resources at Nellcor Puritan Bennett, Inc.. Previously, Ms. McKinley also worked at Genentech, Inc. for seven years in various human resource positions. She received a B.A. in psychology from the University of California, Santa Barbara.

Mr. Ramsay joined Cell Genesys in January 2002 and serves as vice president of manufacturing operations. Prior to joining Cell Genesys, Mr. Ramsay served three years as a vice president of manufacturing at ALZA Corporation. Mr. Ramsay also held various positions during seven years with SEQUUS Pharmaceuticals, including vice president of manufacturing operations, as well as various positions at Syntex Corporation focusing on manufacturing, product development and regulatory affairs. Mr. Ramsay holds a Bachelor of Pharmacy degree from the University of Nottingham in the United Kingdom.

Mr. Tidwell joined Cell Genesys in August 2000 as vice president, corporate development. Prior to joining Cell Genesys, from 1998-2000, Mr. Tidwell was vice president of business development at Calydon, Inc. Mr. Tidwell has also held various management positions with such companies as Boston Life Sciences where he served as chief operating officer for one year, Genetics Institute where he was vice president of marketing and business development for five years, and Eli Lilly and Company where he held various positions including director of worldwide pharmaceutical licensing. Mr. Tidwell holds an M.B.A from The Ohio State Graduate School of Business and a Bachelor of Pharmacy from The Ohio State School of Pharmacy.

Dr. Working joined Cell Genesys in September 2001 as vice president, research and development. Prior to joining Cell Genesys, from 1999 - 2000, Dr. Working served as vice president of analytical and non-clinical sciences and principal scientist at ALZA Corporation. Dr. Working has also held various positions with SEQUUS Pharmaceuticals, where from 1997-1999 he served as vice president of research and development, as well as Genentech, Inc. where he served four years as a senior toxicologist and head of the Experimental Toxicology Group in the Department of Safety Evaluation. Dr. Working holds Ph.D., M.S. and B.S. degrees from the University of California, Davis and an M.A. degree from the University of California, San Francisco.

Scientific Advisory Board

Cell Genesys has established a prominent scientific advisory board that includes several leaders in the fields of cancer immunotherapy and gene therapy. As of March 31, 2002, the board consists of the following individuals:

NAME	SCIENTIFIC POSITION
Fred H. Gage, Ph.D	Professor of Neuroscience The Salk Institute
Ronald N. Germain, M.D., Ph.D	Deputy Chief of Laboratory of Immunology National Institutes of Health National Institute of Allergy and Infectious Diseases
Jordan U. Gutterman, M.D	Chairman, Clinical Immunology and Biological Therapy M. D. Anderson Cancer Center
Raju S. Kucherlapati, Ph.D.	Scientific Director Harvard-Partners Center for Genetics and Genomics Paul C. Cabot Professor of Genetics Professor of Medicine Harvard Medical School
John T. Potts, Jr., M.D	Director of Research Massachusetts General Hospital Physician-in-Chief Emeritus Jackson Distinguished Professor of Clinical Medicine Harvard Medical School
Thomas E. Shenk, Ph.D	Elkins Professor Chairman of the Department of Molecular Biology Professor, Princeton University
Inder M. Verma, Ph.D	Professor of Molecular Biology and Virology The Salk Institute

Item 2. Properties

Cell Genesys occupies administrative offices and research laboratories covering approximately 106,477 square feet of space in a research and development office park located in Foster City, California. In February 2001, the Company extended the lease agreement in the Foster City location to January 31, 2006. Cell Genesys' laboratories are equipped for biochemical and tissue culture research and development. In March 2001, the Company signed a build-to-suit lease with purchase option for a new building to be constructed in South San Francisco, California. The proposed building is expected to contain approximately 154,000 square feet of research and development and administrative space, and is planned to serve as the Company's future corporate headquarters. Construction is under way, and the new headquarters office is expected to be ready for occupancy in mid 2003. After moving to its South San Francisco facility, the Company expects to sublease its facilities in Foster City.

On January 8, 2001, the Company announced that it had acquired the principal operating assets of Chiron Corporation's gene therapy business, including a fully equipped and staffed manufacturing facility, at a cost of approximately $4.8 million. The San Diego-based leased facility is approximately 48,000 square feet and includes a validated Good Manufacturing Practices ("GMP") manufacturing facility equipped to handle large-scale production of gene therapy products for Phase I to Phase III clinical trials and potential product launch. This facility is expected to manufacture viral-based products such as the Company's oncolytic virus therapies and gene therapies.

A 41,000 square feet leased facility in Hayward, California is being constructed to become a manufacturing facility for the clinical production requirements for Phase III studies and potential product launch of non patient-specific GVAX® cancer vaccine products. This GMP manufacturing facility is expected to be fully validated and on-line by late 2002. In February 2002, the Company signed a new build-to-suit lease for a two-story building consisting of approximately 50,000 square feet in the Hayward location with a fifteen-year term. The lease in the existing Hayward location will be coterminous with this new lease. The second building in the Hayward location is being constructed to provide support services for the Company's GMP facility. As of December 31, 2001, construction costs in the Hayward GMP manufacturing facility totaled approximately $35 million. The Company expects to incur approximately $30 to $35 million of additional costs associated with the construction and validation of the facility during 2002.

On February 12, 2002, the Company announced that it had leased a 35,000 square foot manufacturing facility in Memphis, Tennessee. Cell Genesys plans to use the Memphis facility to manufacture the Company's patient- specific GVAX® lung cancer vaccines for both Phase III clinical trials and potential market launch. The Company is beginning facility modifications in order to have validated GMP manufacturing capabilities in place prior to the initiation of these Phase III trials, expected to begin in late 2002. The facility sets the stage for Cell Genesys' product development strategy for GVAX® lung cancer vaccines, which includes establishing a centrally located GMP facility to receive and process frozen tumor cells obtained from patient biopsies, manufacture the patient-specific vaccine products and carry out quality control testing and ship the frozen vaccine products back to the patient treatment centers.

Cell Genesys has previously leased certain other facilities, including facilities in Sunnyvale, California and Alameda, California that were acquired in connection with its acquisitions of Calydon, Inc. in 2001 and Somatix Therapy Corporation in 1997, respectively. Cell Genesys had been subleasing these facilities to other companies under sub-leasing arrangements. The remaining lease in Sunnyvale will expire in January 2004, and the Alameda lease will expire in April 2005.

Ceregene, Inc., a 60% owned subsidiary of Cell Genesys, is curently subleasing approximately 7,000 square feet in the Company's San Diego Facility. In November 2001, Ceregene signed a sublease agreement for 20,000 square feet from Triad Therapeutics for its headquarters and research laboratory space in San Diego. The lease commences in 2002 and has a 5 year duration.

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

	High	Low
Calendar Year 2000
First Quarter	$ 52.00	$ 11.81
Second Quarter	$ 28.50	$ 14.75
Third Quarter	$ 33.56	$ 21.31
Fourth Quarter	$ 28.48	$ 19.63

Calendar Year 2001
First Quarter	$ 22.44	$ 12.50
Second Quarter	$ 20.50	$ 12.61
Third Quarter	$ 20.97	$ 13.79
Fourth Quarter	$ 24.80	$ 15.60

As of March 15, 2002, there were 899 holders of record and approximately 33,000 beneficial holders of the Company's Common Stock. On March 15, 2002, the last reported sales price on the Nasdaq National Market for the Common Stock was $17.51. The market for the Company's Common Stock is highly volatile.

The Company has 1,569 shares of Series B preferred stock outstanding, held by eleven holders of record. The Series B preferred stock is convertible into shares of common stock at the option of the holder. No established public trading market exists for the Series B preferred stock itself. For a description of the terms of the Series B preferred stock, see Note 9 of Notes to Consolidated Financial Statements included under Item 8 of this annual report on Form 10-K.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                              Year Ended December 31,
                                             ------------------------------------------------------
                                               2001       2000       1999        1998       1997
                                             ---------  ---------  ---------  ----------  ---------
                                                         (in thousands, except per share data)
Consolidated Statement of Operations Data:
Total Revenue.............................. $  28,317     24,209  $  33,607  $   24,146  $  23,806
Operating expenses:
  Research and development.................    50,752     30,474     24,538      37,932     36,830
  General and administrative...............    11,850      6,984      4,833       8,204     10,659
  Charge for purchased in-process
   technology..............................    18,042        --         --          --      72,270
  Restructuring charge related to
   acquisition.............................       --         --         --          --       6,576
  Charge for cross-license and settlement
   (includes $11,250 equity in losses of
   Xenotech joint venture associated with
   cross-license and settlement)...........       --         --         --          --      22,500
  Merger termination costs.................       --         --      15,382         --         --
                                             ---------  ---------  ---------  ----------  ---------
          Total operating expenses.........    80,644     37,458     44,753      46,136    148,835
                                             ---------  ---------  ---------  ----------  ---------
Operating loss.............................   (52,327)   (13,249)   (11,146)    (21,990)  (125,029)
Equity in loss of Abgenix..................       --         --      (3,083)     (2,917)       --
Gain on sale of stock of Abgenix...........       --     239,660        --        7,020        --
Interest income, net.......................    17,878     13,172      2,235       1,567      1,500
                                             ---------  ---------  ---------  ----------  ---------
Income (loss) before minority interest,
  income tax and cumulative effect of
  change in accounting.....................   (34,449)   239,583    (11,994)    (16,320)  (123,529)
Loss attributed to minority interest.......       264        --         --        4,192        --
                                             ---------  ---------  ---------  ----------  ---------
Income (loss) before income tax and
  cumulative effect of change in
  accounting...............................   (34,185)   239,583    (11,994)    (12,128)  (123,529)
Benefit (provision) for income tax.........     5,512    (64,203)       --          --         --
                                             ---------  ---------  ---------  ----------  ---------
Income (loss) before effect of
  cumulative change in accounting..........   (28,673)   175,380    (11,994)    (12,128)  (123,529)
Cumulative effect of change in
  accounting principle, net of tax(1)......       --      (6,460)       --          --         --
                                             ---------  ---------  ---------  ----------  ---------
Net income (loss)..........................   (28,673)   168,920    (11,994)    (12,128)  (123,529)
Deemed dividend to preferred stockholders..       785        756        392       1,088        --
                                             ---------  ---------  ---------  ----------  ---------
Net income (loss) attributed to
  common stockholders...................... $ (29,458)   168,164  $ (12,386) $  (13,216) $(123,529)
                                             =========  =========  =========  ==========  =========

Basic income (loss) per common share....... $   (0.85) $    4.99  $   (0.39) $    (0.46) $   (5.33)
                                             =========  =========  =========  ==========  =========

Diluted income (loss) per common share..... $   (0.85) $    4.55  $   (0.39) $    (0.46) $   (5.33)
                                             =========  =========  =========  ==========  =========

Weighted average shares of common
  stock outstanding - basic................    34,746     33,716     31,682      28,607     23,172
                                             =========  =========  =========  ==========  =========

Weighted average shares of common
  stock outstanding - diluted..............    34,746     36,952     31,682      28,607     23,172
                                             =========  =========  =========  ==========  =========

(1) Reflects the impact of the adoption of SAB 101 on revenue recognition effective January 1, 2000. Pro forma amounts of net income (loss) and related diluted per share amounts, excluding the effects of deemed dividends to preferred stockholders and assuming retroactive application of the change in accounting principle for the years ended 2000, 1999, 1998, and 1997 (previous amounts were not material), are as follows (in thousands, except per share amounts):

                                                          2000       1999        1998       1997
                                                        ---------  ---------  ----------  ---------
Pro forma:
  Net income (loss)........................            $ 175,380  $ (10,257) $  (22,277) $(122,729)
  Earnings (loss) per share-diluted........            $    4.75  $   (0.32) $    (0.78) $   (5.30)

                                                                   December 31,
                                             ------------------------------------------------------
                                               2001       2000       1999        1998       1997
                                             ---------  ---------  ---------  ----------  ---------
                                                                  (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
  investments.............................. $ 258,649    259,647  $  50,287  $   53,243  $  88,816
Working capital............................   420,779    549,985    334,646      44,080     51,804
Total assets...............................   615,310    793,716    489,683      65,799    106,887
Total current liabilities..................   149,690    239,002    150,430       9,964     39,955
Long-term obligations......................    60,000      1,350      3,198       4,860     11,082
Redeemable convertible preferred stock.....    17,970     17,185      7,679      12,083     19,817
Accumulated deficit........................   (63,557)   (34,883)  (203,803)   (191,809)  (179,563)
Stockholders' equity.......................   387,554    536,179    328,376      38,892     18,641

                                                                            2001
                                           ---------------------------------------------------------------------
                                             March 31       June 30     September 30  December 31      Total
                                           ------------   ------------  ------------  ------------  ------------
                                                           (in thousands, except per share amounts)
Quarterly Results Of Operations (1)
               (Unaudited)
Revenue.................................. $      5,973   $      4,036  $      4,635  $     13,673  $     28,317
Research and development.................       10,726         11,010        12,362        16,654        50,752
General and administrative...............        2,700          2,839         2,786         3,525        11,850
Charge for purchased in-process
  technology.............................          --             --         18,042           --         18,042
Net income (loss)........................ $       (203)  $     (4,678) $    (22,384) $     (1,408) $    (28,673)
Basic income (loss) per common share..... $      (0.01)  $      (0.14) $      (0.64) $      (0.06) $      (0.85)
Diluted income (loss) per common share... $      (0.01)  $      (0.14) $      (0.64) $      (0.06) $      (0.85)

                                                                            2000
                                           ---------------------------------------------------------------------
                                             March 31       June 30     September 30  December 31      Total
                                           ------------   ------------  ------------  ------------  ------------
                                                           (in thousands, except per share amounts)
Quarterly Results Of Operations
               (Unaudited)
Revenue.................................. $      4,600   $      4,985  $      5,112  $      9,512  $     24,209
Research and development.................        6,400          7,747         7,448         8,879        30,474
General and administrative...............        1,659          1,574         1,860         1,891         6,984
Cumulative effect of change in
  accounting                                     6,460            --            --            --          6,460
Net income (loss)........................ $    130,307 * $       (434) $       (308) $     39,355  $    168,920
Basic income (loss) per common share..... $       3.92   $      (0.01) $      (0.01) $       1.14  $       4.99
Diluted income (loss) per common share... $       3.56   $      (0.01) $      (0.01) $       1.05  $       4.55

* - Includes gain on sale of Abgenix, Inc. common stock.

Statements made in this Item other than statements of historical fact, including statements about the Company's and its subsidiaries' clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks, which may affect the Company under "Other Factors Affecting Future Operations" below. The Company does not undertake any obligation to update forward-looking statements. The following should be read in conjunction with the Company's financial statements for the year ended December 31, 2001 located elsewhere in this Annual Report on Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since its inception in April 1988, Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies that are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize cancer vaccines, oncolytic virus therapies and gene therapies to treat cancer and other major, life-threatening diseases. Cell Genesys' current clinical programs include GVAX® cancer vaccines and oncolytic virus therapies. GVAX® cancer vaccines are in Phase II studies for lung cancer, prostate cancer, pancreatic cancer, and leukemia and in Phase I/II studies for multiple myeloma. The Company expects to initiate a Phase III trial for GVAX® lung cancer vaccine in late 2002 and a Phase III trial for GVAX® prostate cancer vaccine during 2003. Clinical programs evaluating the Company's oncolytic virus therapies include a Phase II study of CG7060, an intratumorally administered product for early stage prostate cancer, and a Phase I/II study of CG7870, an intravenously administered therapy for late stage prostate cancer. In addition, Cell Genesys has preclinical oncolytic virus programs evaluating potential therapies for liver cancer, colon cancer and bladder cancer as well as preclinical gene therapy programs evaluating potential therapies for multiple types of cancer and hemophilia. Additionally, Cell Genesys has a majority-owned subsidiary, Ceregene Inc., which is focused on gene therapies for central nervous system disorders, and also continues to hold approximately nine million shares of common stock of its former subsidiary, Abgenix (Nasdaq: ABGX), which is focused on the development and commercialization of antibody therapies.

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition and use of estimates to be critical policies.

Revenue recognition

Since the Company's inception, a substantial portion of our revenues has been generated from research and licensing agreements with collaborators. Revenue from non-refundable upfront license fees and other payments where we continue involvement through development is recognized ratably over the development period. We recognize cost reimbursement revenue under these collaborative agreements as the related research and development costs are incurred. Incentive milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Cell Genesys, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. Deferred revenue represents the portion of research payments received that has not been earned.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates in the financial statements include, but are not limited to accrued but unbilled expenses in clinical trails, outside experts and consultants (including legal and accounting fees), useful lives of property and equipment, and other items.

Results of Operations

Revenue

Revenue increased to $28.3 million in 2001 from $24.2 million in 2000 and decreased from $33.6 million in 1999. Revenues for 2001 were derived primarily from the Company's GVAX® collaboration. During 2001, the Company recognized $7 million in milestone payments related to clinical progress in the GVAX® lung program. Also during 2001, the Company restructured its GVAX® collaboration to regain full rights to its GVAX® prostate cancer vaccine program and converted its GVAX® lung program to a reciprocal royalty arrangement. This restructuring will result in lower collaboration reimbursements relating to the GVAX® prostate program, but reimbursements relating to the GVAX® lung program are not affected by the restructuring and are likely to increase as associated costs increase. Revenues for 2000 were impacted by the adoption of SAB 101 and the resulting change in the Company's revenue recognition policy. As a result of the adoption of SAB 101 a cumulative effect of a change in accounting of $6.5 million, net of taxes, was recorded in 2000 (see the revenue recognition note in the notes to the consolidated financial statements for further information on our adoption of SAB 101). Revenues for 1999 included a non-recurring payment of $8 million received in connection with the termination of the Company's AIDS gene therapy collaboration agreement with Aventis Pharmaceuticals (formerly Hoechst Marion Roussel) in September 1999. The Company's gene activation technology agreement with Aventis for gene activated erythropoietin (EPO) provides for milestone payments and annual maintenance fees, in addition to royalties on future sales of potential gene-activated protein products. The Company recognized revenue of $3 million, $2 million and $4 million in 2001, 2000 and 1999, respectively, pursuant to the Aventis agreement.

Research and development

Research and development expenses increased to $50.8 million during 2001, from $30.5 million in 2000 and $24.5 million in 1999. The increase can be attributed primarily to the Company's expanding clinical trials for both its GVAX® cancer vaccines and the addition of oncolytic virus therapy programs. During 2001, the Company advanced its research and development through clinical trial programs-including trials of GVAX® vaccines in multiple cancers as well as in the oncolytic virus therapies-as well as preclinical programs including cancer and hemophilia. The relatively low amount spent in 1999 was primarily the result of a corporate restructuring plan implemented in the fourth quarter of 1998 as well as the discontinuance of the AIDS gene therapy program. The Company expects that its research and development expenditures will continue to increase in future years to support expanded, more advanced and more numerous clinical trials and additional product development activities. The rate of increase depends on a number of factors including progress in research and development and clinical trials.

Biopharmaceutical products such as those that we develop generally take 10 to 15 years to research, develop and bring to market in the United States. Drug development in the U.S. is a process that includes several steps regulated by the FDA. The process begins with the filing of an Investigational Drug Application which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase I, II, and III. Costs for each phase are generally larger than the preceding phase, as the size of the clinical trial (number of patients) grows. The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. We currently have three products in development that have been targeted for Phase III studies. However, the successful development of our products is highly uncertain. Estimates of product completion dates and completion costs can vary significantly for each product and are difficult to predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to a Biologic License Application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. There can be no assurance that any approval required by the FDA or other regulatory body will be obtained on a timely basis, if at all. For additional discussion of the risks and uncertainties associated with completing development of potential products, see "Other Factors Affecting Future Operations" below.

Included below is a summary of products and the related stage of development for each product in clinical development. The information in the column labeled "Estimated Completion of Phase" contains forward-looking statements regarding timing of completion of product development phases. Timing of completion of these trials is based on typical times to completion for trials at such phases of development. The actual timing of completion of these phases of clinical trials could differ materially from the estimates provided in the table due to the number of patients enrolled in the trial, the number of clinical trial sites involved, the time needed to fully enroll the trial, the time required for patient follow-up and other factors. In addition, it is possible that any of these ongoing clinical trials may never be completed due to the occurrence of unacceptable treatment-related side effects, lack of clinical efficacy, insufficient supply of product for these clinical trials and other factors. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see "Other Factors Affecting Future Operations" below.

Product	Indication	Phase of Development	Estimated Completion of Phase
GVAX® Lung	Non small-cell lung cancer	Phase II	2002 - 2003
GVAX® Prostate	Prostate cancer	Phase II	2002 - 2003
GVAX® Panceatic	Pancreatic cancer	Phase II	2003 - 2004
GVAX® Leukemia	Acute leukemia	Phase II	2003 - 2004
GVAX® Myeloma	Multiple Myeloma	Phase I/II	2002 - 2003
CV7060 Oncolytic Virus	Prostate cancer	Phase II	2003 - 2004
CV7870 Oncolytic Virus	Prostate cancer	Phase I	2002 - 2003

General and administrative expenses were $11.9 million during 2001, compared to $6.9 million and $4.8 million in 2000 and 1999, respectively. The increase resulted from additional headcount and facility infrastructure to support expanding preclinical and clinical programs including facilities added during 2001. Future spending for general and administrative costs is expected to continue to increase in future years to support the growing infrastructure needs of the Company, particularly in the area of facilities.

Operating expenses were $80.6 million during 2001, compared to $37.5 million and $44.8 million in 2000 and 1999, respectively. The increase in 2001 included the non-recurring charge for purchased in-process research and development of $18 million resulted from the acquisition of Calydon.

In January 2001, the Company created a new subsidiary, Ceregene, Inc., which is focused on gene therapies for neurologic disorders such as Alzheimer's disease and Parkinson's disease. The Company contributed $10 million cash and access to technology and patents in the Central Nervous System ("CNS") gene therapy area, in exchange for approximately 60 percent ownership of the new company. Ceregene's financial statements are currently consolidated into the operations of the Company, but this may change should the Company's ownership position be decreased as a result of outside financing by Ceregene.

Abgenix, Inc., a former subsidiary of the Company, was fully consolidated in the Company's financial statements prior to July 1, 1998. As a result of Abgenix's IPO on July 2, 1998, the Company's ownership percentage was reduced to less than 50 percent, and Abgenix was accounted for under the equity method of accounting from that date to November 1999. In 1998, the sale of Abgenix stock resulted in $7 million realized gain. In November 1999, Abgenix completed a public offering of 3 million shares and a private placement of 1.8 million shares of its common stock, further reducing Cell Genesys' ownership to approximately 19 percent. Consequently, from November 1999 forward, the Company has accounted for its investment in Abgenix as equity securities which are considered "available for sale" in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities."

Interest and other income was $18.4 million in 2001 compared to $13.6 million and $3.1 million in 2000 and 1999, respectively. The higher income in 2001 compared to 2000 is a result of higher average cash balances, plus $8 million realized gains earned from converting a portion of the investment portfolio from tax-free securities to taxable securities during the first quarter of 2001, partially offset by lower market interest rates in 2001 compared with prior years. In 2000, the Company realized gains on sales of Abgenix stock of $239.7 million. The Company did not sell any Abgenix common stock during 2001. Interest expense increased to $0.5 million in 2001 from $0.4 million in 2000 and decreased from $0.8 million in 1999. The slight increase from 2000 is a result of additional capital leases resulting from the acquisition of Calydon in the third quarter of 2001. The decrease from 1999 reflects expired capital leases and repayment of a $1.6 million tenant improvement loan in March 2000. Interest expense is expected to increase in future years as a result of a $60 million liquid collateral debt financing completed in December 2001 in connection with the construction of the Company's manufacturing facility in Hayward, California.

Cell Genesys' net loss was $29.5 million in 2001, compared to net income of $168.2 million in 2000 and net loss of $12.4 million in 1999. The loss for 2001 was due to the $18 million charge for purchased in-process research and development from the Calydon acquisition and increased research and development expenses in advancing clinical and preclinical programs. The net income for 2000 was primarily due to a $180 million gain realized on sales of Abgenix common stock, net of tax, partially offset by a $6.5 million, net of tax, revenue adjustment under the cumulative effect of accounting change following the adoption of SEC Staff Accounting Bulletin No. 101 ("SAB 101") during the first quarter of 2000. The loss in 1999 was primarily due to a one-time merger termination charge of $15.4 million in December 1999. Losses, excluding non-recurring charges and gains from sales of Abgenix stock, are expected to continue and may increase in future years as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and late stage human testing of its potential products.

The Company recorded a tax benefit for 2001 of $5.5 million, which represents the estimated refund available from the carryback of 2001's losses to offset taxable income in 2000. At December 31, 2001, Cell Genesys had federal net operating loss carryforwards of approximately $42 million. The net operating loss will expire in the years 2011 through 2021, if not utilized. The large capital gains associated with the sale of a portion of the Company's investment in Abgenix during February and November 2000 were substantially offset by utilizing a large portion of the company's previously available net operating loss carryovers and tax credits.

In-Process Research and Development

On September 5, 2001 the Company announced that it had completed the acquisition of Calydon, Inc., a private biotechnology company focused on the treatment of cancer using genetically engineered oncolytic viruses, for approximately $17.4 million in Cell Genesys stock and other consideration and assumption of approximately $2.6 million in liabilities, for a total purchase price of approximately $20.0 million. The acquisition provided Cell Genesys with a third product platform in addition to cancer vaccines and cancer gene therapies as well as a product, CG7060, for early stage prostate cancer that is a potential candidate for Phase III clinical trials. The company engaged the services of an outside consulting firm to estimate the value of the acquired assets. Approximately $18.0 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility, had no alternative future uses and was charged to our operations in the third quarter ended September 30, 2001. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Calydon are included in the condensed consolidated financial statements from September 5, 2001.

The $18.0 million in-process research and development charge represents the value using a discounted cash flow methodology, attributable to the in-process research and development of Calydon based on a valuation analysis of such research and development. In-process technology was expensed upon acquisition as technological feasibility had not been established and no alternative future uses existed. The charge relates to specific on-going research and development. Management believes that the allocation of the purchase price to in-process research and development is appropriate given the future potential of this research and development to contribute to our operations. Assuming this research continues through all stages of clinical development, we project substantial future research and development expenditures related to this technology.

Liquidity and Capital Resources

Cell Genesys ended 2001 with approximately $259 million in cash, cash equivalents and short-term investments, of which $66 million is classified as restricted cash. Information regarding the classification of these assets is included in Notes to Financial Statements 6, "Fair Value of Financial Instruments." The Company has maintained its financial position through strategic management of its resources including the Company's holdings in Abgenix of which Cell Genesys continues to hold approximately 9 million shares of common stock and by relying on funding from various corporate collaborations and licensing agreements. Additionally, in late 2001, Cell Genesys secured a $60 million asset-backed financing in connection with the construction of the Company's manufacturing facility in Hayward, California.

Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements, sale of Abgenix common stock and secured financing. In February and November 2000, the Company received an aggregate of $244 million in net proceeds for the sale of shares of Abgenix common stock. From inception through February 28, 2002, the Company received $181.6 million in net proceeds from Cell Genesys equity financings, $188.0 million under collaborative agreements and $88.2 million from property and secured financings.

In connection with the gain on sale of Abgenix common stock in 2000, the Company paid $41.5 million in federal and state income tax. The Company recorded a tax benefit for 2001 of $5.5 million, which represents the estimated refund available from the carryback of 2001's losses to offset taxable income in 2000. The Company has additional unutilized NOL carryforwards, although the future utilization of these NOL carryforwards is limited by IRS regulation Section 382, which imposes an annual limitation on taxable income that can be offset by NOLs following a change in control. The Company, for IRS purposes, experienced a change in control during its acquisition of Somatix in 1997. It is the Company's current intention to minimize future tax liabilities on sales of Abgenix stock by offsetting gains against current operating losses and the NOL carryfowards allowed under Section 382. In addition, the Company has certain research and development tax credits which it may utilize to offset such gains. However, under some circumstances the Company may sell more Abgenix stock and consequently recognize more gain than it may be able to shelter from tax using these methods.

Future minimum payments under non-cancelable operating leases and an asset-backed debt financing at December 31, 2001, were (in thousands):

                                                Operating      Debt
                                                  Leases     Financing
                                                ----------  -----------
Years ending December 31:
  2002........................................ $    8,810  $     1,759
  2003........................................     13,548       13,610
  2004........................................     16,116       13,262
  2005........................................     16,406       12,913
  2006 and beyond.............................    120,197       24,783
                                                ----------  -----------
  Total minimum lease payment................. $  175,077       66,327
                                                ==========
Less: Amount representing interest........................      (6,327)
                                                            -----------
Present value of future lease payments.................... $    60,000
                                                            ===========

Cell Genesys currently has three facilities under construction and at various stages of completion. The Company's manufacturing facility for cell-based vaccines located in Hayward, California, is expected to be completed in late 2002. Expenditures associated with the completion and validation of this facility during 2002 are expected to total approximately $35 to 40 million. In addition, the Company recently announced the opening of a new manufacturing facility in Memphis, Tennessee that will be devoted to the manufacture of patient-specific cancer vaccines for non small-cell lung cancer, in support of Phase III trials expected to commence late in 2002. Total costs for equipment and improvements for this facility are expected to approximate $1 million in 2002. Finally, in 2001 the Company announced that it had signed a lease with a purchase option for a new facility in South San Francisco, intended to serve as the Company's new corporate headquarters and research and development facility. Construction of this new facility began in 2002, and total payments for build-out of tenant improvements during 2002 are expected to be approximately $20 to $22 million.

Cell Genesys anticipates that fiscal year 2002 cash usage will not exceed approximately $40 million. Operating cash usage does not include any potential offset from sales of Abgenix stock or usage for capital expenditures or any potential acquisitions. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs; preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction of collaborative partners; the acquisition of new products or technologies; the cost of litigation; and patent interference proceedings or other legal proceedings or their resolution. Nonetheless, the Company's ongoing development programs and any increase in the number of programs will reduce the current cash resources and potentially create the need to raise further capital. Therefore, the Company may continue to consider financing alternatives, including the potential sale of additional shares of Abgenix stock and debt financings.

A substantial portion of the Company's working capital consists of shares maintained in its former subsidiary, Abgenix. These shares are carried at market value and have been subject to extreme fluctuation in recent quarters due to the highly volatile nature of the market price of Abgenix stock. To the extent that we continue to hold a substantial amount of these shares, our working capital position can be expected to continue to fluctuate in future periods.

While the Company believes that its current liquidity position will be sufficient to meet its cash needs for at least the next year and beyond, it anticipates entertaining the possibility of raising additional capital in advance of actual capital expenditures to preserve its liquidity. Therefore, liquidity and volatility of capital markets play a significant role in the decision to raise capital. The types of financing available to the Company include the sale of Abgenix securities, asset-backed debt financing and private or public placement of Cell Genesys equity securities. The Company's evaluation processes regularly consider the liquidity of capital markets, dilution, shareholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to the Company have some type of negative consequence to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a slightly negative future consequence in order to reduce or minimize a more significant negative consequence to stockholders.

Recent Accounting Pronouncements

Business combinations

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001, including the Company's acquisition of Calydon, Inc. in September 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS 142 will be effective for fiscal year 2002. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 142 will have on its consolidated financial position and results of operations.

Asset retirement obligations

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS 143, which will be effective for the Company's fiscal year ending December 31, 2002.

Asset impairments

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 will be effective for fiscal year 2002 and will be applied prospectively. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 144 will have on its consolidated financial position and results of operations.

Other Factors Affecting Future Operations

Investors should carefully consider the risks described below before making an investment decision. In addition, these risks are not the only ones facing our Company. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Our products are in developmental stage, are not approved for commercial sale and might not receive regulatory approval or become commercially viable. All of our potential cancer vaccines, oncolytic virus therapies and gene therapy products are in research and development. We have not generated any revenues from the sale of products. We do not expect to generate any revenues from product sales for at least the next several years. Our products currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that our research and development efforts will be successful or that any of our future products will ultimately be commercially successful. Even if developed, our products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

Our cancer vaccine and gene therapy programs depend on new and unproven technologies. Gene therapy is a new technology. Existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to our specific gene therapy approaches are also limited. Our GVAX® cancer vaccines and oncolytic virus therapies are currently being tested in Phase I/II and Phase II human clinical trials to determine their safety and efficacy. None of our other products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible side effects of gene therapy may be serious and potentially life-threatening. Unacceptable side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercially successful products. Although we are testing proposed products or therapies in human clinical trials, we cannot guarantee that we will be permitted to undertake human clinical trials for any of our other products. Also, the results of this testing might not demonstrate the safety or efficacy of these products. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Finally, even if our products proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at reasonable cost or that such a product will be successfully marketed.

We have not been profitable in our operations (absent the gains on sales of Abgenix stock) and may not become profitable in the future. We have incurred an accumulated deficit since our inception. At December 31, 2001, our accumulated deficit was approximately $63.6 million, compared with $34.9 million at December 31, 2000. For the year ended December 31, 2001, we recorded a net loss of $29.5 million including a charge for purchased in-process technology for $18.0 million as a result of the Calydon acquisition. We expect to incur substantial operating losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials, manufacturing and to a lesser extent, from general and administrative expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

We expect to be able to raise additional funds through collaborative relationships, sales of some portion or all of our investment in Abgenix, additional equity or debt financings, or otherwise. Because of our long-term capital requirements, we may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to us, or, if available, that it will be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. There can be no assurance that opportunities for in-licensing technologies or for third-party collaborations will continue to be available to us on acceptable terms. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to certain of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow.

We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has approximately 315 issued or granted patents and approximately 400 pending applications. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions.

Our commercial success will also depend in part on not infringing the patents or proprietary rights of others and not breaching licenses granted to us. The Company is aware of competing intellectual property relating to both its programs in cancer vaccines and oncolytic viruses. While the Company currently believes it has freedom to operate in these areas, there can be no assurance that its position will not be challenged by others in the future. We may be required to obtain licenses to certain third party technologies or genes necessary in order to market our products. Any failure to license any technologies or genes required to commercialize our technologies or products at reasonable cost may have a material adverse effect on our business, results of operations or financial condition.

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

We are currently involved in multiple interference and/or opposition proceedings with regard to:

  gene activation technology
  certain ex vivo gene therapies
  certain vector technologies
  chimeric receptor technology

We cannot predict the outcome of these proceedings. An adverse result could have a material adverse effect on our intellectual property position in these areas and on our business as a whole. We may be involved in other interference and/or opposition proceedings in the future. We believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

We require our employees and consultants to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed by or made known to an individual during the course of the employment or consulting relationship generally must be kept confidential. In the case of employees, the agreements provide that all inventions conceived by the employee while employed by us relating to our business are our exclusive property. These agreements may not provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

The fields of cancer vaccines, oncolytic virus and gene therapy are highly competitive. Competition in the field from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and expected to increase. In many instances, we compete with other commercial entities in acquiring products or technology from universities. There are numerous competitors working on products to treat each of the diseases for which we are seeking to develop therapeutic products. Some competitors are pursuing a product development strategy competitive with ours, particularly with respect to our cancer vaccine and oncolytic virus therapy programs. Certain of these competitive products are in more advanced stages of product development and clinical trials. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete.

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

Our business is subject to extensive regulation and any failure to obtain required regulatory approvals could prevent or delay the commercialization of our products. Regulation by governmental authorities in the United States and foreign countries is important in the manufacture and marketing of our proposed products and our research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Since our potential products involve the application of new technologies, regulatory approvals may take longer than for products produced using more conventional methods with which these regulatory agencies are more familiar and comfortable. Various federal and, in some cases, state laws also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of these products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable federal laws, requires significant expenditures. Any delay or failure by us or our collaborators or licensees to obtain regulatory approvals could hinder the marketing of our products and our ability to receive product or royalty revenue.

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

Our product development activities involve the use of hazardous materials and we may incur significant costs as a result of the need to comply with environmental laws. Our research and development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of contamination or injury, by accident or as the results of intentional acts of terrorists, from these materials. In the event of an accident, we could be held liable for any damages that result and any resulting liability could exceed our resources. We may also be required to incur significant costs to comply with environmental laws and regulations in the future.

We may depend on our strategic partners for the sales, marketing and distribution of our future products. We have no experience in sales, marketing or distribution of biopharmaceutical products. We may need to rely on sales and marketing expertise of potential corporate partners for our initial products. The decision to market future products directly or through corporate partners will be based on a number of factors, including:

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

The pricing of our future products may be influenced in part by government controls. The continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare may impair future revenues and profitability of biotechnology companies. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. While we cannot predict whether the government will adopt any such legislative or regulatory proposals, the announcement or adoption of these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

We have clinical trial agreements with a number of public and private medical institutions relating to the conduct of human clinical trials for our GVAX® cancer vaccine programs and oncolytic virus therapies. The early termination of any of these clinical trial agreements would hinder the progress of our clinical trials. If any of these relationships are terminated, the clinical trials might not be completed and the results might not be evaluated.

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

The holders of the Series B preferred stock may choose at any time to convert their shares into common stock. In that event, the number of shares of common stock issued would be based on the lower of:

  a fixed conversion price of $11.02 per share for the 694 remaining shares from the original issue of $20 million face value preferred stock and $14.53 per share for the 875 shares issued January 2000 from call options or the average of certain trading prices during the 10 trading days preceding such date of conversion.

As of December 31, 2001, the market price of Cell Genesys common stock traded above the two fixed conversion price of $11.02 and $14.53. Consequently, the conversion rate for the shares is based on the fixed conversion price. As of December 31, 2001, the 694 outstanding shares of Series B preferred stock issued in November 1997 were convertible into an aggregate of approximately 760,000 shares of common stock, while the 875 outstanding shares issued in January 2000 were convertible into an aggregate of approximately 660,000 shares of common stock. As the market price declines below the fixed conversion rate, the greater the decline in the market price, the greater the number of shares issuable upon conversion of the Series B preferred stock.

Following the issuance of the new preferred shares in 2000, no further call options remain outstanding.

Our operations are vulnerable to interruption of fire, earthquake, power loss, telecommunications failure, terrorist activity and other events beyond our control. Our facilities in California have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power. In the event that these or other of our facilities are subject to future blackouts, they could disrupt the operations of the affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

Our stock price is greatly influenced by the market price of Abgenix stock, which has been highly volatile. Our retained ownership of approximately 9 million Abgenix shares represents a material portion of the total assets on our balance sheet. Abgenix stock prices have proven to be highly volatile. The value of our 9 million shares of Abgenix stock was approximately $301 million at December 31, 2001 versus approximately $529 million at December 31, 2000. Movements in the price of Abgenix stock, up or down, exert corresponding influences on the market price of our stock.

Our business could suffer as a result of our strategic acquisitions and investments. In January 2001, the Company acquired the principal operating assets of Chiron Corporation's gene therapy business, a fully equipped and staffed manufacturing facility. Also in January 2001, we launched Ceregene, Inc., formed through the acquisition of Neurologic Gene Therapeutics, a private San Diego-based start-up company. Finally, in August 2001, we acquired Calydon, Inc., a private biotechnology company focused on the treatment of cancer using genetically engineered oncolytic viruses. We may not be able to fully integrate all these companies, their intellectual property or personnel, and our attempts to do so will place additional burdens on our management and infrastructure. These acquisitions will subject us to a number of risks, including:

  the loss of key personnel and business relationships;

  difficulties associated with assimilating and integrating the new personnel and operations of the acquired companies;

  the potential disruption of our ongoing business;

  the expense associated with maintenance of uniform standards, controls, procedures, employees and clients;

  the diversion of resources from the development of our own proprietary technology; and

  our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our acquisitions.

We may engage in future acquisitions or investments that could dilute our existing stockholders, or cause us to incur contingent liabilities, debt or significant expense. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of or investments in related businesses, products or technologies. Future acquisitions could result in the issuance of dilutive equity securities or the incurrence of debt or contingent liabilities. There can be no assurance that any strategic acquisition or investment will succeed. Any future acquisition or investment could harm our business, financial condition and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is subject to a variety of risks, including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices to protect against these and other exposures. As a result, the Company does not anticipate material potential losses in these areas. However, as mentioned under "Liquidity and Capital Resources" and the "Other Factors Affecting Future Operations" sections of the Company's Management Discussion and Analysis of Financial Condition and Results of Operations above, the Company is subject to risk associated with its retained ownership in Abgenix shares.

The Company has not entered into any financial instruments that would give rise to foreign currency exchange risk, commodity pricing risk or equity pricing risk.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available for sale securities, comprised of corporate notes and commercial paper, are similar enough to aggregate those securities for presentation purposes. The average interest rate was calculated using the weighted average fixed rates under all contracts with Wells Fargo Bank, Sterling Capital Management, JP Morgan Chase H & Q and Fleet National Bank.

The Company does not currently hold any derivative financial instruments nor has it entered into hedging transactions or activities.

                                                                                                    Fair
                                                                                                    Value
                                                                             There-               Dec. 31,
 (in thousands)                   2002       2003       2004       2005       after      Total      2001
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total Investments
  Securities.................. $  66,766  $  52,082  $  43,326  $  12,883  $   2,586  $ 177,643  $ 179,287
  Average Interest Rate.......      2.00%      3.89%       --         --         --        3.10%
Long-term Debt, including
  Current Portion............. $     --   $  12,000  $  12,000  $  12,000  $  24,000  $  60,000  $  60,000
  Average Interest Rate.......       --         --         --         --         --         --         2.9%

>ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders of
Cell Genesys, Inc.

We have audited the accompanying consolidated balance sheets of Cell Genesys, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Genesys, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in the revenue recognition note to the consolidated financial statements, in 2000 the Company changed its method of revenue recognition.

ERNST & YOUNG LLP

Palo Alto, California
January 17, 2002

CELL GENESYS, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

                                                                 December 31,
                                                           ---------------------
                                                             2001        2000
                                                           ---------  ----------
                           ASSETS
Current assets:
  Cash and cash equivalents including restricted cash
    of $66,382 and $349 for 2001 and 2000, respectively . $ 143,055  $   21,747
  Short-term investments.................................   115,594     237,900
  Investment in Abgenix common stock, at fair value......   301,217     528,858
  Prepaid expenses and other current assets..............    10,603         482
                                                           ---------  ----------
          Total current assets...........................   570,469     788,987
Property and equipment, net..............................    43,217       4,439
Deposits and other assets................................     1,624         290
                                                           ---------  ----------
                                                          $ 615,310  $  793,716
                                                           =========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................... $   1,978  $      520
  Accrued compensation and benefits......................     2,637       1,323
  Deferred revenue from related parties..................     3,756       5,503
  Accrued legal expenses.................................       549         492
  Accrued acquisition and related costs..................     1,535         --
  Accrued clinical trial costs...........................       928         418
  Other accrued liabilities..............................     7,405         599
  Income tax payable.....................................    13,094      24,820
  Deferred tax liability.................................   117,808     204,300
  Current portion of property and equipment financing....       --        1,027
                                                           ---------  ----------
          Total current liabilities......................   149,690     239,002

Noncurrent portion of property and equipment financing...    60,000       1,350

Commitments and contingencies

Minority interest in equity of subsidiary................        96         --

Redeemable convertible preferred stock, $.001 par value:
  5,000,000 shares authorized; 1,569 shares issued
  and outstanding in 2001 and 2000, respectively.........    17,970      17,185

Stockholders' equity:
  Common stock, $.001 par value:  84,859,199 shares
     authorized; 35,596,446 and 34,123,771 shares
     issued and outstanding in 2001 and 2000,
     respectively........................................        36          34
  Additional paid-in capital.............................   274,365     256,007
  Accumulated comprehensive income, principally
    unrealized gains on investment in Abgenix, net
    of taxes.............................................   176,710     315,021
  Accumulated deficit....................................   (63,557)    (34,883)
                                                           ---------  ----------
          Total stockholders' equity.....................   387,554     536,179
                                                           ---------  ----------
                                                          $ 615,310  $  793,716
                                                           =========  ==========

See accompanying notes.

CELL GENESYS, INC.
Consolidated Statements of Operations
 (In thousands, except per share data)

                                                         Year Ended December 31,
                                                  -------------------------------
                                                    2001       2000       1999
                                                  ---------  ---------  ---------

Revenue under collaborative agreements.......... $  28,317     24,209  $  33,607
Operating expenses:
  Research and development......................    50,752     30,474     24,538
  General and administrative....................    11,850      6,984      4,833
  Charge for purchased in-process technology        18,042        --         --
  Merger termination costs......................       --         --      15,382
                                                  ---------  ---------  ---------
         Total operating expenses...............    80,644     37,458     44,753
                                                  ---------  ---------  ---------
Operating loss..................................   (52,327)   (13,249)   (11,146)

Equity in loss of Abgenix.......................       --         --      (3,083)
Gain on sale of stock of Abgenix................       --     239,660        --
Interes and other income........................    18,378     13,558      3,059
Interest expense................................      (500)      (386)      (824)
                                                  ---------  ---------  ---------
Income (loss) before minority interest, income
   tax and cumulative effect of change in
   accounting...................................   (34,449)   239,583    (11,994)
Loss attributed to minority interest............       264        --         --
                                                  ---------  ---------  ---------
Income (loss) before income tax and cumulative
   effect of accounting change..................   (34,185)   239,583    (11,994)
Benefit (provision) for income tax..............     5,512    (64,203)       --
                                                  ---------  ---------  ---------
Income (loss) before cumulative effect of
   change in accounting.........................   (28,673)   175,380    (11,994)
Cumulative effect of change in accounting
   principle, net of tax........................       --      (6,460)       --
                                                  ---------  ---------  ---------
Net income (loss)...............................   (28,673)   168,920    (11,994)
Deemed dividend to preferred stockholders.......       785        756        392
                                                  ---------  ---------  ---------
Net income (loss) attributed to
   common shareholders.......................... $ (29,458)   168,164  $ (12,386)
                                                  =========  =========  =========

Basic income (loss) per common share............ $   (0.85)      4.99  $   (0.39)
                                                  =========  =========  =========

Diluted income (loss) per common share.......... $   (0.85)      4.55  $   (0.39)
                                                  =========  =========  =========

Weighted average shares of common stock
   outstanding -- basic.........................    34,746     33,716     31,682
                                                  =========  =========  =========
Weighted average shares of common stock
   outstanding -- diluted.......................    34,746     36,952     31,682
                                                  =========  =========  =========

Pro forma amounts assuming the new revenue
    recognition policy was applied
    retroactively (unaudited)
Net Income (loss)............................... $     --   $ 175,380  $ (10,257)

See accompanying notes.

CELL GENESYS, INC.
Consolidated Statement of Stockholders' Equity
 (In thousands, except share data)

                                                                 Accumulated
                                                                Comprehensive
                                                                Income(loss),
                                                                 Principally                    Total
                                                    Additional  Unrealized Gain                Stock-
                                           Common    Paid-in    on Investment  Accumulated    holders'
                                           Stock     Capital     of Abgenix      Deficit       Equity
                                          --------  ----------  -------------  ------------  -----------
Balances at December 31, 1998........... $     31  $  230,557  $         113  $   (191,809) $    38,892

  Net loss..............................      --          --             --        (11,994)     (11,994)
  Change in net unrealized
    holding loss on available
    for sale securities.................      --          --            (713)          --          (713)
  Unrealized gain on investment
    in Abgenix, net of taxes of
    $137,000 (restated).................      --          --         284,491           --       284,491
                                                                                             -----------
  Comprehensive income (loss)...........      --          --             --            --       271,784
                                                                                             -----------
  Adjustment to carrying
    amount of Abgenix
    investment resulted
    from March 4, 1999 Abgenix
    common stock offering...............      --        9,835            --            --         9,835
  Issuance of 516,970
   shares of common stock
   upon exercise of stock
   options and pursuant to
   the 1992 Employee Stock
   Purchase Plan........................        1       3,332            --            --         3,333
  Issuance of 34,780 shares
   of common stock upon
   exercise of warrants.................      --          127            --            --           127
  Conversion of 462 shares
   of Series B redeemable
   preferred into 1,149,081
   shares of common stock ..............        1       4,796            --            --         4,797
  Deemed dividend to
   preferred stockholders  .............      --         (392)           --            --          (392)
                                          --------  ----------  -------------  ------------  -----------
Balances at December 31, 1999...........       33     248,255        283,891      (203,803)     328,376
  Net income............................      --          --             --        168,920      168,920
  Change in net unrealized
    holding loss on available
    for sale securities.................      --          --           3,118           --         3,118
  Unrealized gain on investment
    in Abgenix, net of taxes of
    $208,000 ...........................      --          --          28,012           --        28,012
                                                                                             -----------
  Comprehensive income..................      --          --             --            --       200,050
                                                                                             -----------
  Issuance of 1,537,515
   shares of common stock
   upon exercise of stock
   options and pursuant to
   the 1992 Employee Stock
   Purchase Plan........................        1       8,508            --            --         8,509
  Deemed dividend to
   preferred stockholders ..............      --         (756)           --            --          (756)
                                          --------  ----------  -------------  ------------  -----------
Balances at December 31, 2000...........       34     256,007        315,021       (34,883)     536,179
  Net loss..............................      --          --             --        (28,673)     (28,673)
  Change in net unrealized
    holding loss on available
    for sale securities.................      --          --            (865)          --          (865)
  Unrealized gain on investment
    in Abgenix, net of taxes of
    $117,808 ...........................      --          --        (137,446)          --      (137,446)
                                                                                             -----------
  Comprehensive loss....................      --          --             --            --      (166,984)
                                                                                             -----------
  Issuance of 909,199
   shares of common stock
   upon acquisition of Calydon..........        1      16,421            --            --        16,421
  Issuance of 563,476
   shares of common stock
   upon exercise of stock
   options and pursuant to
   the 1992 Employee Stock
   Purchase Plan........................        1       2,722            --            --         2,723
  Deemed dividend to
   preferred stockholders ..............      --         (785)           --            --          (785)
                                          --------  ----------  -------------  ------------  -----------
Balances at December 31, 2001........... $     36  $  274,365  $     176,710  $    (63,557) $   387,554
                                          ========  ==========  =============  ============  ===========

See accompanying notes.

CELL GENESYS, INC.
Consolidated Statement of Cash Flows
 (In thousands)

                                                          Year Ended December 31,
                                                    --------------------------------
                                                      2001        2000       1999
                                                    ---------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss........................................ $ (28,673) $  168,920  $ (11,994)
  Adjustments to reconcile net income (loss)
     to net cash used by operating activities:
     Depreciation and amortization................     3,410       2,211      2,986
     Gain on disposal of property and equipment...       --          --         (34)
     Equity in losses of Abgenix..................       --          --       3,083
     Gain on sale of shares of Abgenix............       --     (239,660)       --
     Purchased in-process technology..............    18,042         --         --
  Changes to:
     Prepaid expenses and other assets............   (10,546)        991       (645)
     Accounts payable.............................     1,458        (574)        21
     Accrued compensation and benefits............       796        (733)       768
     Deferred revenue.............................    (1,747)      1,308      3,492
     Accrued legal expenses.......................      (335)       (220)        61
     Accrued acquisition and related costs........     1,535      (1,068)       136
     Other accrued liabilities....................    10,067        (612)      (123)
     Accrued tax provision........................   (11,726)     21,120        --
                                                    ---------  ----------  ---------
          Net cash used in operating activities...   (17,719)    (48,317)    (2,249)
                                                    ---------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments.............  (333,640)   (347,396)   (55,628)
  Maturities of short-term investments............    20,433      30,844     48,716
  Sales of short-term investments.................   434,652     126,759        --
  Capital expenditures............................   (42,188)     (2,373)       (13)
  Proceeds from disposal of property and equipment       --           31         82
  Exercise of Abgenix warrants....................       --         (730)       --
  Net proceeds from sale of Abgenix shares........       --      243,860        --
  Minority interest in equity of subsidiary.......        96         --         --
                                                    ---------  ----------  ---------
          Net cash provided by (used in)
            investing activities..................    79,353      50,995     (6,843)
                                                    ---------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible
    preferred stock...............................       --        8,750        --
  Proceeds from issuances of common stock.........     2,772       8,517      3,461
  Proceeds from long-term debt financing..........    60,000         --         --
  Payments under equipment financing obligations..    (3,098)     (3,498)    (3,524)
                                                    ---------  ----------  ---------
          Net cash provided by (used in)
            financing activities..................    59,674      13,769        (63)
                                                    ---------  ----------  ---------
Net increase (decrease) in cash and cash
  equivalents.....................................   121,308      16,447     (9,155)
Cash and cash equivalents at beginning of year....    21,747       5,300     14,455
                                                    ---------  ----------  ---------
Cash and cash equivalents at end of year.......... $ 143,055  $   21,747  $   5,300
                                                    =========  ==========  =========

See accompanying notes

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and basis of presentation

Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies that are based on innovative gene modification technologies. The Company's objective is to develop and commercialize cancer vaccines, oncolytic virus therapies and gene therapies to treat cancer and other major, life-threatening diseases. Cell Genesys' current clinical programs include GVAX® cancer vaccines and oncolytic virus therapies.

The consolidated financial statements include the accounts of Cell Genesys and its wholly owned and majority owned subsidiaries (see footnote #3). All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method.

Concentration of risk

Cash and cash equivalents, short-term investments and accounts receivables are financial instruments, which potentially subject the company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and repurchase agreements which bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables.

Revenue recognition

Research payments under collaborative arrangements and grants are recognized as revenue based on research expenses incurred as provided for under the terms of the arrangements.

The Company previously recognized non-refundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective January 1, 2000, the Company changed its method of accounting for non-refundable license fees to recognize such fees over the research and development period of the applicable agreement. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $6.5 million, net of taxes, cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the estimated research and development periods of the agreements. The impact of the accounting change in 2001 and 2000 was to increase net income by $5.4 million each year, or $0.16 per share, which represents the cumulative effect amount recognized in 2000 and 1999 based on the new accounting method. The pro forma amounts presented below were calculated assuming the accounting change was made retroactive to prior periods.

Pro forma amounts of net income (loss) and related per share amounts, assuming retroactive application of the accounting change for all periods (in thousands, except per share amounts):

                                           Year Ended December 31,
                                          ----------------------
                                             2000        1999
                                          ----------  ----------
As reported:
  Net income (loss)..................... $  168,164  $   11,994
  Net income (loss) per share- diluted.. $     4.57  $    (0.38)

Pro forma amounts with change in
  accounting related to revenue
  recognition applied retroactively
  (unaudited):
  Net income (loss)..................... $  175,380  $  (10,257)
  Net income (loss) per share- diluted.. $     4.75  $    (0.32)

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

Research and development

R&D expenses include related salaries, contractor fees, building costs, utilities, administrative expenses and allocations of corporate costs. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. All such costs are charged to R&D expense as incurred.

Depreciation and amortization

Cell Genesys records property and equipment at cost and depreciates it using the straight-line method over the estimated useful lives of the assets, generally five years. Computer equipment is depreciated over a life of three years. Furniture and equipment leased under capital leases is amortized over the shorter of the useful lives or the lease term. Amortization of leased assets is included in depreciation and amortization expense and is combined with accumulated depreciation and amortization of the Company's owned assets. Intangible assets are amortized using the straight-line method over the estimated useful lives of the assets, generally three years, 10 years in the case of intellectual property intangible assets.

Cash, cash equivalents and short-term investments

Cell Genesys places its cash, cash equivalents and short-term investments with high credit quality U.S. and foreign financial institutions, government and corporate issuers and limits the amount of credit exposure to any one issuer. The Company considers all highly liquid investments with insignificant interest rate risk with a maturity of less than three months when purchased to be cash equivalents. Cash and cash equivalents include $66.4 million and $349,000 of restricted cash at December 31, 2001 and 2000, respectively. The increase in restricted cash during 2001 includes a $60 million liquid collateral asset-backed debt financing and an approximate $6 million balance securing a letter of credit in connection with facility leases. All investments are denominated in U.S. dollars. Short-term investments include equity securities classified as available-for-sale. The Company records its investments at fair market value.

The Company's debt securities are classified as available-for-sale and carried at fair value. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in interest income. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated deficit. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Stock-based compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and to adopt the "disclosure only" alternative described in SFAS 123. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying stock on the date of the grant as determined by the Company's Board of Directors, no compensation expense is recognized.

Net income (loss) per share

Basic earnings (loss) per common share is calculated using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted earnings per share includes the impact of potentially dilutive securities. As the Company's potentially dilutive securities (stock options, warrants, and convertible preferred stock) were anti-dilutive for the years ended December 31, 2001 and 1999, they have been excluded from the computation of shares used in computing diluted net loss per common share for those years.

The following table presents the calculation of basic and diluted income (loss) per share (in thousands, except per share data):

                                                       Year ended December 31,
                                                  -------------------------------
                                                    2001       2000       1999
                                                  ---------  ---------  ---------
Net income (loss) attributable to
   common stockholders ......................... $ (29,458) $ 168,164  $ (12,386)
                                                  =========  =========  =========

Weighted-average shares outstanding:
   Denominator for basic earnings (loss)
      per common share..........................    34,746     33,716     31,682
   Potential common shares:
       - stock options..........................       --       2,000        --
       - convertible preferred stock............       --       1,236        --
                                                  ---------  ---------  ---------
   Denominator for diluted earnings
      (loss) per share..........................    34,746     36,952     31,682
                                                  =========  =========  =========
Net income (loss) per common share:
   Basic........................................ $   (0.85) $    4.99  $   (0.39)
                                                  =========  =========  =========

   Diluted...................................... $   (0.85) $    4.55  $   (0.39)
                                                  =========  =========  =========

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to stockholders' equity of the Company that are excluded from net income (loss). Specifically, unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss) and deemed dividends to preferred stockholders are charged to additional paid in capital.

Income taxes

Income taxes are computed using the asset and liability method, under which deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities, and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Segment reporting

Our operations are treated as one operating segment as we only report profit and loss information on an aggregate basis to our chief operating decision-makers.

Accounting for derivative financial instruments and for hedging activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 was adopted for the Company's year ending December 31, 2001. The Company does not currently hold any derivatives and as such the adoption of this pronouncement did not materially impact results of operations.

Recent accounting pronouncements

Business combinations

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. The Company does not expect that the adoption of SFAS 141 will have a material effect on its consolidated financial position or results of operations. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS 142 will be effective for fiscal year 2002. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 142 will have on its consolidated financial position and results of operations.

Asset retirement obligations

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS 143, which will be effective for the Company's fiscal year ending December 31, 2002.

Asset impairments

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 will be effective for fiscal year 2002 and will be applied prospectively. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 144 will have on its consolidated financial position and results of operations.

Statement of cash flows

Supplemental disclosure to the Consolidated Statements of Cash Flows is as follows for the years ended December 31, (in thousands):

                                                      2001        2000       1999
                                                    ---------  ----------  ---------
Cash paid for interest............................ $     500  $      386  $     824
Cash paid for income taxes........................ $   2,500  $   40,000  $     --

Supplemental disclosure regarding non-cash investing and financing activities is as follows for the years ended December 31, (in thousands):

                                                      2001        2000       1999
                                                    ---------  ----------  ---------
Furniture and equipment acquired under
  financing....................................... $     --   $      --   $     973
Charge for purchased in-process technology........ $  18,042  $      --   $     --

2. Investment in Abgenix and Minority Interest

Since 1996, the Company has maintained an investment in Abgenix, Inc. ("Abgenix"). In December 1997 and January 1998, Abgenix completed private placements of securities reducing Cell Genesys' percentage ownership from approximately 100 percent to approximately 54 percent.

On July 2, 1998, Abgenix completed an initial public offering ("IPO"), reducing Cell Genesys' percentage ownership to approximately 40 percent. Prior to the IPO, Abgenix was a consolidated subsidiary and its financial results were presented accordingly. From July 2, 1998 through November 19, 1999, the Company's investment in Abgenix was accounted for under the equity method of accounting as a result of the reduced ownership position. On March 4, 1999, Abgenix completed the sale of an additional 3,000,000 shares of common stock in a public offering which further reduced the Company's ownership percentage in Abgenix to approximately 22 percent. The difference between the cost of the investment (the carrying value of the net assets less the equity in loss of Abgenix immediately prior to the public offering) and the amount of the underlying equity in net assets of Abgenix immediately following each of the public offerings was accounted for under the equity method of accounting. Accordingly, the Company recognized $9.8 million as a contribution to stockholders' equity upon completion of the Abgenix March 1999 public offering.

On November 19, 1999, Abgenix completed a private placement of 1.8 million shares of its common stock, and Cell Genesys' ownership was further reduced to approximately 19 percent. Accordingly, the Company no longer accounts for Abgenix's losses under the equity method of accounting. The Company's investment in Abgenix is now treated as available-for-sale securities and carried at fair value.

During 2000, the Company sold shares of Abgenix common stock resulting in $243.9 million in net proceeds. During 2001, the Company did not sell any of the Abgenix common stock and retains approximately 9 million shares, or 10.31 percent, ownership in Abgenix. Based on Abgenix common stock's market value of $33.64 per share as of December 31, 2001, the total carrying amount of the Company's investment in Abgenix was $301.2 million.

3. Acquisitions

In January 2001, the Company acquired the principal operating assets of Chiron Corporation's gene therapy business located in San Diego, California, at a cost of approximately $4.8 million. The transaction was accounted for as a purchase. The cost of the acquisition was allocated among the principal assets, leasehold improvements and machinery and equipment. The allocation was based on information on construction costs of similar type facilities for leasehold improvements and machinery and equipment. The $4.8 million purchase price was allocated entirely to tangible assets and no material intangible assets were purchased.

In January 2001, the Company created a new subsidiary, Ceregene, Inc ("Ceregene") through the acquisition of Neurologic Gene Therapeutics, a private San Diego-based start-up company. The Company contributed $10 million cash and access to technology and patents in the Central Nervous System ("CNS") gene therapy area, in exchange for approximately 60 percent ownership of the new company. Ceregene's financial statements are consolidated into the operations of the Company.

In September 2001, the Company announced that it had completed the acquisition of Calydon, Inc., a private biotechnology company focused on the treatment of cancer using genetically engineered oncolytic viruses, for approximately $17.4 million in Cell Genesys stock and other consideration and assumption of approximately $2.6 million in liabilities, for a total purchase price of approximately $20.0 million. The acquisition provided Cell Genesys with a third product platform in addition to cancer vaccines and cancer gene therapies as well as a product, CG7060, for early stage prostate cancer that is a potential candidate for Phase III clinical trials. The Company engaged the services of an outside consulting firm to evaluate the value of the acquired assets. In relation to the acquisition, the Company recognized approximately an $18 million charge for in-process research and development and approximately $1 million in intangible assets related to patents. The acquisition was accounted for as a purchase business combination using the guidance contained in Statement of Financial Accounting Standards No. 141 ("SFAS 141") issued by the Financial Accounting Standards Board ("FASB").

4. Termination of Merger Agreement between Cell Genesys and Genzyme

In October 1999, Genzyme General and the Company announced that they had entered into a definitive agreement under which Genzyme General was to acquire Cell Genesys for approximately $350 million in a tax-free stock-for-stock exchange. The agreement was then terminated by Genzyme General on December 21, 1999 following the decision announced by Cell Genesys that its board of directors had withdrawn its recommendation of the merger with Genzyme and recommended that stockholders not approve the merger. Cell Genesys noted that the value of its equity ownership of Abgenix had increased significantly in value since the merger agreement was announced in October 1999. In accordance with the terms of the merger agreement, the Company made a payment of $15 million on December 21, 1999 to Genzyme General, which was charged to expense in the statement of operations for the year ended December 31, 1999.

5. Collaborative and License Agreements

Collaborative agreement with Japan Tobacco Inc.

On December 17, 1998, Cell Genesys entered into a worldwide collaboration agreement with the pharmaceutical division of Japan Tobacco Inc. ("JT") for the Company's GVAX® cancer vaccine program. The Company received an initial payment under the agreement of $12.7 million in December 1998. Inception-to-date, the Company has received $32.1 million in research and development funding, $22 million for product milestone achievements, $2.5 million anniversary payment and $1.7 million in manufacturing facility build-out cost reimbursement. In November 2001, the Company and JT agreed to modify their ongoing collaborations for the GVAX® cancer vaccines. Under the amended agreement, the companies will continue to equally share in the development costs of GVAX® lung cancer vaccine products and JT will continue to pay Cell Genesys milestone payments. The two companies will have a royalty arrangement on sales of GVAX® lung cancer vaccine as well as a royalty arrangement on sales in other cancer indications that may be derived from a certain form of that vaccine. JT will pay the Company a royalty on GVAX® lung cancer vaccine sales in Japan, Taiwan and Korea, and Cell Genesys will pay JT the same royalty on such sales in North America and the rest of the world. Cell Genesys will have full commercial rights for GVAX® prostate cancer vaccine. None of the payments involve an additional equity investment in Cell Genesys by JT, which currently owns approximately three percent of the Company.

Collaborative agreement with Aventis Pharmaceuticals, Inc. (formerly Hoechst Marion Roussel, Inc.)

On September 15, 1999, the Company reacquired product rights to its AIDS gene therapy program following the termination of a collaboration agreement with Aventis Pharmaceuticals, Inc. ("Aventis"). Since October 1995, the agreement provided total funding of $51.6 million for the Company's AIDS gene therapy program including the Phase II human clinical trials conducted to date. The total funding included a payment of $8 million during 1999 as final wind-down payment following the termination of the collaborative agreement.

Gene activation technology licenses

Cell Genesys executed a license agreement with Aventis in February 1997 for gene-activated erythropoietin ("EPO") and a second undisclosed protein. In late 2000, Aventis informed the Company of its intention to terminate this license agreement as it relates to the second undisclosed protein. The agreement provided for up to $26 million in milestone payments and fees, in addition to any royalties on future sales gene-activated EPO anywhere in the world. As of December 31, 2000, Cell Genesys had received approximately $17 million under this license agreement, which included certain milestone payments relating to the development of gene-activated EPO which Aventis is developing in collaboration with Transkaryotic Therapies, Inc. The Company recognized revenue of $3.2, $2.8 and $4.0 million in 2001, 2000 and 1999, respectively, pursuant to the agreement.

Gene therapy rights agreement with Abgenix

In November 1997, Cell Genesys entered into a gene therapy rights agreement (the "GTRA") with Abgenix. The GTRA provides Cell Genesys with certain rights to Abgenix's XenoMouse™ technology in the field of gene therapy for two antigen targets per year. Cell Genesys is obligated to make certain payments to Abgenix for these rights including reimbursement of license fees and royalties on future product sales. The GTRA also prohibits Abgenix from granting any third-party licenses for antibody products based on antigens nominated by Abgenix for its own purposes where the primary field of use is gene therapy. In the case of third-party licenses granted by Abgenix where gene therapy is a secondary field, Abgenix is obligated to share with us a portion of the cash milestone payments and royalties resulting from any products in the field of gene therapy.

Other collaborations

Cell Genesys has signed agreements with seven different companies relating to its gene therapy technologies. In August 1999, Cell Genesys signed a research collaboration for cancer gene therapy with EntreMed, Inc. Under this agreement, EntreMed's Angiostatin® and Endostatin™ genes will be combined with Cell Genesys' proprietary adenoviral and adeno-associated viral (AAV) gene delivery systems in preclinical studies designed to assess whether the gene therapy can treat tumors by inhibiting their blood supply.

In September 1999, the Company signed a research collaboration with Pharmacia in which Cell Genesys will provide its proprietary adenoviral and AAV gene delivery technologies to Pharmacia to evaluate certain applications of gene therapy in animal health.

In September 1999, Cell Genesys signed a research collaboration and license agreement with Rigel Pharmaceuticals, Inc. Under the agreement, Rigel is employing its proprietary functional genomics technology to identify novel therapeutic genes for the treatment of cancer-and Cell Genesys will be granted exclusive, worldwide rights to these genes in the field of gene therapy. In exchange, Rigel gains access to certain Cell Genesys patents and technology pertaining to retroviral gene delivery technology for use in the field of functional genomics. The Company's chief executive officer is a member of the Board of Directors of Rigel and the chief executive officer of Rigel is a member of the Company's Board of Directors.

In January 2000, Cell Genesys nonexclusively licensed certain retroviral gene delivery technology to Clontech Laboratories, Inc., a wholly owned subsidiary of Becton Dickinson and Company. Under the license, Cell Genesys will receive royalties on worldwide sales of certain research kits that are currently being marketed and any future products employing Cell Genesys' proprietary retroviral gene delivery technology. Additionally, customers of Clontech who intend to market products arising from research using these kits will need to obtain an additional license to this technology from Cell Genesys prior to product commercialization.

In August 2001, the Company entered into a license agreement with Invitrogen Corporation for sale of the Company's lentiviral technology to the research market.

In April 1998, Cell Genesys signed a license and research collaboration agreement with GPC Biotech (formerly Mitotix, Inc.) for the use of certain cell cycle inhibitor genes for the development of gene therapy products to treat cardiovascular disease and cancer. In March 2002, as a result of competitive factors in the cardiovascular market and portfolio management of the Company's potential cancer products, the agreement was terminated.

6. Fair Value of Financial Instruments

The following is a summary of the Company's available-for-sale securities at December 31, 2001 and 2000, respectively (in thousands):

                                                  Gross        Gross     Estimated
                                    Amortized   Unrealized  Unrealized     Fair
                                       Cost       Gains       Losses       Value
                                    ----------  ----------  -----------  ---------
2001
Commercial paper.................. $   70,944  $      109  $       --   $  71,053
Corporate notes...................     53,864       1,085          --      54,949
U.S. Government and its agencies..     52,836         449          --      53,285
Abgenix common stock..............      8,287     292,930          --     301,217
                                    ----------  ----------  -----------  ---------
Short-term investments............ $  185,931  $  294,573  $       --   $ 480,504
                                    ==========  ==========  ===========  =========

Classified as:
Cash equivalents.................. $   63,693  $      --   $       --   $  63,693
Short-term investments............    113,951       1,643          --     115,594
Abgenix common stock..............      8,287     292,930          --     301,217
                                    ----------  ----------  -----------  ---------
                                   $  185,931  $  294,573  $       --   $ 480,504
                                    ==========  ==========  ===========  =========

                                                  Gross        Gross     Estimated
                                    Amortized   Unrealized  Unrealized     Fair
                                       Cost       Gains       Losses       Value
                                    ----------  ----------  -----------  ---------
2000
Commercial paper.................. $   22,975  $      --   $       --   $  22,975
Corporate notes...................     24,725         224          --      24,949
Municipal bonds...................    186,288       2,164          --     188,452
U.S. Government and its agencies..     17,281          88          --      17,369
Abgenix common stock..............      8,287     520,571          --     528,858
                                    ----------  ----------  -----------  ---------
Short-term investments............ $  259,556  $  523,047  $       --   $ 782,603
                                    ==========  ==========  ===========  =========

Classified as:
Cash equivalents.................. $   15,845  $      --   $       --   $  15,845
Short-term investments............    235,424       2,476          --     237,900
Abgenix common stock..............      8,287     520,571          --     528,858
                                    ----------  ----------  -----------  ---------
                                   $  259,556  $  523,047  $       --   $ 782,603
                                    ==========  ==========  ===========  =========

The net unrealized holding gains on these securities at December 31, 2001 and 2000 are $295 million and $523 million, respectively, and are principally unrealized gains on the investment of Abgenix common stock. These are reflected in the consolidated statement of stockholders' equity and are included in the Company's accumulated other comprehensive income (loss), net of income taxes. Gross realized gains for sale of investment securities was $8 million and $239.7 million for the years ended December 31, 2001 and 2000, respectively. The realized gain in 2000 primarily resulted from the sale of Abgenix common stock. The Company did not sell any Abgenix common stock during 2001. The investment in Abgenix is carried at current fair market value at the end of each reporting accounting period.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2001, by contractual maturity, are shown below (in thousands):

                                                             Estimated
                                                Amortized      Fair
                                                   Cost        Value
                                                ----------  -----------
Due in one year or less....................... $   66,766  $    66,766
Due in one to seven years.....................    119,164      413,738
                                                ----------  -----------
                                               $  185,930  $   480,504
                                                ==========  ===========

7. Property and Equipment

Property and equipment consists of the following at December 31, (in thousands):

                                                   2001        2000        1999
                                                ----------  -----------  ---------
Furniture and equipment under capital
  lease....................................... $      --   $     4,872  $   8,893
Machinery and equipment.......................     23,003       12,902      7,788
Leasehold improvements under capital lease....        --         5,463      5,463
Leasehold improvements........................     12,945        3,420      2,561
Construction in progress......................     34,856          271        126
                                                ----------  -----------  ---------
                                                   70,804       26,928     24,831
Accumulated depreciation and amortization.....    (27,587)     (22,489)   (20,633)
                                                ----------  -----------  ---------
                                               $   43,217  $     4,439  $   4,198
                                                ==========  ===========  =========

The Company recognized depreciation expense of $3.4, $2.2 and $2.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in the construction in progress reflects the build-out costs in connection to the Hayward GMP facility that is expected to be fully validated and put into service in late 2002. The cost associated with this project is expected to increase along with the cost in validating the facility in meeting the FDA requirements.

8. Commitments and Contingencies

Rental commitments

The Company leases certain of its facilities and equipment under non-cancelable operating leases. The leases, including the Hayward facility and the newly signed Memphis facility, expire at various dates through 2016 and some contain options for renewal. Rent expense under operating leases was $7.9 million in 2001, $2.0 million in 2000 and $1.7 million in 1999.

Property and equipment financing

In December 2001, the Company paid the outstanding balance of $2.3 million of property and equipment financed through long-term obligations. In December 2001, the Company completed a $60 million asset-backed debt financing in connection with the construction of the Company's manufacturing facility in Hayward, California, which is scheduled for completion prior to the initiation of Phase III trials in late 2003. The financing obligation is secured by liquid financial instruments, including cash and marketable securities. Under the terms of the obligation the Company is required to meet various financial covenants with which it was in compliance at December 31, 2001.

The $60 million asset-backed debt financing in connection with the construction of the Company's manufacturing facility in Hayward, California will have an interest rate of LIBOR (London InterBank Offering Rate) plus one percent and a term of six years. Cell Genesys will pay interest only for the first year, followed by quarterly payments and an approximately 30 percent balloon payment at the end of the six-year period.

Future minimum payments under non-cancelable operating and asset-backed debt financing at December 31, 2001, were (in thousands):

                                                Operating      Debt
                                                  Leases     Financing
                                                ----------  -----------
Years ending December 31:
  2002........................................ $    8,810  $     1,759
  2003........................................     13,548       13,610
  2004........................................     16,116       13,262
  2005........................................     16,406       12,913
  2006 and beyond.............................    120,197       24,783
                                                ----------  -----------
  Total minimum lease payment................. $  175,077       66,327
                                                ==========
Less: Amount representing interest........................      (6,327)
                                                            -----------
Present value of future lease payments.................... $    60,000
                                                            ===========

9. Redeemable Convertible Preferred Stock

On November 14, 1997, the Company completed a private placement of 2,000 shares of Series B redeemable convertible preferred stock ("preferred stock") for aggregate proceeds of $20 million. The Company, subject to certain conditions, may exercise a put option to sell up to an additional $10 million of preferred stock. Each of the preferred shares is convertible, at the option of the holder, into shares of common stock of the Company based upon a conversion price of $11.02 per share or, if lower, 100 percent of the average of specified trading prices during the ten trading days preceding a conversion. Any shares not converted prior to November 2002 are automatically converted into shares of the Company's common stock. The convertible preferred stock bears a dividend of 5 percent, payable in kind upon conversion or redemption. If the Company enters into a "major transaction" or effects a "triggering event" as defined in the private placement agreement, the stock may be redeemed at the option of the holders. Examples of such transactions or events would include a change in control of the Company or delisting of the Company's stock. The preferred stock is non-voting.

As of December 31, 2001, 1,306 shares of the originally issued Series B preferred stock had been converted into common stock and 694 shares of the originally issued Series B preferred stock remained outstanding. The fixed conversion price for these shares is $11.02, and there was no conversion activity during 2001.

Investors in Cell Genesys' preferred stock in 1997 were initially granted a call option, triggered upon certain conditions, to purchase up to an additional $10 million of Series B preferred stock. In January 2000, the Company received approximately $8.8 million from the issuance of 875 new Series B convertible preferred shares following the exercise of such call options for these shares. The newly issued preferred shares have a fixed conversion price of $14.53 and other terms as defined by the Series B preferred stock agreements dated November 14, 1997. The call option right which was available under the terms of these agreements was triggered by the rise of Cell Genesys' stock price. Following the issuance of the new preferred shares, no further call options remained outstanding. The total face value of Series B preferred shares was approximately $18 million as of December 31, 2001. Any of these 875 Series B preferred shares not converted prior to January 2005 will be automatically converted into shares of the Company's common stock.

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

Stock Option Plans

Under the Company's 1989 and the 1998 Incentive Stock Option Plans ("the ISO Plans"), 10,478,172 shares of common stock were authorized for issuance as of December 31, 2001. The 1989 ISO Plan was retired in 1999 and 2,904,797 shares expired. The ISO Plans provide for the issuance of common stock and granting of options for common stock to executive officers of the Company. The Company grants shares of common stock for issuance under the ISO Plans at no less than the fair market value of the stock (85 percent of fair market value for non-qualified options). Options granted under the ISO Plans have a maximum term of ten years and generally vest over four years at the rate of 25 percent one year from the grant date and 1/48 monthly thereafter. As of December 31, 2001, the number of shares reserved for future issuance was 3,995,469.

Under the Company's 2001 Non-Statutory Option Plan ("2001 Plan"), 2,000,000 shares of common stock have been authorized for issuance as of December 31, 2001. The 2001 Plan provides for the issuance of common stock and granting of options for common stock to employees (excluding executive officers) and consultants of the Company. The Company grants shares of common stock for issuance under the 2001 Plan at no less than the fair market value of the stock. Options granted under the 2001 Plan have a maximum term of ten years and generally vest over four years at the rate of 25 percent one year from the grant date and 1/48 monthly thereafter. As of December 31, 2001, the number of shares reserved for future issuance was 1,993,194.

Under the Company's 2001 Non-Employee Directors Stock Option Plan ("the DIR Plan"), 300,000 shares of common stock have been authorized for issuance as of December 31, 2001. The DIR Plan provides for the issuance of common stock and granting of options for common stock to non-employee directors of the Company. The Company grants shares of common stock for issuance under the DIR Plan at no less than the fair market value of the stock. Options granted under the DIR Plan have a maximum term of ten years. Each non-employee director is automatically granted an option to purchase 30,000 shares upon initial appointment or election to the Board and 7,500 shares annually, thereafter. Stock options granted upon appointment or election to the Board vest at the rate of 25 percent annually on each anniversary of its date of grant. Subsequent grants for continued service on the Board vest 100% on date of grant. As of December 31, 2001, the number of shares reserved for future issuance was 300,000.

The following table summarizes information about the plan (share numbers in thousands):

                                                     Outstanding Stock Options
                                                    ------------------------
                                                                  Weighted-
                                                                   Average
                                         Shares      Number of     Exercise
                                        Available      Shares       Price
                                       -----------  ------------  ----------
Balances, December 31, 1998..........       2,358         3,275  $     4.88
     Authorized......................         --
     Granted.........................      (1,296)        1,296  $     7.65
     Exercised.......................         --           (296) $     4.08
     Expired.........................      (1,289)          --
     Canceled........................         424          (424) $     6.41
                                       -----------  ------------
Balances, December 31, 1999..........         197         3,851  $     5.69
     Authorized......................       1,500           --
     Granted.........................        (792)          792  $    23.64
     Exercised.......................         --         (1,031) $     4.28
     Expired.........................        (118)          --
     Canceled........................         395          (395) $     7.75
                                       -----------  ------------
Balances, December 31, 2000..........       1,182         3,217  $    10.33
     Authorized......................       2,300           --
     Granted.........................      (1,834)        1,834  $    18.95
     Exercised.......................         --           (385) $     5.47
     Expired.........................         (25)          --
     Canceled........................         281          (281) $    17.23
                                       -----------  ------------
Balances, December 31, 2001..........       1,904         4,385  $    13.92
                                       ===========  ============

Exercisable at December 31, 2001..................        2,136  $     9.37
                                                    ============

Exercisable at December 31, 2000..................        1,670  $     5.75
                                                    ============

Exercisable at December 31, 1999..................        1,997  $     4.77
                                                    ============

Weighted average fair value of options granted during 2001...... $    14.26
Weighted average fair value of options granted during 2000...... $    18.34
Weighted average fair value of options granted during 1999...... $     4.77

The following table summarizes information about stock options outstanding at December 31, 2001:

                          Options Outstanding             Options Exercisable
                   -----------------------------------  ----------------------
                                Weighted-
                                 Average     Weighted-               Weighted-
                     Number     Remaining     Average     Number      Average
      Range of     Outstanding Contractual   Exercise   Exercisable  Exercise
   Exercise Prices    (000)    Life (Years)    Price       (000)       Price
------------------ ----------- ------------  ---------  -----------  ---------
  $3.00 -    5.75         949          6.1  $    4.61          921  $    4.60
  $5.88 -    9.50       1,035          7.1  $    7.78          723  $    7.55
 $11.00 -   19.05         942          9.1  $   16.91          141  $   15.48
 $19.63 -   20.50         878          9.2  $   19.87          207  $   19.89
 $21.31 -   42.63         581          9.0  $   26.24          144  $   27.91
--------           -----------                          -----------
                        4,385                                2,136
                   ===========                          ===========

Somatix 1992 Stock Option Plan

Under the terms of the merger agreement with Somatix, the Company adopted the 1992 Stock Option Plan. Information with respect to the plan activity is as follows:

                                                                Weighted-
                                                                 Average
                                                                 Exercise
                                                                  Price
                                                   Number of       Per
                                                     Shares       Share
                                                  ------------  ----------
                                                  (in thousand
Authorized and Outstanding at December 31, 1998..         729  $     9.01
  Granted........................................         --          --
  Exercised......................................        (221) $     7.92
  Canceled.......................................         (14) $    15.83
                                                  ------------
Authorized and Outstanding at December 31, 1999..         494  $     9.30
  Granted........................................         --          --
  Exercised......................................        (400) $     9.31
  Canceled.......................................          (3) $    15.44
                                                  ------------
Authorized and Outstanding at December 31, 2000..          91  $     9.07
  Granted........................................         --          --
  Exercised......................................         (30) $     0.73
  Canceled.......................................         --          --
                                                  ------------
Authorized and Outstanding at December 31, 2001..          61  $    13.18
                                                  ============

Exercisable at December 31, 2001.................          61  $    13.18
Exercisable at December 31, 2000.................          91  $     9.07
Exercisable at December 31, 1999.................         491  $     9.26

Weighted average remaining contractual
  life at December 31, 2001......................   2.86 years

1992 Employee Stock Purchase Plan

The 1992 Employee Stock Purchase Plan ("the Purchase Plan") allows eligible employees to participate and purchase common stock at 85 percent of its fair value at certain specified dates. Employee contributions are limited to ten percent of compensation or $25,000, whichever is less. A total of 650,000 shares of common stock have been reserved for issuance under the Purchase Plan. As of December 31, 2001, 554,149 shares have been issued pursuant to the Purchase Plan and the number of shares reserved for future issuance was 95,851.

The Purchase Plan expires under its terms during 2002. It is anticipated that a new replacement stock purchase plan with similar terms to the previous plan will be submitted to stockholders for approval at their June 2002 meeting.

Pro forma information

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for options granted under its employee stock option plans and the Purchase Plan under the fair value method of SFAS 123. The fair value of Cell Genesys' options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999, 2000 and 2001, respectively: risk-free interest rates of 5.5%, 6.14% and 4.08%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.67, 1.0 and 1.0; and an expected life of the option of 5 years under the stock option plan and 0.5 years for options granted under the Purchase Plan.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table illustrates what net income (loss) would have been had the Company accounted for its stock options under the provisions of SFAS 123.

                                                  Year Ended December 31,
                                          ----------------------------------
                                             2001        2000        1999
                                          ----------  ----------  ----------
                                        (in thousands, except per share data)
Net income (loss):
  As reported........................... $  (28,673) $  168,920  $  (11,994)
  Pro forma............................. $  (40,630) $  162,354  $  (16,274)

Net income (loss) per share- diluted:
  As reported........................... $    (0.85) $     4.55  $    (0.39)
  Pro forma............................. $    (1.17) $     4.39  $    (0.51)

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

Shares reserved

At December 31, 2001, the Company has reserved shares of common stock for potential future issuance consisting of 2,089,136 upon conversion of preferred stock; and 6,445,159 for exercises under the employee stock option plans or the stock purchase plan.

In January 2001, the company adopted an employee non- statutory stock option plan. Subject to the provisions of the plan, the maximum aggregate number of shares which may be optioned and sold under the plan is 2,000,000 shares.

11. Income Taxes

The Company's benefit (provision) for income taxes consists of the following (in thousands):

                                                  Year Ended December 31,
                                          ----------------------------------
                                             2001        2000        1999
                                          ----------  ----------  ----------
 Current:
    Federal............................. $    4,262  $  (52,707) $      --
    State...............................        --      (15,196)        --
                                          ----------  ----------  ----------
                                              4,262     (67,903)        --
                                          ----------  ----------  ----------
 Deferred:
    Federal.............................      1,250       3,700         --
    State...............................        --          --          --
                                          ----------  ----------  ----------
                                              1,250       3,700         --
                                          ----------  ----------  ----------
Provision for income taxes.............. $    5,512  $  (64,203) $      --
                                          ==========  ==========  ==========

A reconciliation between our income tax provision and the U.S. statutory rate follows (in thousands):

                                                Year Ended December 31,
                                          ----------------------------------
                                             2001        2000        1999
                                          ----------  ----------  ----------
Tax at U.S. statutory rate of 35%....... $   11,965  $  (83,854) $    4,198
State taxes, net of federal benefit.....        --       (9,877)        --
Net operating losses utilized
  (not benefited).......................     (1,177)     25,585      (4,198)
Change in valuation allowance...........      1,250       3,700         --
Research and development tax credits
  utilized..............................        --        1,300         --
In process research and development.....     (6,315)        --          --
Other...................................       (211)     (1,057)        --
                                          ----------  ----------  ----------
Income tax benefit (provision) ......... $    5,512  $  (64,203) $      --
                                          ==========  ==========  ==========

As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $42 million which will expire on various dates beginning in 2011 through 2021, if not utilized.

Utilization of the net operating losses and credits carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities are as follows (in thousands):

                                                            December 31,
                                                      ----------------------
                                                         2001        2000
                                                      ----------  ----------
Deferred Tax Assets:
Net operating loss carryforwards.................... $   15,000  $   19,400
Research credit carryforwards.......................        500         800
Capitalized research and development................      1,000       1,400
Other accruals and reserves.........................      2,450       5,400
                                                      ----------  ----------
Net deferred tax assets.............................     18,950      27,000
Valuation allowance ................................    (14,000)    (23,300)
                                                      ----------  ----------
Net deferred tax assets.............................      4,950       3,700
                                                      ----------  ----------

Deferred Tax Liabilities:

Unrealized gain on investment in Abgenix............   (122,758)   (208,000)
                                                      ----------  ----------
Net deferred tax liability.......................... $ (117,808) $ (204,300)
                                                      ==========  ==========

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $9.3 million and $3.7million during 2001 and 2000, respectively. Approximately $3.0 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

12. Litigation and Contingencies

The Company is party to various claims, investigations and legal proceedings arising out of the normal course of its business. These claims, investigations and legal proceedings relate primarily to intellectual property of which certain are the subject of ongoing interference or opposition proceedings with patent authorities. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of these matters will have a material adverse effect upon the Company's business, financial position or results of operations.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information required by this Item concerning the Company's directors is incorporated by reference to the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's 2001 fiscal year (the "2002 Proxy Statement").

(b) The information required by this Item concerning the Company's executive officers is set forth in the section entitled "Executive Officers" at the end of Part I of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's 2002 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's 2002 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's 2002 Proxy Statement.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financial Statements Page

2. Index to Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

Not applicable

(c) Exhibits
Number		Description
2.1	(7)	Agreement and plan of merger and reorganization, dated as of January 12, 1997, among Cell Genesys, S Merger Corp. and Somatix Therapy Corporation.
2.2	(10)	Asset Purchase Agreement dated January 8, 2001 between Cell Genesys and Chiron Corporation, pursuant to which Cell Genesys purchased operating assets of Chiron Corporation's gene therapy operations.
2.3	(11)	Series A Preferred Stock Purchase Agreement dated January 10, 2001, pursuant to which Cell Genesys purchased shares of Series A Preferred Stock of Ceregene, Inc.
2.4	(16)

Agreement and Plan of Reorganization dated as of August 1, 2001 by and among Cell Genesys, Satellite Acquisition Corporation, Calydon, Inc., Kenneth Socha as shareholder representative (with respect to Articles VII and IX only) and Chase Manhattan Bank and Trust Company, N.A., as escrow agent.

3.1	(2)	Restated Certificate of Incorporation.
3.2	(1)	Bylaws.
4.1	(8)	Amended and Restated Preferred Shares Rights Agreement, dated as of July 26, 2000 between Cell Genesys and Fleet National Bank
10.1+	(1)	Form of Indemnification Agreement for Directors and Officers.
10.2+	(5)	Amended 1989 Incentive Stock Plan
10.3+	(5)	Amended 1992 Employee Stock Purchase Plan.
10.4	(1)	Representative Preferred Stock Purchase Agreement.
10.5	(4)	Fourth Amended and Restated Stockholder Rights Agreement.
10.6	(1)	License Agreement dated August 13, 1990 between Cell Genesys and the University of North Carolina at Chapel Hill.
10.7*	(4)	Amended and Restated Exclusive License Agreement dated September 5, 1995 between Cell Genesys and the Regents of the University of California.
10.8	(2)	License Agreement dated June 28, 1991 between Cell Genesys and the University of Utah Research Foundation.
10.9+	(3)	Amended Employment Agreement with Stephen A. Sherwin, M.D.
10.10	(3)	Research and Development Leases dated November 1, 1994 between Cell Genesys and Vintage Park Associates and Addendums thereto.
10.11*	(6)	Amendment No. 1 dated June 7, 1996 to Vintage Park Research and Development Lease.
10.12	(9)	Amended 1998 Incentive Stock Plan
10.13	(12)	Research and Development Leases Amendment dated February 12, 2001 between Cell Genesys and Vintage Park Associates.
10.14	(13)	Research and Development Leases between Cell Genesys and Drawbridge/Forbes LLC, dated March 3, 2001.
10.15	(14)	Lease Agreement dated June 21, 2001, between Alexandria Real Estate Equities, Inc., and Cell Genesys for property located at 11055 Roselle Street in San Diego, California.
10.16	(15)	Lease Agreement dated June 21, 2001, between Alexandria Real Estate Equities, Inc., and Cell Genesys for property located at 11075 Roselle Street in San Diego, California.
10.17*		Amended and Restated GVAX® Agreement by and between Japan Tobacco Inc. and Cell Genesys dated November 26, 2001.
10.18		Credit Agreement between Cell Genesys and Fleet National Bank dated as of December 27, 2001.
10.19		Lease Agreement dated February 1, 2002, between Shelby Drive Corporation, and Cell Genesys for property located at 4600 Shelby Drive, Suite 108, Memphis, Tennessee.
10.20		Lease Agreement dated January 7, 2002, between F & S Hayward, LLC, and Cell Genesys for property located at the Adjacent Park of Bridgeview Tech Park of 24570 Clawiter Road, Hayward, California.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
24.1		Power of Attorney, (Reference is made to page 59).

* Confidential treatment has been granted with respect to specific portions of this exhibit.

+ Indicates Compensation Plan Arrangement.

(1) Incorporated by reference to the same numbered exhibit filed with Cell Genesys' Registration Statement on Form S-1 (Reg. No. 33-46452) as amended.

(2) Incorporated by reference to the same numbered exhibit filed with Cell Genesys' Annual Report on Form 10-K for the year ended December 31, 1992.

(3) Incorporated by reference to the same numbered exhibit filed with Cell Genesys' Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Incorporated by reference to the same numbered exhibit filed with Cell Genesys' Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(5) Incorporated by reference to the same numbered exhibit filed with Cell Genesys' Annual Report on Form 10-K for the year ended December 31, 1995.

(6) Incorporated by reference to Exhibit 10.40 filed with Cell Genesys' Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7) Incorporated by reference to Exhibit 2.1 filed with Cell Genesys' Form 8-K dated January 12, 1997.

(8) Incorporated by reference to Cell Genesys' Form 8-A12G/A dated July 28, 2000.

(9) Incorporated by reference to Exhibit 4.1 filed with Cell Genesys' Registration Statement Form S-8 filed July 31, 2000.

(10) Incorporated by reference to Exhibit 10.3 filed with Cell Genesys' Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(11) Incorporated by reference to Exhibit 10.4 filed with Cell Genesys' Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(12) Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(13) Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(14) Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(15) Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(16) Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on March 31, 2002:

CELL GENESYS, INC.

By:/s/ Matthew J. Pfeffer

Matthew J. Pfeffer,

Vice President and Chief Financial Officer

(Principal Accounting Officer)

Date: March 31, 2002

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Sherwin, M.D. and Matthew J. Pfeffer, jointly and severally, as his attorneys-in-fact, each with the full power of substitution, for him, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Stephen A. Sherwin, M.D. Stephen A. Sherwin, M.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2002
/s/ Matthew J. Pfeffer Matthew J. Pfeffer	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2002
/s/ David W. Carter David W. Carter	Director	March 31, 2002
/s/ Nancy M. Crowell Nancy M. Crowell	Director	March 31, 2002
/s/ James M. Gower James M. Gower	Director	March 31, 2002
/s/ John T. Potts, Jr., M.D. John T. Potts, Jr., M.D.	Director	March 31, 2002
/s/ Thomas E. Shenk, Ph.D. Thomas E. Shenk, Ph.D.	Director	March 31, 2002
/s/ Eugene L. Step Eugene L. Step	Director	March 31, 2002
/s/ Inder M. Verma, Ph.D. Inder M. Verma, Ph.D.	Director	March 31, 2002