Form 10-Q
period 2002-03-31
CELL GENESYS INC
filed 2002-05-15
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of April 30, 2002, the number of outstanding shares of the Registrant's Common Stock was 35,641,224.

CELL GENESYS, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I. Financial Information

Part II. Other Information

ITEM 6. Exhibits and Reports on Form 8-K	20

Signatures	21

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CELL GENESYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                  March 31,   December 31,
                                                                --------------------------
                                                                   2002          2001
                                                                -----------  -------------
                           ASSETS                               (UNAUDITED)    (Note 1)
Current assets:
  Cash and cash equivalents including restricted cash of
  $66.4 million for March 31, 2002 and December 31, 2001...... $    84,420  $     143,055
  Short-term investments......................................     145,836        115,594
  Investment in Abgenix common stock..........................     169,144        301,217
  Prepaid expenses and other current assets...................       5,449         10,603
                                                                -----------  -------------
          Total current assets................................     404,849        570,469
Property and equipment, net...................................      54,762         43,217
Deposits and other assets.....................................       1,476          1,624
                                                                -----------  -------------
                                                               $   461,087  $     615,310
                                                                ===========  =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................ $     2,917  $       1,978
  Accrued compensation and benefits...........................       1,737          2,637
  Deferred revenue............................................       1,847          3,756
  Accrued legal expenses......................................         400            549
  Accrued clinical trial costs................................       1,222            928
  Accrued acquisition and related costs.......................       1,508          1,535
  Other accrued liabilities...................................       2,242          7,405
  Income tax payable..........................................       8,120         13,094
  Deferred tax liability......................................      64,337        117,808
  Current portion of property and equipment financing.........       3,000          --
                                                                -----------  -------------
          Total current liabilities...........................      87,330        149,690

Noncurrent portion of property and equipment financing........      57,000         60,000

Commitments and contingencies

Minority interest in equity of subsidiary.....................        (173)            96
Redeemable convertible preferred stock........................      17,970         17,970

Stockholders' equity:
  Common stock................................................          36             36
  Additional paid-in capital..................................     274,794        274,365
  Accumulated comprehensive income, principally unrealized
  gain on investment of Abgenix...............................      96,506        176,710
  Accumulated deficit.........................................     (72,376)       (63,557)
                                                                -----------  -------------
          Total stockholders' equity..........................     298,960        387,554
                                                                -----------  -------------
                                                               $   461,087  $     615,310
                                                                ===========  =============

See accompanying notes.

CELL GENESYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                               Three Months Ended March 31,
                                                               --------------------------------
                                                                    2002            2001
                                                               --------------  --------------
                                                             (in thousands, except per share dat

Revenue under collaborative agreements....................... $        4,595  $        5,973
Operating expenses:
  Research and development...................................         16,563          10,726
  General and administrative.................................          3,658           2,700
                                                               --------------  --------------
   Total operating expenses..................................         20,221          13,426

Interest and other income....................................          2,417           7,254
Interest expense.............................................           (409)            (54)
                                                               --------------  --------------
   Loss before minority interest and income tax..............        (13,618)           (253)
Income (loss) attributed to minority interest................            271             (37)
                                                               --------------  --------------
   Loss before income tax....................................        (13,347)           (290)
Benefit for income tax.......................................          4,529              87
                                                               --------------  --------------
   Net loss.................................................. $       (8,818) $         (203)
                                                               ==============  ==============

Basic and diluted loss per common share...................... $        (0.25) $        (0.01)
                                                               ==============  ==============
Weighted average shares of common stock outstanding --
   basic and diluted.........................................         35,625          34,232
                                                               ==============  ==============

See accompanying notes.

CELL GENESYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                          Three Months Ended March 3
                                                          --------------------------
                                                              2002         2001
                                                          ------------  -----------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.............................................. $     (8,818) $      (203)
  Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation and amortization......................          788          732
  Changes to:
     Prepaid expenses and other assets..................        5,253       (1,808)
     Accounts payable...................................          939          151
     Accrued compensation and benefits..................         (900)        (141)
     Deferred revenue...................................       (1,909)       2,817
     Accrued legal expenses.............................         (149)          47
     Other accrued liabilities..........................       (4,868)         711
     Accrued tax provision..............................       (4,974)     (12,036)
                                                          ------------  -----------
          Net cash used in operating activities.........      (14,638)      (9,730)
                                                          ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments...................      (83,841)    (142,932)
  Maturities of short-term investments..................          --        20,433
  Sales of short-term investments.......................       51,996      191,151
  Minority interest in equity of subsidiary.............         (269)         378
  Capital expenditures..................................      (12,312)      (6,206)
                                                          ------------  -----------
          Net cash provided by (used in)
            investing activities........................      (44,426)      62,824
                                                          ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuances of common stock...............          429          536
  Payments under property and equipment
    financing obligations...............................          --          (433)
                                                          ------------  -----------
          Net cash provided by financing activities.....          429          103
                                                          ------------  -----------
Net increase (decrease) in cash and cash equivalents....      (58,635)      53,197
Cash and cash equivalents at beginning of period........      143,055       21,747
                                                          ------------  -----------
Cash and cash equivalents at end of period.............. $     84,420  $    74,944
                                                          ============  ===========

Unrealized loss on investment in Abgenix................ $   (132,073) $  (318,108)

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

The consolidated financial statements include the accounts of Cell Genesys and its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2001.

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

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments

Cell Genesys places its cash, cash equivalents and short-term investments with high credit quality U.S. and foreign financial institutions, government and corporate issuers and limits the amount of credit exposure to any one issuer. The Company considers all highly liquid investments with insignificant interest rate risk with a maturity of less than three months when purchased to be cash equivalents. Cash and cash equivalents include $67.5 million and $66.4 million of restricted cash at March 31, 2002 and December 31. 2001, respectively. All investments are denominated in U.S. dollars. Short- term investments include equity securities classified as available-for-sale. The Company records its investments at fair market value.

The Company's debt securities are classified as available- for-sale and carried at fair value. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in interest income. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated deficit. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to stockholders' equity of the Company that are excluded from net income (loss). Specifically, unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss) and deemed dividends to preferred stockholders are charged to additional paid-in capital.

For the three months ended March 31, 2002, the Company recognized comprehensive loss of $142.5 million, including the change in unrealized loss in investment of Abgenix, Inc. ("Abgenix") of $132.0 million, compared to the same period in 2001, in which the Company's comprehensive loss was $318.3 million which included the change in unrealized loss in investment of Abgenix of $316.8 million.

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

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investment in Abgenix

Since 1996, the Company has maintained an investment in Abgenix, Inc. ("Abgenix"). In December 1997 and January 1998, Abgenix completed private placements of securities reducing Cell Genesys' percentage ownership from approximately 100 percent to approximately 54 percent.

On July 2, 1998, Abgenix completed an initial public offering ("IPO"), reducing Cell Genesys' percentage ownership to approximately 40 percent. Prior to the IPO, Abgenix was a consolidated subsidiary and its financial results were presented accordingly. From July 2, 1998 through November 19, 1999, the Company's investment in Abgenix was accounted for under the equity method of accounting as a result of the reduced ownership position. On March 4, 1999, Abgenix completed the sale of an additional 3,000,000 shares of common stock in a public offering which further reduced the Company's ownership percentage in Abgenix to approximately 22 percent. The difference between the cost of the investment (the carrying value of the net assets less the equity in loss of Abgenix immediately prior to the public offering) and the amount of the underlying equity in net assets of Abgenix immediately following each of the public offerings was accounted for under the equity method of accounting. Accordingly, the Company recognized $9.8 million as a contribution to stockholders' equity upon completion of the Abgenix, March 1999, public offering.

On November 19, 1999, Abgenix completed a private placement of 1.8 million shares of its common stock, and Cell Genesys' ownership was further reduced to approximately 19 percent. Accordingly, the Company no longer accounts for Abgenix's losses under the equity method of accounting. The Company's investment in Abgenix is now treated as available-for-sale securities and carried at fair value.

During 2000, the Company sold shares of Abgenix common stock resulting in $243.9 million in net proceeds. During 2001, the Company did not sell any of the Abgenix common stock and retains approximately 9 million shares, or 10.31 percent, ownership in Abgenix. Based on Abgenix common stock's market value of $18.89 per share as of March 31, 2002, the total carrying amount of the Company's investment in Abgenix was approximately $169 million.

3. Investment in Ceregene and Minority Interest

In January 2001, the Company created a new subsidiary, Ceregene, Inc. ("Ceregene"). The Company contributed $10 million in cash and access to technology and patents in the Central Nervous System ("CNS") gene therapy area, in exchange for approximately 60 percent ownership of the new company. Ceregene's financial statements are consolidated into the operations of the Company. For the quarter ended March 31, 2002, the Company reported net loss after minority interest of approximately $407,000.

4. Corporate Collaborations

In November 2001, Cell Genesys and the pharmaceutical division of Japan Tobacco Inc. ("JT") modified an agreement originally signed in December 1998 involving the Company's GVAX® prostate cancer and lung cancer vaccine programs. Under the terms of the new agreement, the two parties established a royalty arrangement on sales of GVAX® lung cancer vaccines and on sales in other cancer indications that may be derived from a certain form of that vaccine. JT will pay Cell Genesys an undisclosed royalty on GVAX® lung cancer vaccine sales in Japan, Taiwan and Korea, and Cell Genesys will pay JT the same royalty on such sales in North America and the rest of the world. The two parties will continue to share equally in the product development costs of GVAX® lung cancer vaccine and JT will continue to pay Cell Genesys milestone payments. In addition, full commercial rights to GVAX® prostate cancer vaccine have been returned to Cell Genesys. As of March 31, 2002, Cell Genesys has received over $68.4 million in milestone and other payments, reimbursement for research and development costs and capital expenditures on manufacturing facilities. The agreement provides for future loans of up to $30 million to Cell Genesys for Phase III development costs, if JT continues in the collaboration into Phase III trials. The parties have also agreed to support an ongoing clinical trial of GVAX® for kidney cancer in Japan, which is the first clinical trial of cancer gene therapy in Japan. If the parties agree to proceed with the development of this GVAX® product for kidney cancer, Cell Genesys will be eligible to receive additional funding in the form of research and development reimbursements and other payments to be agreed upon at a later date. None of the payments involve an additional equity investment in Cell Genesys by JT, which currently owns approximately three percent of the Company. This is the second collaboration agreement between Cell Genesys and JT. The first collaboration, signed in 1991, funded the successful development of the fully human monoclonal antibody technology transferred to Abgenix.

  Construction-in-progress in manufacturing and corporate facilities

The Company is constructing a 41,000 square-foot leased manufacturing facility in Hayward, California. The facility is for the clinical production requirements for Phase III studies and potential product launch of non patient-specific GVAX® cancer vaccine products. This GMP manufacturing facility is expected to be fully validated and on-line by late 2002. In February 2002, the Company signed a new build-to-suit lease for a two-story building consisting of approximately 50,000 square feet in the Hayward location with a fifteen-year term. The lease in the existing Hayward location will be coterminous with this new lease. The second building in the Hayward location is being constructed to provide support services for the Company's GMP facility. As of March 31, 2002, construction costs in the Hayward GMP manufacturing facility totaled approximately $40 million. The Company expects to incur approximately $30 to $35 million of additional costs associated with the construction and validation of the facility during 2002.

In February 2002, the Company announced that it had leased a 35,000 square-foot manufacturing facility in Memphis, Tennessee. Cell Genesys plans to use the Memphis facility to manufacture the Company's patient-specific GVAX® lung cancer vaccines for both Phase III clinical trials and potential market launch. The Company is beginning facility modifications in order to have validated GMP manufacturing capabilities in place prior to the initiation of these Phase III trials, expected to begin in late 2002. The facility sets the stage for Cell Genesys' product development strategy for GVAX® lung cancer vaccines, which includes establishing a centrally located GMP facility to receive and process tumor cells obtained from patient biopsies, manufacture the patient-specific vaccine products and carry out quality control testing and ship the vaccine products back to the patient treatment centers.

In March 2001, the Company signed a build-to-suit lease with a purchase option for a new building to be constructed in South San Francisco, California. The proposed building is expected to contain approximately 154,000 square feet of research and development and administrative space, and is planned to serve as the Company's future corporate headquarters. Construction is underway and the new headquarters is expected to be ready for occupancy in mid 2003. After moving to its South San Francisco facility, the Company expects to sublease its facilities in Foster City.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about the Company's and its subsidiaries' clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks, which may affect the Company under "Other Factors Affecting Future Operations" below. The Company does not undertake any obligation to update forward-looking statements. The following should be read in conjunction with the Company's financial statements for the quarter ended March 31, 2002 located elsewhere in this Quarterly Report on Form 10-Q, along with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and other documents filed by the Company from time to time with the Securities and Eexchange Commission.

Overview

Since its inception in April 1988, Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies that are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize cancer vaccines, oncolytic virus therapies and gene therapies to treat cancer and other major, life-threatening diseases. Cell Genesys' current clinical programs include GVAX® cancer vaccines and oncolytic virus therapies. GVAX® cancer vaccines are in Phase II studies for lung cancer, prostate cancer, pancreatic cancer, and leukemia and in Phase I/II studies for multiple myeloma. The Company expects to initiate a Phase III trial for GVAX® lung cancer vaccine in late 2002 and a Phase III trial for GVAX® prostate cancer vaccine during 2003. Clinical programs evaluating the Company's oncolytic virus therapies include a Phase II study of CG7060, an intratumorally administered product for early stage prostate cancer, and a Phase I/II study of CG7870, an intravenously administered therapy for late stage prostate cancer. In addition, Cell Genesys has preclinical oncolytic virus therapy programs evaluating potential therapies for liver cancer, colon cancer and bladder cancer as well as preclinical gene therapy programs evaluating potential therapies for multiple types of cancer and hemophilia. Additionally, Cell Genesys has a majority-owned subsidiary, Ceregene Inc., which is focused on gene therapies for central nervous system disorders, and also continues to hold approximately nine million shares of common stock of its former subsidiary, Abgenix (Nasdaq: ABGX), which is focused on the development and commercialization of antibody therapies.

First Quarter 2002 and Other Recent Highlights:

  Reported preclinical data at the American Association for Cancer Research (AACR) annual meeting that CG8840, an oncolytic virus therapy engineered to target and destroy bladder cancer cells, demonstrated significant antitumor activity in a mouse model when used alone and in combination with taxotere (docetaxel), a chemotherapeutic agent commonly used in the treatment of bladder cancer.

  Announced that Cell Genesys had leased a 35,000 square-foot facility in Memphis, Tennessee for manufacturing Cell Genesys' patient-specific GVAX® lung cancer vaccines for both Phase III clinical trials and potential market launch. Memphis, one of the world's major shipping hubs, was chosen to facilitate the efficient transport and distribution of patient vaccines to treatment centers across the United States.

  Announced that Cell Genesys had terminated its research collaboration and license agreement with GPC Biotech AG for p27/p16 gene therapy for cancer and cardiovascular disease. The decision to discontinue the agreement reflects Cell Genesys' decision to prioritize its other cancer gene therapy programs based on the results of ongoing preclinical studies as well as a determination that p27/p16 gene therapy for cardiovascular disorders such as restenosis is a less compelling business opportunity in light of the success of other new treatment strategies for restenosis.

Cell Genesys ended the first quarter of fiscal year 2002 with over $230 million in cash, cash equivalents and short-term investments. The Company has maintained its financial position through strategic management of its resources including the Company's holdings in Abgenix (of which Cell Genesys continues to hold approximately nine million shares of common stock) and by relying on funding from various corporate collaborations and licensing agreements. In late 2001, Cell Genesys secured a $60 million asset-backed financing in connection with the construction of the Company's manufacturing facility in Hayward, California.

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

Revenue recognition

Since the Company's inception, a substantial portion of our revenues has been generated from research and licensing agreements with collaborators. Revenue from non-refundable upfront license fees and other payments where the Company continues involvement through development is recognized ratably over the development period. The Company recognizes cost reimbursement revenue under these collaborative agreements as the related research and development costs are incurred. Incentive milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Cell Genesys, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. Deferred revenue represents the portion of research payments received that has not been earned.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates in the financial statements include, but are not limited to accrued but unbilled expenses in clinical trials, outside experts and consultants (including legal and accounting fees), useful lives of property and equipment, and other items.

Results of Operations

Revenue for the quarter was $4.6 million compared with $6.0 million for the comparable period in 2001. The higher revenue in 2001 primarily reflects recognition of milestone revenue of $1 million earned under the agreement with the pharmaceutical division of Japan Tobacco Inc. During 2001, the Company restructured its GVAX® collaboration with Japan Tobacco to regain full rights to its GVAX® prostate cancer vaccine program and converted its GVAX® lung cancer vaccine program with Japan Tobacco to a reciprocal royalty arrangement. This restructuring will result in lower collaboration reimbursement relating to the GVAX® prostate program, but reimbursement relating to the GVAX® lung program is not affected by the restructuring and is likely to increase as associated costs increase.

Research and development expenses were $16.6 million for the three months ended March 31, 2002, compared with $10.7 million for the three months ended March 31, 2001. The increase in research and development costs can be attributed primarily to the Company's expanding clinical trials for both its GVAX® cancer vaccine and oncolytic virus therapies. The Company expects that its research and development expenditures and headcount will continue to increase in future years to support expanded, more advanced and more numerous clinical trials, additional office and manufacturing facilities and additional product development activities. The rate of increase depends on a number of factors including progress in research and development and clinical trials.

General and administrative expenses were $3.7 million for the three months ended March 31, 2002, compared with $2.7 million for the comparable period in 2001. The increase resulted from additional headcount and facility infrastructure to support expanding preclinical and clinical programs including facilities added during 2001 and the first quarter of 2002. Future spending for general and administrative costs is expected to continue to increase in order to support the growing infrastructure needs of the Company, particularly in the area of facilities.

Interest and other income decreased to $2.4 million for the three months ended March 31, 2002, from $7.3 million for the three months ended March 31, 2001. The higher interest income for the comparable period of 2001 was primarily due to realized gains earned from converting a portion of the investment portfolio from tax-free securities to taxable securities. The conversion was part of the Company's strategy to minimize future tax liabilities by offsetting operating losses and available tax net operating loss carryforwards against interest income and gain on future sales of Abgenix stock. Interest expense increased to $409,000 for the three months ended March 31, 2002, from $54,000 for the three months ended March 31, 2001. The increase was a result of a $60 million liquid collateral debt financing completed in December, 2001 in connection with the construction of the Company's manufacturing facility in Hayward, California.

Cell Genesys had a net loss of $8.8 million for the three months ended March 31, 2002, compared to $203,000 for the same period in the prior year. The increase in net loss was due primarily to increased research and development expenses to support the Company's expanded portfolio of clinical programs and difference in realized gains as noted above. Losses, excluding non-recurring charges and gains from sales of Abgenix stock, are expected to continue and may increase in future years as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and late stage human testing of its potential products.

The Company recorded a tax benefit for the quarter ended March 31, 2002 of $4.5 million, which represents the estimated refund available from the carryback of the current year's losses to offset taxable income in 2000.

Net Income (Loss) Per Share

Basic earnings per share is calculated using income available to common share owners divided by the weighted average of common shares outstanding during the reporting period. Diluted earnings per share is similar to Basic EPS except that the weighted average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as shares issuable upon conversion of preferred stock and upon exercise of warrants and options, had been issued. These potential additional share issuances are not included in diluted earnings per share in loss periods as their effect would be anti-dilutive. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the warrants and option assumed to be exercised.

Commitments

Cell Genesys currently has three facilities under construction which are at various stages of construction of the Company's manufacturing facility for cell-based vaccines located in Hayward, California, is expected to be completed in late 2002. Expenditures associated with the completion and validation of this facility during 2002 are expected to total approximately $30 to 35 million. As of March 31, 2002, the Company had accumulated construction-in-progress costs of approximately $40.0 million. Future commitments for the purchase of equipment total $4.2 million as of March 31, 2002.

Liquidity and Capital Resources

Cell Genesys finished the quarter ended March 31, 2002, with approximately $230 million in cash, cash equivalents and short-term investments, of which $67.5 million is classified as restricted cash. The Company has maintained its financial position through strategic management of its resources including the Company's holdings in Abgenix (of which Cell Genesys continues to hold approximately nine million shares of common stock) and by relying on funding from various corporate collaborations and licensing agreements.

Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements, sale of Abgenix common stock and secured financing. In February and November 2000, the Company received an aggregate of $244 million in net proceeds for the sale of shares of Abgenix common stock. From inception through March 31, 2002, the Company received $181.6 million in net proceeds from Cell Genesys equity financings, $194.7 million under collaborative agreements and $88.2 million from property and secured financings.

In addition to the Company's manufacturing facility construction for cell-based vaccines located in Hayward, (discussed under "Commitments" above), California, the Company recently announced the opening of a new manufacturing facility in Memphis, Tennessee that will be devoted to the manufacture of patient-specific cancer vaccines for non small- cell lung cancer, in support of Phase III trials expected to commence late in 2002. Total costs for equipment and improvements for this facility are expected to approximate $1.5 million in 2002. During 2001, the Company announced that it had signed a lease with a purchase option for a new facility in South San Francisco, intended to serve as the Company's new corporate headquarters and research and development facility. Construction of this new facility began in 2002, and total payments for build-out of tenant improvements during 2002 are expected to be approximately $20 to $22 million. Capital expenditures for the quarter relating primarily to the construction of the Company's manufacturing facilities for Phase III trials and market launch were $15.3 million.

Cell Genesys anticipates that its operating cash usage during fiscal year 2002 will not exceed approximately $40 million. Operating cash usage does not include any potential offset from sales of Abgenix stock or usage for capital expenditures or any potential acquisitions. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs and its preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the attraction of collaborative partners; the acquisition of new products or technologies; the cost of litigation; and patent interference proceedings or other legal proceedings or their resolution. Nonetheless, the Company's ongoing development programs and any increase in the number of programs will reduce the current cash resources and potentially create the need to raise further capital. Therefore, the Company may continue to consider financing alternatives, including the potential sale of additional shares of Abgenix stock and debt financings.

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

While the Company believes that its current liquidity position will be sufficient to meet its cash needs for at least the next year, it anticipates entertaining the possibility of raising additional capital in advance of actual capital expenditures to preserve its liquidity. Therefore, liquidity and volatility of capital markets play a significant role in the decision to raise capital. The types of financing available to the Company include the sale of Abgenix securities, asset-backed debt financing and private or public placement of Cell Genesys equity securities. The Company's evaluation processes regularly consider the liquidity of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to the Company have some type of negative consequence to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a slightly negative future consequence in order to reduce or minimize a more significant negative consequence to stockholders.

Other Factors Affecting Future Operations

Investors should carefully consider the risks described below before making an investment decision. In addition, these risks are not the only ones facing our Company. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our consolidated Annual Report on Form 10-K for the year ended December 31, 2001 and other documents filed by us from time to time with the Securities and Exchange Commission.

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

We have not been profitable in our operations (absent the gains on sales of Abgenix stock) and may not become profitable in the future. We have incurred an accumulated deficit since our inception. At March 31, 2002, our accumulated deficit was approximately $72.4 million, compared with $63.6 million at December 31, 2001. For the period ended March 31, 2002, we recorded a net loss of $8.8 million. We expect to incur substantial operating losses for at least the next several years due primarily to the expansion of research and development programs, including preclinical studies, clinical trials, manufacturing and to a lesser extent, from general and administrative expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

We intend to be able to raise additional funds through collaborative relationships, sales of some portion or all of our investment in Abgenix, additional equity or debt financings, or otherwise. Because of our long-term capital requirements, we may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to us, or, if available, that it will be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. There can be no assurance that opportunities for in-licensing technologies or for third- party collaborations will continue to be available to us on acceptable terms. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to certain of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow.

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

The fields of cancer vaccines, oncolytic virus therapy and gene therapy are highly competitive. Competition in the field from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and expected to increase. In many instances, we compete with other commercial entities in acquiring products or technology from universities. There are numerous competitors working on products to treat each of the diseases for which we are seeking to develop therapeutic products. Some competitors are pursuing a product development strategy competitive with ours, particularly with respect to our cancer vaccine and oncolytic virus therapy programs. Certain of these competitive products are in more advanced stages of product development and clinical trials. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete.

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

As of March 31, 2002, the market price of Cell Genesys common stock traded above the two fixed conversion prices of $11.02 and $14.53. Consequently, the conversion rate for the shares is based on the fixed conversion price. As of March 31, 2002, the 694 outstanding shares of Series B preferred stock issued in November 1997 were convertible into an aggregate of approximately 760,000 shares of common stock, while the 875 outstanding shares issued in January 2000 were convertible into an aggregate of approximately 660,000 shares of common stock. As the market price declines below the fixed conversion rate, the greater the decline in the market price, the greater the number of shares issuable upon conversion of the Series B preferred stock. Since March 31, 2002, the Company's stock price has fallen below one of the fixed conversion prices, which has the effect of increasing the number of shares issuable upon conversion of the preferred stock.

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

Our stock price is greatly influenced by the market price of Abgenix stock, which has been highly volatile. Our retained ownership of approximately 9 million Abgenix shares represents a material portion of the total assets on our balance sheet. Abgenix stock prices have proven to be highly volatile. The value of our 9 million shares of Abgenix stock was approximately $169 million at March 31, 2002 versus approximately $301 million at December 31, 2001. Movements in the price of Abgenix stock, up or down, exert corresponding influences on the market price of our stock.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available-for- sale securities, comprised of corporate notes and commercial paper, are similar enough to aggregate those securities for presentation purposes. The average interest rate was calculated using the weighted average fixed rates under all contracts with Wells Fargo Bank, Sterling Capital Management, JP Morgan Chase H & Q and Fleet National Bank.

The Company does not currently hold any derivative financial instruments nor has it entered into hedging transactions or activities.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

 (in thousands)
                                                                                                  Fair Value
                                                                                                  March 31,
                                  2003       2004       2005       2006     Thereafter   Total      2002
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total Investments
  Securities.................. $ 125,736  $  38,214  $  20,251  $  16,221  $  17,096  $ 217,518  $ 217,558
  Average Interest Rate.......      1.58%      1.67%      1.81%      1.92%      3.04%      2.18%       --
Long-term Debt, including
  Current Portion............. $  12,000  $  12,000  $  12,000  $  12,000  $  12,000  $  60,000  $  60,000
  Average Interest Rate.......       --         --         --         --         --         --        2.90%

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports On Form 8-K

  Exhibits

Number

    (1) Lease Agreement dated February 1, 2002, between Shelby Drive Corporation, and Cell Genesys for property located at 4600 Shelby Drive, Suite 108, Memphis, Tennessee.
    (2) Lease Agreement dated January 7, 2002, between F & S Hayward, LLC, and Cell Genesys for property located at the Adjacent Park of Bridgeview Tech Park of 24570 Clawiter Road, Hayward, California.

(1) Incorporated by reference to Exhibit 10.19 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2) :Incorporated by reference to Exhibit 10.20 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on May 15, 2002.

CELL GENESYS, INC.

(Registrant)

By:	/s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2002