Form 10-Q
period 2002-06-30
CELL GENESYS INC
filed 2002-08-14
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of July 31, 2002, the number of outstanding shares of the Registrant's Common Stock was 35,696,058.

CELL GENESYS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited):

  Condensed Consolidated Balance Sheets -- June 30, 2002 and December 31, 2001

  Condensed Consolidated Statements of Operations -- Three and Six Months ended June 30, 2002 and 2001

  Condensed Consolidated Statements of Cash Flows -- Six Months ended June 30, 2002 and 2001

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

CELL GENESYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                   June 30,      December 31,
                                                                   -------------------------
                                                                     2002          2001
                                                                   -----------  ------------
                           ASSETS                                  (unaudited)
Current assets:
  Cash and cash equivalents including restricted cash of
   $42.5 million as of 6/30/02 and $66.4 million as of 12/31/01    $   68,962  $    143,055
  Short-term investments, including restricted
   investments of $24.7 million as of 6/30/02...................      159,931       115,594
  Investment in TKT common stock..............................         15,000            --
  Investment in Abgenix common stock..........................         87,751       301,217
  Prepaid expenses and other current assets...................          2,141        10,603
                                                                   -----------  ------------
          Total current assets................................        333,785       570,469
Property and equipment, net...................................         63,976        43,217
Deposits and other assets.....................................          1,536         1,624
                                                                   -----------  ------------
                                                                  $   399,297  $    615,310
                                                                   ===========  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................    $     3,224  $      1,978
  Accrued compensation and benefits...........................          2,508         2,637
  Deferred revenue............................................          7,341         3,756
  Accrued legal expenses......................................            499           549
  Accrued clinical trial costs................................            446           928
  Accrued acquisition and related costs.......................          1,482         1,535
  Other accrued liabilities...................................          3,276         7,405
  Income tax payable..........................................         12,147        13,094
  Deferred tax liability......................................         32,551       117,808
  Current portion of property and equipment financing.........          4,444            --
                                                                   -----------  ------------
          Total current liabilities...........................         67,918       149,690

Noncurrent portion of property and equipment financing........         55,556        60,000

Commitments and contingencies

Minority interest in equity of subsidiary.....................             --            96
Redeemable convertible preferred stock........................         17,970        17,970

Stockholders' equity:
  Common stock................................................             36            36
  Additional paid-in capital..................................        274,885       274,365
  Accumulated comprehensive income, principally unrealized
    gain on investment of Abgenix.............................         48,826       176,710
  Accumulated deficit.........................................        (65,894)      (63,557)
                                                                   -----------  ------------
          Total stockholders' equity..........................        257,853       387,554
                                                                   -----------  ------------
                                                                  $   399,297  $    615,310
                                                                   ===========  ============

See accompanying notes.

CELL GENESYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)

                                                  Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                                 ---------------------- ---------------------
                                                       2002       2001       2002       2001
                                                 ----------- ---------- ---------- ----------
Revenue .......................................     $31,102     $4,036    $35,697    $10,009
                                                 ----------- ---------- ---------- ----------

Operating expenses:
  Research and development.......................    17,800     11,010     34,363     21,760
  General and administrative ....................     4,348      2,839      8,006      5,514
                                                 ----------- ---------- ---------- ----------
Total operating expenses.........................    22,148     13,849     42,369     27,274

Interest and other income........................     2,165      3,613      4,582     10,866
Interest expense.................................      (436)       (73)      (845)      (127)
                                                 ----------- ---------- ---------- ----------
Net income (loss) before minority interest
   and income tax................................    10,683     (6,273)    (2,935)    (6,526)
Loss attributed to minority interest.............      (175)        27         96         (1)
                                                 ----------- ---------- ---------- ----------
Income (loss) before income tax..................    10,508     (6,246)    (2,839)    (6,527)
Benefit (provision) for income tax.............      (4,027)     1,568        502      1,631
                                                 ----------- ---------- ---------- ----------

Net income (loss)..............................       6,481     (4,678)    (2,337)    (4,896)
                                                 ----------- ---------- ---------- ----------
Basic net income (loss) per common share.........     $0.18     ($0.14)    ($0.07)    ($0.14)
                                                 =========== ========== ========== ==========
Diluted net income (loss) per common share.....       $0.17     ($0.14)    ($0.07)    ($0.14)
                                                 =========== ========== ========== ==========
Weighted average shares of common stock
     outstanding - basic.........................    35,645     34,366     35,635     34,229
                                                 =========== ========== ========== ==========
Weighted average shares of common stock
     outstanding - diluted.......................    37,855     34,366     35,635     34,229
                                                 =========== ========== ========== ==========

See accompanying notes.

CELL GENESYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

                                                            Six Months Ended June 30,
                                                          ---------------------------
                                                              2002          2001
                                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.............................................. $     (2,337) $     (4,896)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
     Depreciation and amortization......................        1,629         1,573
     Non-cash stock based license revenue...............      (15,000)           --
  Changes to:
     Prepaid expenses and other current assets..........        8,508        (1,556)
     Accounts payable...................................        1,246           559
     Accrued compensation and benefits..................         (129)          438
     Deferred revenue...................................        3,585         1,101
     Accrued legal expenses.............................          (50)         (107)
     Accrued acquisition and related costs..............          (53)           --
     Other accrued liabilities..........................         (870)          624
     Accrued tax provision..............................       (4,027)      (13,659)
                                                          ------------  ------------
          Net cash provided by (used in)
            operating activities........................       (7,498)      (15,922)
                                                          ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments...................     (139,764)     (243,767)
  Sales of short-term investments.......................       95,091       278,966
  Maturities of short-term investments..................          --         20,433
  Minority interest in equity of subsidiary.............          (96)          361
  Proceeds from disposal of property and equipment......          (71)          --
  Capital expenditures..................................      (22,275)      (10,715)
                                                          ------------  ------------
          Net cash provided by (used in)
            investing activities........................      (67,115)       45,279
                                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuances of common stock...............          520         1,575
  Payments under property and equipment
    financing obligations...............................          --           (642)
                                                          ------------  ------------
          Net cash provided by financing activities.....          520           933
                                                          ------------  ------------
Net increase (decrease) in cash and cash equivalents....      (74,093)       30,289
Cash and cash equivalents at beginning of period........      143,055        21,747
                                                          ------------  ------------
Cash and cash equivalents at end of period.............. $     68,962  $     52,036
                                                          ============  ============

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Concentration of risk

Cash and cash equivalents, short-term investments, investments in Abgenix and Transkaryotic Therapies, and accounts receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and repurchase agreements which bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables.

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

Amounts received under license agreements relating to the Company's intellectual property are recognized as revenue upon execution of the technology licensing agreement, if the Company has no future performance obligations.

Cash, cash equivalents and short-term investments

Cell Genesys places its cash, cash equivalents and short-term investments with high credit quality U.S. and foreign financial institutions, government and corporate issuers and limits the amount of credit exposure to any one issuer. The Company considers all highly liquid investments with insignificant interest rate risk with a maturity of less than three months when purchased to be cash equivalents. Cash and cash equivalents include $42.5 million and $66.4 million of restricted cash at June 30, 2002 and December 31, 2001, respectively. Restricted investments were $24.7 million at June 30, 2002. All investments are denominated in U.S. dollars. Short-term investments include equity securities classified as available-for-sale. The Company records its investments at fair market value.

The Company's debt securities are classified as available- for-sale and carried at fair value. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in interest income (loss). Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

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

For the three months ended June 30, 2002, the Company recognized comprehensive loss of $73.0 million, including the change in unrealized loss in investment of Abgenix, Inc. ("Abgenix") of $79.5 million, compared to comprehensive income of $185.0 million, including a change in unrealized gain in investment of Abgenix of $190.8 million, for the three months ended June 30, 2001. For the six months ended June 30, 2002, the Company recognized comprehensive loss of $215.5 million, including the change in unrealized loss in investment of Abgenix of $213.1 million, compared to comprehensive loss of $133.3 million, including the change in unrealized loss in investment of Abgenix of $128.4 million, for the six months ended June 30, 2001.

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

On July 2, 1998, Abgenix completed an initial public offering ("IPO"), reducing Cell Genesys' percentage ownership to approximately 40 percent. Prior to the IPO, Abgenix was a consolidated subsidiary and its financial results were presented accordingly. From July 2, 1998 through November 19, 1999, the Company's investment in Abgenix was accounted for under the equity method of accounting as a result of the reduced ownership position. On March 4, 1999, Abgenix completed the sale of an additional 3,000,000 shares of common stock in a public offering which further reduced the Company's ownership percentage in Abgenix to approximately 22 percent. The difference between the cost of the investment (the carrying value of the net assets less the equity in loss of Abgenix immediately prior to the public offering) and the amount of the underlying equity in net assets of Abgenix immediately following each of the public offerings was accounted for under the equity method of accounting. Accordingly, the Company recognized $9.8 million as a contribution to stockholders' equity upon completion of the Abgenix public offering in March 1999.

On November 19, 1999, Abgenix completed a private placement of 1.8 million shares of its common stock, and Cell Genesys' ownership was further reduced to approximately 19 percent. Accordingly, the Company no longer accounts for Abgenix's losses under the equity method of accounting. The Company's investment in Abgenix is now treated as available-for-sale securities and carried at fair value.

During 2000, the Company sold shares of Abgenix common stock resulting in $243.9 million in net proceeds. During 2001 and the first six months of 2002, the Company did not sell any of the Abgenix common stock and retains 8,954,136 million shares, or 10.27 percent, ownership in Abgenix. Based on Abgenix common stock's market value of $9.80 per share as of June 30, 2002, the total carrying amount of the Company's investment in Abgenix was approximately $87.8 million.

3. Investment in Ceregene and Minority Interest

In January 2001, the Company created a new subsidiary, Ceregene, Inc. ("Ceregene"). The Company contributed $10 million in cash and access to technology and patents in the Central Nervous System ("CNS") gene therapy area, in exchange for approximately 60 percent ownership of the new company. Ceregene's financial statements are consolidated into the operations of the Company. For the six months ended June 30, 2002, Cell Genesys reported net loss after minority interest for Ceregene of approximately $1.9 million.

4. Corporate Collaborations

In November 2001, Cell Genesys and the pharmaceutical division of Japan Tobacco Inc. ("JT") modified an agreement originally signed in December 1998 involving the Company's GVAX® prostate cancer and lung cancer vaccine programs. Under the terms of the new agreement, the two parties established a royalty arrangement on sales of GVAX® lung cancer vaccines and on sales in other cancer indications that may be derived from a certain form of that vaccine. JT will pay Cell Genesys an undisclosed royalty on GVAX® lung cancer vaccine sales in Japan, Taiwan and Korea, and Cell Genesys will pay JT the same royalty on such sales in North America and the rest of the world. The two parties will continue to share equally in the product development costs of GVAX® lung cancer vaccine and JT will continue to pay Cell Genesys milestone payments for this program. In addition, full commercial rights to GVAX® prostate cancer vaccine have been returned to Cell Genesys. As of June 30, 2002, Cell Genesys has received approximately $85.9 million in milestone and other payments, reimbursement for research and development costs and for capital expenditures on manufacturing facilities. The agreement provides for future loans of up to $30 million to Cell Genesys for Phase III development costs, if JT continues in the collaboration into Phase III trials. The parties have also agreed to support an ongoing clinical trial of GVAX® for kidney cancer in Japan, which is the first clinical trial of cancer gene therapy in Japan. If the parties agree to proceed with the development of this GVAX® product for kidney cancer, Cell Genesys will be eligible to receive additional funding in the form of research and development reimbursements and other payments to be agreed upon at a later date. None of the payments involve an additional equity investment in Cell Genesys by JT, which currently owns approximately three percent of the Company. This is the second collaboration agreement between Cell Genesys and JT. The first collaboration, signed in 1991, funded the successful development of the fully human monoclonal antibody technology which was transferred to Abgenix.

  Construction-in-progress in manufacturing and corporate facilities

  The Company is constructing a 41,000 square-foot leased manufacturing facility in Hayward, California. The facility is for the clinical production requirements for Phase III studies and potential product launch of non patient-specific cell-based GVAX® cancer vaccine products. This Good Manufacturing Process ("GMP") manufacturing facility is expected to be fully validated and on-line by late 2002. In February 2002, the Company signed a build-to-suit lease for a second building consisting of approximately 50,000 square feet in the Hayward location with a fifteen-year term. The lease in the existing Hayward location will be coterminous with this new lease. The second building in the Hayward location is being constructed to provide support services for the Company's GMP facility. As of June 30, 2002, construction costs in the Hayward GMP manufacturing facility totaled approximately $46 million. The Company expects to incur up to approximately $30 million of additional costs associated with the construction and validation of the facility during 2002.

  In January 2001, the Company acquired the principal operating assets of Chiron Corporation's gene therapy business, including a 48,000 square-foot leased GMP facility, located in San Diego, California. This facility is expected to be used to manufacture viral-based products, including oncolytic viral products for phase III trials and potential product launch. The Company has made certain necessary modifications to this facility resulting in accumulated construction costs of $4.7 million as of June 30, 2002 in this facility.

  In February 2002, the Company announced that it had leased a 35,000 square-foot manufacturing facility in Memphis, Tennessee. Cell Genesys plans to use the Memphis facility to manufacture the Company's patient-specific GVAX® lung cancer vaccines for both Phase III clinical trials and potential market launch. The Company is carrying out facility modifications in order to have validated GMP manufacturing capabilities in place prior to the initiation of Phase III trials. The facility provides Cell Genesys' with a centrally located GMP facility to receive and process tumor cells obtained from patient biopsies, manufacture the patient-specific vaccine products and carry out quality control testing and ship the vaccine products back to the patient treatment centers.

  In March 2001, the Company signed a build-to-suit lease with a purchase option for a new facility being constructed in South San Francisco, California. The proposed building is expected to contain approximately 154,000 square feet of research and development and administrative space, and is planned to serve as the Company's future corporate headquarters. Construction on the facility totaled approximately $2 million as of June 30, 2002 and the new headquarters is expected to be ready for occupancy in mid 2003. After moving to its South San Francisco facility, the Company expects to sublease its facilities in Foster City.

  License agreement with Transkaryotic Therapies, Inc. ("TKT")

  In June 2002, the Company announced the completion of a worldwide licensing agreement under which Cell Genesys has exclusively licensed intellectual property relating to its gene activation technology for certain therapeutic proteins to TKT. In exchange the Company received an upfront license fee of $26 million comprised of $11 million in cash and $15 million in shares of TKT common stock, which the Company recognized as revenue in the current period. In addition the Company could receive additional payments upon the completion of certain patent-related milestones. No royalty payments will be made by TKT to the Company under the terms of this agreement.
  Subsequent event

During the month of August 2002, 210 shares of the Company's Series B redeemable convertible preferred stock were converted into 216,961 shares of the Company's common stock at the then-effective conversion price of $10.895 per share. The total value of such common share as of the date of conversion was approximately $2.4 million. The transaction will be recorded as a reclass from Preferred stock to Common stock and additional paid-in-capital on the balance sheet.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about the Company's and its subsidiaries' clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks, which may affect the Company under "Other Factors Affecting Future Operations" below. The Company does not undertake any obligation to update forward-looking statements. The following should be read in conjunction with the Company's financial statements for the quarter ended June 30, 2002 located elsewhere in this Quarterly Report on Form 10-Q, along with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Overview

Since its inception in April 1988, Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies that are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize cancer vaccines, oncolytic virus therapies and gene therapies to treat cancer and other major, life-threatening diseases. Cell Genesys' current clinical programs include GVAX® cancer vaccines and oncolytic virus therapies. GVAX® cancer vaccines are in Phase II studies for prostate cancer, lung cancer, pancreatic cancer, and leukemia and in Phase I/II studies for multiple myeloma. The Company expects to initiate a Phase III trial for GVAX® prostate cancer vaccine during the first half of 2003. Clinical programs evaluating the Company's oncolytic virus therapies include a Phase II study of CG7060 and a Phase I/II study of CG7870, both targeting prostate cancer. In addition, Cell Genesys has preclinical oncolytic virus therapy programs evaluating potential therapies for bladder cancer, colon cancer and liver cancer as well as preclinical gene therapy programs evaluating potential therapies for multiple types of cancer. Additionally, Cell Genesys has a majority-owned subsidiary, Ceregene Inc., which is focused on gene therapies for central nervous system disorders, and also continues to hold approximately nine million shares of common stock of its former subsidiary, Abgenix (Nasdaq: ABGX), which is focused on the development and commercialization of antibody therapies.

Second Quarter 2002 and Other Recent Highlights:

  Reported encouraging long term survival data at the American Society of Clinical Oncology (ASCO) meeting from the initial Phase II multicenter trial of GVAX® prostate cancer vaccine in patients with hormone refractory prostate cancer. In the 34-patient study, seven of 10 (70 percent) patients receiving the higher of two dose levels of the vaccine remain alive 2.5 years after treatment (median survival > 30 months). Of the 24 patients receiving the lower dose of the vaccine, nine of 22 patients (41 percent) remain alive 2.5 years after treatment (median survival = 22 months), and two were lost to follow-up. Based on these encouraging data, Cell Genesys expects to initiate a Phase III clinical trial in the first half of 2003.

  Reported updated data at the Third International Lung Cancer Congress from a multicenter Phase II trial which evaluated a GVAX® vaccine prepared directly from the patients' own tumor cells. The new findings included survival data for 33 advanced disease patients which demonstrated a median survival of 8.0 months, as compared to the reported 5.7 to 7.0 months for the approved second-line chemotherapy for such patients (docetaxel) or 4.6 months for best supportive care. Three patients were reported to have achieved durable complete responses (complete disappearance of tumor) with a median duration of at least 16 months, and two of these patients were noted to have a subtype of lung cancer known as bronchoalveolar carcinoma (BAC). Based on these data, Cell Genesys expects to conduct two Phase II clinical trials in patients with BAC targeted to begin in the late 2002 to early 2003 timeframe, and a Phase III trial in all types of non small-cell lung cancer could be targeted for late 2003.

  Announced the completion of a worldwide licensing agreement with Transkaryotic Therapies, Inc. ("TKT") under which Cell Genesys has exclusively licensed to TKT intellectual property relating to its gene activation technology for certain therapeutic proteins. In exchange, Cell Genesys received an up-front license fee of $26 million comprised of $11 million in cash and $15 million in shares of TKT common stock and could receive additional payments upon the completion of certain patent-related milestones.

  Initiated a multicenter Phase II clinical trial of GVAX® pancreatic cancer vaccine in patients with inoperable or metastatic pancreatic cancer. The new Phase II trial is in addition to a second ongoing Phase II trial in patients with operable pancreatic cancer who receive GVAX® pancreatic cancer vaccine in combination with pancreatic cancer surgery and standard adjuvant radiation and chemotherapy.

  Reported in conjunction with collaborator, EntreMed, Inc. (Nasdaq: ENMD), encouraging preclinical data demonstrating that the systemic delivery of the Angiostatin gene, an angiogenesis inhibitor gene that blocks the growth of tumor blood vessels, significantly decreased tumor burden and increased survival in multiple types of cancer in preclinical animal studies. In these studies, EntreMed's Angiostatin gene was combined with Cell Genesys' adeno-associated viral (AAV) gene delivery system.

  Reported preclinical data at the American Society of Gene Therapy (ASGT) meeting which demonstrated that company scientists have developed a proprietary lentiviral-producing cell line that will enable the production of large quantities of high quality lentiviral gene delivery vector. This new technology is expected to enable Cell Genesys to produce sufficient quantities of high quality vector for future human clinical trials.

Cell Genesys ended the second quarter of fiscal year 2002 with approximately $228.9 million in cash, cash equivalents and short-term investments of which $42.5 million is classified as restricted cash and $24.7 million as restricted investments. The Company has maintained its financial position through strategic management of its resources including the Company's holdings in its former subsidiary, Abgenix (of which Cell Genesys continues to hold approximately nine million shares of common stock), and by relying on funding from various corporate collaborations and licensing agreements. As of June 30, 2002, the Company has received approximately $12 million in payments for reimbursement of research and development costs and for capital expenditures for its manufacturing facilities from its collaboration with JT. In June 2002, as described above, the Company licensed certain intellectual property relating to gene activiation technology to TKT in exchange for an up-front license fee of $26 million (comprised of $11 million in cash and $15 million in shares of TKT common stock) and could receive possible additional payments upon the completion of certain patent-related milestones.

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

Revenue recognition

Since the Company's inception, a substantial portion of our revenue has been generated from research and licensing agreements with collaborators. Revenue from non- refundable up-front license fees and other payments where the Company continues its involvement through development is recognized ratably over the development period. The Company recognizes cost reimbursement revenue under these collaborative agreements as the related research and development costs are incurred. Incentive milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Cell Genesys, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. The Company recognizes amounts received under license agreements of the Company's intellectual property as revenue upon execution of the technology license agreement. Deferred revenue represents the portion of research payments received that has not been earned.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates in the financial statements include, but are not limited to accrued but unbilled expenses in clinical trials, fees of outside experts and consultants (including legal and accounting fees), useful lives of property and equipment, and other items.

Results of Operations

Revenue was $31.1 million and $35.7 million for the three and six months ended June 30, 2002 and was $4.0 million and $10.0 million for three and six months ended June 30, 2001. The increased revenue in 2002 primarily reflects recognition of non-recurring licensing revenue of $26 million earned under the license agreement with TKT. Other sources of revenue during the quarter included payments under the Company's collaboration agreement with the pharmaceutical division of Japan Tabacco (JT) which was modified in November 2001 such that reimbursements have continued for the GVAX lung cancer vaccine program but not for the GVAX prostate cancer vaccine program for which Cell Genesys regained full commercial rights.

Research and development expenses were $17.8 million and $34.4 million for the three and six months ended June 30, 2002, and $11.0 million and $21.8 million for the three and six months ended June 30, 2001. The increase in research and development costs can be attributed primarily to the Company's expanding product development programs for both its GVAX® cancer vaccine and oncolytic virus therapies. The Company expects that its research and development expenditures and headcount will continue to increase in future years to support expanded, more advanced and more numerous clinical trials, additional office and manufacturing facilities and additional product development activities. The rate of increase depends on a number of factors including progress in research and development and clinical trials.

General and administrative expenses were $4.3 million and $8.0 million for the three and six months ended June 30, 2002, and were $2.8 million and $5.5 million for the three and six months ended June 30, 2001. The increase resulted from additional headcount and facility infrastructure to support expanding preclinical and clinical programs including facilities added during 2001 and the first half of 2002. Future spending for general and administrative costs is expected to continue to increase in order to support the growing infrastructure needs of the Company, particularly in the area of facilities.

Interest and other income were $2.2 million and $4.6 million for the three and six months ended June 30, 2002, compared to $3.6 million and $10.9 million for the three and six months ended June 30, 2001. The higher income for the comparable six-month period of 2001 was primarily due to realized gains earned during the first quarter of 2001 from converting a portion of the investment portfolio from tax-free securities to taxable securities. The higher income for both comparable periods in 2001 could also be partially attributed to higher average cash during the period. The conversion in investment securities was part of the Company's strategy to minimize future tax liabilities by offsetting operating losses and available tax net operating loss carryforwards against interest income and gain on future sales of Abgenix stock. Interest expense was $436,000 and $845,000 for the three and six months ended June 30, 2002, and was $73,000 and $127,000 for the three and six months ended June 30, 2001. The increase in interest expense was primarily the result of a $60 million liquid asset-backed collateral debt financing completed in December, 2001 in connection with the construction of the Company's manufacturing facility in Hayward, California.

The Company recorded a tax provision for the quarter ended June 30, 2002 of $4.0 million. For the six months ended June 30, 2002 the tax benefit was $0.5 million which was the estimated refund available from the carryback of the current year's losses to offset taxable income in 2000.

Cell Genesys had a net income of $6.5 million and net loss of $2.3 million for the three and six months ended June 30, 2002, and net loss of $4.7 million and $4.9 million for the three and six months ended June 30, 2001. The net income for the second quarter of 2002 can be primarily attributed to non-recurring revenue earned under the license agreement with TKT entered into during that quarter. Losses, excluding non-recurring charges and gains from sales of Abgenix stock, are expected to continue and may increase in future years as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and advanced clinical trials of its potential products.

Net Income (Loss) Per Share

Basic earnings per share is calculated using income available to common share owners divided by the weighted average of common shares outstanding during the reporting period. Diluted earnings per share is similar to Basic EPS except that the weighted average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as shares issuable upon conversion of preferred stock and upon exercise of warrants and options, had been issued. These potential additional share issuances are not included in diluted earnings per share in loss periods as their effect would be anti-dilutive. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the warrants and options assumed to be exercised.

Commitments

Capital expenditures were $8.6 million and $22.3 million per cash flow for the three and six months ended June 30, 2002 relating primarily to the construction of the Company's manufacturing facilities for Phase III trials and market launch.

Cell Genesys currently has three manufacturing facilities at various stages of construction. Construction of the Company's manufacturing facility for non patient-specific GVAX cancer vaccines located in Hayward, California, is expected to be completed in late 2002. Expenditures associated with the completion and validation of this facility during 2002 are expected to total up to approximately $30 million. As of June 30, 2002, the Company had accumulated construction-in-progress costs of approximately $46.2 million for the Hayward facility. In addition, the Company recently announced the initiation of construction for a new manufacturing facility in Memphis, Tennessee that will be devoted to the manufacture of patient-specific GVAX cancer vaccines for lung cancer. Total costs for equipment and improvements for this facility are expected to be approximately $1.5 million in 2002. The Company has accumulated construction costs of approximately $4.7 million for the modifications of its San Diego, California, GMP facility, in preparation of the manufacture of viral based products. During 2001, the Company announced that it had signed a lease with a purchase option for a new facility in South San Francisco, California intended to serve as the Company's new corporate headquarters and research and development facility. Construction of this new facility began in 2002, and total payments for build-out of tenant improvements during 2002 are expected to be up to approximately to $22 million.

Liquidity and Capital Resources

Cell Genesys finished the quarter ended June 30, 2002, with approximately $228.9 million in cash, cash equivalents and short-term investments, of which $42.5 million is classified as restricted cash and $24.7 million as restricted investment. The Company has maintained its financial position through strategic management of its resources including the Company's holdings in its former subsidiary Abgenix (of which Cell Genesys continues to hold approximately nine million shares of common stock) and by relying on funding from various corporate collaborations and licensing agreements. Additionally, in late 2001, Cell Genesys secured a $60 million asset-backed financing in connection with the construction of the Company's manufacturing facility in Hayward, California.

Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements, sale of Abgenix common stock and secured financings. In February and November 2000, the Company received an aggregate of $244 million in net proceeds for the sale of shares of Abgenix common stock. From inception through June 30, 2002, the Company received $181.6 million in net proceeds from Cell Genesys equity financings, $220.4 million under collaborative agreements and $88.2 million from property and secured financings.

Cell Genesys anticipates that its net operating use of cash during fiscal year 2002 will not exceed approximately $40 million. Net Operating use of cash does not include capital expenditures or the cost of any potential acquisitions nor does it reflect the potential offset by future sales of Abgenix stock. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs and its preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the funding from collaborative partners; the acquisition of new products or technologies; the cost of litigation; and patent interference proceedings or other legal proceedings or their resolution. The Company's ongoing development programs and any increase in the number of programs will reduce the Company's current cash resources and potentially create the need to raise further capital. Therefore, the Company may continue to consider financing alternatives, including potential equity and debt financings in addition to periodic sales of the Company's holdings of Abgenix stock.

A substantial portion of the Company's working capital consists of shares maintained in its former subsidiary, Abgenix. These shares are carried at market value and have been subject to extreme fluctuation in recent quarters due to the highly volatile nature of the market price of Abgenix stock. To the extent that we continue to hold a substantial amount of these shares, our working capital position can be expected to continue to fluctuate in future periods. In June of 2002, the Company completed a license agreement with TKT under which it received consideration partially in the form of TKT common stock, the number of shares of which will be adjusted to a value of $15 million when these are freely tradable. The Company expects the shares to be fully tradable by the end of the current fiscal year.

While Cell Genesys believes that its current liquidity position will be sufficient to meet its cash needs for at least the next year, the Company may entertain the possibility of raising additional capital to preserve its liquidity, depending on the condition of the capital markets. The types of financing available to the Company include the sale of Abgenix securities, asset-backed debt financing and private or public placement of Cell Genesys equity securities. The Company's evaluation processes regularly consider the liquidity of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to the Company may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative future consequence in order to reduce or minimize a more significant negative consequence to stockholders.

Other Factors Affecting Future Operations

Investors should carefully consider the risks described below before making an investment decision. In addition, these risks are not the only ones facing our Company. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10Q, or in our consolidated Annual Report on Form 10-K for the year ended December 31, 2001 and other documents filed by us from time to time with the Securities and Exchange Commission.

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

Our cancer vaccine, oncolytic virus therapies and gene therapy programs depend on new and unproven technologies. Gene therapy is a new technology. Existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to our specific gene therapy approaches are also limited. Our GVAX® cancer vaccines and oncolytic virus therapies are currently being tested in Phase I/II and Phase II human clinical trials to determine their safety and efficacy. None of our cancer gene therapy products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible side effects of gene therapy may be serious and potentially life threatening. Unacceptable side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercially successful products. Although we are testing proposed products or therapies in human clinical trials, we cannot guarantee that we will be permitted to undertake human clinical trials for any of our other products. Also, the results of this testing might not demonstrate the safety or efficacy of these products. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Finally, even if our products proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at reasonable cost or that such a product will be successfully marketed.

We have not been profitable in our operations (absent the gains on sales of Abgenix stock and certain one-time license fees) and may not become profitable in the future. We have incurred an accumulated deficit since our inception. At June 30, 2002, our accumulated deficit was approximately $65.9 million, compared with $63.6 million at December 31, 2001. For the quarter ended June 30, 2002, we recorded net income of $6.5 million as a result of a one-time payment in connection with the Company's license agreement with TKT. However, the Company experienced a net loss of approximately $2.3 million for the six months ended June 30, 2002 and we expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of research and development programs, clinical trials and manufacturing activities and to a lesser extent, from general and administrative expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

Our future capital requirements will depend on, and could increase as a result of, many factors, such as:

  continued scientific progress of research and development programs magnitude of such programs' expenses

  progress of preclinical and clinical testing

  time and costs involved in obtaining regulatory approvals

  costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims competing technological and market developments

  changes in collaborative relationships with the pharmaceutical division of Japan Tobacco and others terms of any additional collaborative arrangements into which we may enter our ability to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements cost of establishing manufacturing facilities

  cost of commercialization activities

  demand for our products, if and when approved

  potential redemption obligations relating to the Series B preferred stock our ability to realize the carrying value of the Abgenix stock due to its volatility

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

We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has approximately 330 issued or granted patents and approximately 390 pending applications. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify such licensing parties against losses incurred if our intellectual property infringes upon the rights of others.

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

We may also have to engage in litigation, which could result in substantial cost to us, to enforce our patents, or to determine the scope and validity of other parties' proprietary rights. To determine the priority of inventions, the United States Patent and Trademark Office frequently declares interference proceedings. In Europe, other patents can be revoked through opposition proceedings. Such proceedings could result in an adverse decision as to the priority of our inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify such licensing parties against losses incurred if our intellectual property infringes upon the rights of others.

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

Certain of our competitors have greater financial resources and larger research and development staffs than we do. Some of these competitors have significantly greater experience than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining United States Food and Drug Administration ("FDA") and other regulatory approvals of products, and in manufacturing and marketing such products. Accordingly, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do. There can be no assurance that we will be able to obtain certain biological materials necessary to support our research, development or manufacturing of any of our planned therapies. If we are permitted to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience.

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

  fluctuations in our financial results

  announcements of technological innovations or new therapeutic products by us or our competitors announcements of changes in governmental regulation affecting us or our competitors announcements of regulatory approval or disapproval of our or our competitors' products developments in patent or other proprietary rights affecting us or our competitors public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies general market conditions

  fluctuations in the price of Abgenix stock

  severe fluctuations in price and volume in the stock market in general (or in the trading of the stock of pharmaceutical and biotechnology companies in particular) which are unrelated to our operating performance issuance of common stock upon conversion of the Series B preferred stock future sales of such common stock or other shares of common stock by existing stockholders the perception that such issuances or sales could occur

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

  Environmental Protection Act

  Toxic Substances Control Act

  Resource Conservation and Recovery Act

  Other present and potential future federal, state or local laws and regulations

Our manufacturing facilities are subject to licensing requirements of the California Department of Health Services. While not currently subject to license by the FDA, these facilities are subject to inspection by the FDA as well as by the California Department of Health Services. A separate license from the FDA will be required for commercial manufacture of any product. Failure to maintain these licenses or to meet the inspection criteria of the FDA or the California Department of Health Services would disrupt our manufacturing processes and have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

The pricing of our future products may be influenced in part by government controls. The continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare may impair future revenues and profitability of pharmaceutical and biotechnology companies. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. While we cannot predict whether the government will adopt any such legislative or regulatory proposals, the announcement or adoption of these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

Cell Genesys stockholders may be diluted by the exercise of outstanding stock options, the conversion of outstanding Series B redeemable convertible preferred stock, or other issuances of our common stock. Substantially all the outstanding shares of Cell Genesys common stock are eligible for sale in the public market. Conversion of the Company's Series B preferred stock or exercise of outstanding stock options would result in issuance of additional shares of common stock, diluting existing investors. The number of shares of common stock issued, and therefore the dilution of existing investors, would increase as a result of either (i) an event triggering the antidilution rights of any outstanding shares of Series B preferred stock, or (ii) a decline in the market price of the Company's common stock immediately prior to conversion of the Series B preferred stock.

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

As of June 30, 2002, the market price of Cell Genesys common stock traded between the two fixed conversion prices of $11.02 and $14.53. As a result, as of June 30, 2002, shares with a fixed conversion price of $11.02 would have converted at that fixed price, whereas the shares with a fixed conversion price of $14.53 would have converted at the then-effective floating conversion rate. As of June 30, 2002, the 694 outstanding shares of Series B preferred stock issued in November 1997 were convertible into an aggregate of approximately 760,000 shares of common stock, while the 875 outstanding shares issued in January 2000 were convertible into an aggregate of approximately 660,000 shares of common stock. As the market price declines below one or both the fixed conversion rates, the greater the decline in the market price, the greater the number of shares issuable upon conversion of the Series B preferred stock. Since June 30, 2002, the Company's stock price has fallen below the $14.53 fixed conversion price, which has the effect of increasing the number of shares issuable upon conversion of the preferred stock.

During the month of August 2002, 210 shares of the Company's Series B redeemable convertible preferred stock were converted into 216,961 shares of the Company's common stock at the then-effective conversion price of $10.895 per share. The total value of such common shares as of the date of conversion was approximately $2.4 million.

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

Our stock price is greatly influenced by the market price of Abgenix stock, which has been highly volatile. Our retained ownership of approximately nine million shares of Abgenix common stock represents a material portion of the total assets on our balance sheet. Abgenix stock prices have proven to be highly volatile. The value of our nine million shares of Abgenix common stock was approximately $87.8 million at June 30, 2002 versus approximately $301 million at December 31, 2001. Movements in the price of Abgenix stock, up or down, exert corresponding influences on the market price of our stock.

Our business could suffer as a result of our strategic acquisitions and investments. In January 2001, the Company acquired the principal operating assets of Chiron Corporation's gene therapy business, a fully equipped and staffed manufacturing facility. Also in January 2001, we launched Ceregene, Inc., formed through the acquisition of Neurologic Gene Therapeutics, a private San Diego-based start-up company. Finally, in August 2001, we acquired Calydon, Inc., a private biotechnology company focused on the treatment of cancer using genetically engineered oncolytic viruses. The integration processes for such acquisitions often take several years to be completed. We may not be able to fully integrate all these companies, their intellectual property or personnel, and our attempts to do so will place additional burdens on our management and infrastructure. These acquisitions will subject us to a number of risks, including:

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

 (in thousands)
                                                                                                Fair Value
                                                                                                  June 30,
                                  2003       2004       2005       2006     Thereafter   Total      2002
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total Investments
  Securities.................. $  53,750  $  46,092  $  36,991  $   8,326  $   2,013  $ 147,172  $ 148,946

Total Restricted Investment
  Securities.................. $  33,425  $  27,117        --         --         --   $  60,542  $  60,735

  Average Interest Rate.......      3.18%      3.92%      4.44%      5.46%      3.85%      4.17%       --

Long-term Debt, including
  Current Portion............. $   8,889  $   8,889  $   8,889  $   8,889  $  24,444  $  60,000  $  60,000
  Average Interest Rate.......      2.90%      2.90%      2.90%      2.90%      2.90%      2.90%      2.90%

Part II. OTHER INFORMATION

Item 1. Litigation

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 6, 2002 during the annual stockholders' meeting, a quorum of stockholders of the Company approved the following proposals:

  Election of Directors.
  Proposal to approve the adoption of the 2002 Employee Stock Purchase Plan and to reserve a total of 200,000 shares of common stock for issuance thereunder.
  Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the 2002 fiscal year.

The following table shows the results of the voting on these matters.

The following table shows the results of the voting on these matters.

   (i)   Director                     For        Withheld
      David W. Carter             31,561,955     164,829
      Nancy M. Crowell            31,529,745     197,039
      James M. Gower              31,551,412     175,372
      John T. Potts Jr., M.D.     31,572,636     154,148
      Thomas E. Shenk, Ph. D.     31,560,524     166,260
      Stephen A. Sherwin, M.D.    31,543,468     183,316
      Eugene L. Step              31,556,086     170,698
      Inder M. Verma, Ph.D.       31,558,182     168,602

  (ii)     For         Against     Abstained   Broker Non-Votes
        30,883,307     755,854      87,622          0

 (iii)     For         Against     Abstained   Broker Non-Votes
        31,091,625     603,973      31,185          0

Item 6.  Exhibits and Reports On Form 8-K

 a)   Exhibits

  Exhibit
  Number                             Exhibit Description
-----------     -------------------------------------------------------------
     10.21      License agreement dated June 7, 2002 between Transkaryotic Therapies,
                Inc. and Cell Genesys, Inc.

      99.1      Certification of Chief Executive Officer and Chief Financial Officer

 b)   Reports on From 8-K

      Current Report on Form 8-K filed January 27, 2000.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15 (d)
of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster
City, California, on August 14, 2002.

                                CELL GENESYS, INC.

(Registrant)

By:

/s/ Matthew J. Pfeffer

                                  Matthew J. Pfeffer

                                  Vice President and
                                  Chief Financial Officer

                                  (Principal Financial and Accounting Officer)

                                    Date: August 14, 2002