Form 10-Q
period 2002-09-30
CELL GENESYS INC
filed 2002-11-15
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of October 31, 2002, the number of outstanding shares of the Registrant's Common Stock was 36,020,836.

CELL GENESYS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

  Condensed Consolidated Balance Sheets -- September 30, 2002 and December 31, 2001

  Condensed Consolidated Statements of Operations -- Three and Nine Months ended September 30, 2002 and 2001

  Condensed Consolidated Statements of Cash Flows -- Nine Months ended September 30, 2002 and 2001

  Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Other Factors Affecting Future Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Item 4. Disclosure Controls and Procedures

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELL GENESYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                September 30,  December 31,
                                                                -------------------------
                                                                   2002          2001
                                                                -----------  ------------
          ASSETS                                               (Unaudited)     (Note 1)
Current assets:
  Cash and cash equivalents................................... $    18,110  $     76,722
  Short-term investments........................................   120,545       115,594
  Current portion of restricted cash and investments............    13,945         6,333
  Investment in TKT common stock..............................      15,000            --
  Investment in Abgenix common stock..........................      58,112       301,217
  Prepaid expenses and other current assets...................       2,909        10,603
                                                                -----------  ------------
          Total current assets................................     228,621       510,469
Restricted cash and investments...............................      53,333        60,000
Property and equipment, net...................................      81,422        43,217
Deposits and other assets.....................................       1,334         1,624
                                                                -----------  ------------
                                                               $   364,710  $    615,310
                                                                ===========  ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................ $     1,988  $      1,978
  Accrued compensation and benefits...........................       2,844         2,637
  Deferred revenue............................................       5,871         3,756
  Accrued legal expenses......................................         481           549
  Accrued clinical trial costs................................       1,052           928
  Accrued acquisition and related costs.......................          --         1,535
  Other accrued liabilities...................................       8,705         7,405
  Income tax payable..........................................      14,872        13,094
  Deferred tax liability......................................      21,207       117,808
  Current portion of property and equipment financing.........       6,902            --
                                                                -----------  ------------
         Total current liabilities............................      63,922       149,690

Non-current portion of property and equipment financing.......      53,962        60,000

Commitments and contingencies

Minority interest in equity of subsidiary.....................          --            96
Redeemable convertible preferred stock........................      15,565        17,970

Stockholders' equity:
  Common stock................................................          36            36
  Additional paid-in capital..................................     278,020       274,365
  Accumulated comprehensive income, principally unrealized
    gains on investment in Abgenix............................      31,811       176,710
  Accumulated deficit.........................................     (78,606)      (63,557)
                                                                -----------  ------------
         Total stockholders' equity...........................     231,261       387,554
                                                                -----------  ------------
                                                               $   364,710  $    615,310
                                                                ===========  ============

See accompanying notes.

CELL GENESYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

                                                  Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                                 ---------------------- ---------------------
                                                       2002       2001       2002       2001
                                                 ----------- ---------- ---------- ----------
Revenue .......................................      $1,476     $4,635    $37,173    $14,646
                                                 ----------- ---------- ---------- ----------

Operating expenses:
  Research and development.......................    19,490     12,362     53,853     34,122
  General and administrative ....................     3,370      2,786     11,376      8,302
  Purchased in-process technology................      (186)    18,042       (186)    18,042
                                                 ----------- ---------- ---------- ----------
Total operating expenses.........................    22,674     33,190     65,043     60,466

Interest and other income........................     2,649      2,857      7,231     13,723
Interest expense.................................       (72)       (96)      (917)      (222)
                                                 ----------- ---------- ---------- ----------
Loss before minority interest and income taxes.     (18,621)   (25,794)   (21,556)   (32,319)
Income attributed to minority interest.........         --          68         96         67
                                                 ----------- ---------- ---------- ----------
Loss before income taxes.........................   (18,621)   (25,726)   (21,460)   (32,252)
Benefit for income taxes.......................       5,909      3,342      6,411      4,973
                                                 ----------- ---------- ---------- ----------

Net loss.......................................     (12,712)   (22,384)   (15,049)   (27,279)
                                                 ----------- ---------- ---------- ----------
Basic and diluted net loss per common share....      ($0.35)    ($0.64)    ($0.42)    ($0.79)
                                                 =========== ========== ========== ==========
Weighted average shares of common stock
     outstanding - basic and diluted...........      35,830     34,836     35,700     34,478
                                                 =========== ========== ========== ==========

See accompanying notes.

CELL GENESYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

                                                         Nine Months Ended September
                                                         ----------------------------
                                                             2002           2001
                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss............................................. $    (15,049)  $    (27,279)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization.....................        2,588          2,422
     Stock based license revenue.......................      (15,000)            --
     In-process research and development...............         (186)        18,042
     Loss on disposal of property and equipment........         (132)            --
  Changes to:
     Prepaid expenses and other assets.................        7,942         (2,040)
     Accounts payable..................................           10          1,090
     Accrued compensation and benefits.................          207            612
     Deferred revenue..................................        2,115         (3,162)
     Accrued legal expenses............................          (68)           175
     Accrued acquisition and related costs.............       (1,535)            --
     Other accrued liabilities.........................        1,821          7,547
     Income taxes payable..............................        1,778        (20,585)
                                                         ------------   ------------
          Net cash used in operating activities........      (15,509)       (23,178)
                                                         ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments..................     (200,258)      (289,530)
  Maturities of short-term investments.................          --          20,433
  Sales of short-term investments......................      196,910        329,556
  Minority interest in equity of subsidiary............          (96)           317
  Purchases of restricted cash and investments...........       (945)           --
  Proceeds from disposal of property and equipment.....           71            --
  Capital expenditures.................................      (40,689)       (20,078)
                                                         ------------   ------------
          Net cash provided by (used in)
            investing activities.......................      (45,007)        40,698
                                                         ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuances of common stock..............        1,040          2,082
  Proceeds from property and equipment financing.......          926             --
  Payments under property and equipment
    financing obligations..............................          (62)          (843)
                                                         ------------   ------------
          Net cash provided by financing activities....        1,904          1,239
                                                         ------------   ------------
Net (decrease)increase in cash and cash equivalents....      (58,612)        18,759
Cash and cash equivalents at beginning of period.......       76,722         21,747
                                                         ------------   ------------
Cash and cash equivalents at end of period............. $     18,110   $     40,506
                                                         ============   ============

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

The consolidated financial statements include the accounts of Cell Genesys and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2001.

Concentration of credit risk

Cash and cash equivalents, short-term investments, and accounts receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and repurchase agreements that bear minimal credit risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables.

Revenue recognition

Research payments under collaborative arrangements and grants are recognized as revenue based on research expenses incurred as provided for under the terms of the arrangements.

Incentive milestone payments under collaborative arrangements are recognized as revenue upon agreement between the Company and collaborative partners as to the achievement of the incentive milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Cell Genesys, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner.

Amounts received in advance are recorded as deferred revenue until the related revenue is recognized.

Amounts received under license agreements relating to the Company's intellectual property are recognized as revenue upon execution of the technology licensing agreement, if the Company has no future performance obligations.

Cash, cash equivalents and short-term investments

Cell Genesys places its cash, cash equivalents and short- term investments, including restricted cash and investments, with high credit quality U.S. and foreign financial institutions, government and corporate issuers and limits the amount of credit exposure to any one issuer. The Company considers all highly liquid investments with insignificant interest rate risk with a maturity of less than three months when purchased to be cash equivalents. All investments are denominated in U.S. dollars. Short-term investments include equity securities classified as available-for-sale. The Company records its investments at fair market value.

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

Restricted cash and investments relate to the Company's $60 million secured credit agreement with a financial institution.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive income (loss)

Accumulated comprehensive income (loss) is comprised of net income (loss) and accumulated other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to stockholders' equity of the Company that are excluded from net income (loss). Specifically, unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss), net of tax, and deemed dividends to preferred stockholders are charged to additional paid-in capital.

For the three months ended September 30, 2002, the Company recognized comprehensive loss of $41.1 million, including the decrease in unrealized gain on investment in Abgenix, Inc. ("Abgenix") of $29.6 million, compared to comprehensive loss of $217.5 million, including a decrease in unrealized gain on investment in Abgenix of $199.7 million, for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the Company recognized comprehensive loss of $256.6 million, including the decrease in unrealized gain on investment in Abgenix of $243.1 million, compared to comprehensive loss of $350.9 million, including the decrease in unrealized gain on investment in Abgenix of $325.6 million, for the nine months ended September 30, 2001.

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

During 2002, the Company is recording a tax benefit representing the estimated refund available from the carryback of the current year's loss to offset taxable income in 2000. The benefit recorded for the nine months ended September 30, 2002 is $6.4 million. The company has received approximately $19.0 million in Federal and State refunds related to the Company's 2000 tax year during 2001 and 2002.

Reclassification

Certain amounts from prior periods have been reclassified to conform to current period presentation.

Exit or disposal activities

In June 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and earlier adoption is encouraged. The Company intends to adopt SFAS 146 as of January 1, 2003. Upon completion of its South San Francisco facilities, the Company may have excess research, development and administrative space relative to its immediate needs. Upon the finalization of management's plans regarding the excess facilities, the Company may record a charge in the three months ended December 31, 2002 related to unused facilities.

2. Investment in Abgenix

During 2001 and the first nine months of 2002, the Company did not sell any Abgenix common stock and retains 8,954,136 shares, or 10.24 percent ownership in Abgenix at September 30, 2002. Based on Abgenix common stock's market value of $6.49 per share as of September 30, 2002, the total carrying amount of the Company's investment in Abgenix was approximately $58.1 million.

3. Investment in Ceregene and Minority Interest

In January 2001, the Company created a new subsidiary, Ceregene, Inc. ("Ceregene"). The Company contributed $10 million in cash and access to technology and patents in the Central Nervous System ("CNS") gene therapy area, in exchange for approximately 60 percent ownership of Ceregene. Ceregene's financial statements are consolidated into the operations of the Company. For the nine months ended September 30, 2002, Cell Genesys reported net loss after minority interest for Ceregene of approximately $3.1 million.

4. Construction-in-progress in manufacturing and corporate headquarter facilities

The Company is constructing a 41,000 square-foot leased manufacturing facility in Hayward, California. The facility is intended to meet the clinical production requirements for Phase III studies and potential product launch of non patient-specific cell-based GVAX® cancer vaccine products. The portion of this Good Manufacturing Practice ("GMP") manufacturing facility required for the initiation of the Company's first Phase III has completed construction and is currently undergoing validation. In February 2002, the Company signed a build-to-suit lease for a second building consisting of approximately 50,000 square feet in the Hayward location with a fifteen-year term. The lease in the existing Hayward location will be coterminous with this new lease. The second building in the Hayward location is being constructed to provide support services for the Company's GMP facility. As of September 30, 2002, construction costs for the two buildings in the Hayward GMP manufacturing facility totaled approximately $53.6 million. The Company expects to incur approximately $19 million of additional costs associated with the construction and validation of these two buildings through the end of 2002. The Company capitalized a portion of its interest expense related to this facility during the third quarter of 2002. The Company will continue to capitalize associated interest costs as part of the construction until the facility is placed into service.

In January 2001, the Company acquired the principal operating assets of Chiron Corporation's gene therapy business, including a 48,000 square-foot leased GMP facility, located in San Diego, California. This facility is expected to be used to manufacture viral-based products, including oncolytic viral products for Phase III trials and potential product launch. The Company has made certain necessary modifications to this facility resulting in accumulated construction costs of approximately $5 million as of September 30, 2002 in this facility.

In February 2002, the Company announced that it had leased a 35,000 square-foot manufacturing facility in Memphis, Tennessee. Cell Genesys plans to use the Memphis facility to manufacture the Company's patient- specific GVAX® lung cancer vaccines for both Phase III clinical trials and potential market launch. The facility provides Cell Genesys with a centrally located GMP facility to receive and process tumor cells obtained from patient biopsies, manufacture the patient-specific vaccine products, carry out quality control testing and ship the vaccine products back to the patient treatment centers. The accumulated construction costs associated with this manufacturing facility were approximately $1 million as of September 30, 2002, and will total approximately $2.8 million through the end of 2002. The facility is expected to be on-line by early 2003.

In March 2001, the Company signed a build-to-suit lease with a purchase option for a new facility being constructed in South San Francisco, California. The proposed building is expected to contain approximately 156,000 square feet of research and development and administrative space, and is planned to serve as the Company's future corporate headquarters. Construction costs related to the facility totaled approximately $10.6 million as of September 30, 2002 and the new headquarters is expected to be ready for occupancy in the first half of 2003. The Company expects to incur up to approximately $27 million of additional costs associated with the construction of this facility through 2003.

5. License agreement with Transkaryotic Therapies, Inc. ("TKT")

In June 2002, the Company announced the completion of a worldwide licensing agreement under which Cell Genesys has exclusively licensed intellectual property relating to its gene activation technology for certain therapeutic proteins to TKT. In exchange, the Company received an upfront license fee of $26 million comprised of $11 million in cash and $15 million in shares of TKT common stock, which the Company recognized as revenue in the second quarter of 2002. The number of shares associated with the up-front license fee of $15 million will be determined upon the effective date of a registration statement filed with the SEC covering the resale of the shares. The number of shares to be issued will be equal to the upfront license fee of $15 million, divided by the average closing price of TKT shares as reported on the Nasdaq National Market for the ten (10) trading days ending two days prior to the effective date of the registration statement. Following the registration statement becoming effective and the actual number shares being determined, the value of the investment in TKT will be adjusted quarterly to reflect market value. As of September 30, 2002 no such registration statement had been declared effective by the SEC. In addition, the Company could receive additional payments, in an aggregate amount of up to $17 million in cash and TKT common stock, upon the achievement of certain patent-related milestones, but the Company can make no assurances that any of these patent-related milestones will ever be achieved or that any additional payments will be received. No ongoing royalty payments will be made by TKT to the Company under the terms of this agreement.

6. Conversion of Series B redeemable convertible preferred stock

During the month of August 2002, 210 shares of the Company's Series B redeemable convertible preferred stock were converted into 216,961 shares of the Company's common stock at the then-effective conversion price of $10.895 per share. The total market price of such common shares as of the date of conversion was approximately $2.4 million. The transaction was recorded on the Company's balance sheet as a reclassification from Preferred stock to Common stock and additional paid-in capital.

7. Subsequent Events

On October 18, 2002, the Company announced it had reacquired full commercial rights to GVAX® lung cancer vaccines following the termination of its remaining license agreement with the pharmaceutical division of Japan Tobacco Inc. (JT). As a result, Cell Genesys now holds all worldwide commercial rights to its entire portfolio of GVAX® cancer vaccine products.

On November 14, 2002, in accordance with the terms of the Series B Convertible Preferred Stock agreement dated November 14, 1997, upon their maturity, 694 shares of the preferred convertible stock have been converted into 830,542 shares of the Company's common stock at an effective conversion price of $10.445 per share. The total carrying amount of the preferred shares converted, including imputed dividends, was approximately $8.7 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about the Company's and its subsidiaries' clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks, which may affect the Company under "Other Factors Affecting Future Operations" below. The Company does not undertake any obligation to update forward-looking statements. The following should be read in conjunction with the Company's condensed consolidated financial statements for the quarter ended September 30, 2002 located elsewhere in this Quarterly Report on Form 10-Q, along with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Overview

Since its inception in April 1988, Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies that are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize cancer vaccines, oncolytic virus therapies and gene therapies to treat cancer and other major, life-threatening diseases. Cell Genesys' current clinical programs include GVAX® cancer vaccines and oncolytic virus therapies. GVAX® cancer vaccines are in Phase II studies for prostate cancer, lung cancer, pancreatic cancer, and leukemia and in Phase I/II studies for multiple myeloma. The Company expects to initiate a Phase III trial for GVAX® prostate cancer vaccine by mid 2003. Clinical programs evaluating the Company's oncolytic virus therapies include a Phase II study of CG7060 and a Phase I/II study of CG7870, both targeting prostate cancer. In addition, Cell Genesys has preclinical oncolytic virus therapy programs evaluating potential therapies for bladder cancer, colon cancer and liver cancer as well as preclinical gene therapy programs evaluating potential therapies for multiple types of cancer. Additionally, Cell Genesys has a majority-owned subsidiary, Ceregene Inc., which is focused on gene therapies for central nervous system disorders, and also continues to hold approximately nine million shares of common stock of its former subsidiary, Abgenix (Nasdaq: ABGX), which is focused on the development and commercialization of antibody therapies.

Third Quarter 2002 and Other Recent Highlights:

  Reported updated clinical data at the CaPCURE Scientific Retreat from a multicenter Phase II trial of GVAX® prostate cancer vaccine in patients with hormone refractory prostate cancer metastatic to bone. In the 34-patient study, five of 10 patients (50 percent) receiving the higher of two dose levels of the vaccine remain alive 2.5 years after treatment (median survival = 31 months). Of the 24 patients receiving the lower dose of the vaccine, seven of 22 patients (32 percent) remain alive 2.5 years after treatment (median survival = 22 months), and two were lost to follow-up. These results compare favorably to reported median survival of seven to 11 months for hormone refractory prostate cancer patients with bone metastases treated with chemotherapy. Based on these encouraging data, Cell Genesys expects to initiate a Phase III clinical trial by mid-2003.

  Announced that the Company reacquired full commercial rights to GVAX® lung cancer vaccines following the termination of its remaining license agreement with the pharmaceutical division of Japan Tobacco (JT). Cell Genesys now holds all worldwide commercial rights to its entire portfolio of GVAX® cancer vaccine products. The Company expects the near- term revenue impact of the license termination to be minimal given the cost of the next planned clinical trials of GVAX lung cancer vaccines and the expected partial funding for one of those trials by the National Cancer Institute's Southwest Oncology Group.

  Announced the issuance to the Company of a broad patent that includes specific composition of matter claims pertaining to the Company's proprietary oncolytic virus therapies. The patent covers adenovirus-derived oncolytic viruses that are genetically engineered to have at least two different, cell type-specific gene switches referred to as transcriptional regulatory elements (TREs), elements that serve a key role in restricting viral replication to certain, desired cell types.

  Updated the status of its oncolytic virus therapy program for prostate cancer including its expectations to initiate a Phase II trial by early 2003 evaluating intratumoral administration of CG7060 or CG7870 in combination with external beam radiation therapy in patients with newly diagnosed, high-risk prostate cancer.

  Discontinued its research collaboration with EntreMed, Inc., which focused on antiangiogenesis gene therapy for cancer. The research collaboration which was initially signed in 1999, was discontinued in favor of other promising preclinical cancer gene therapy programs for which the Company would have more favorable product rights.

  Confirmed that patient enrollment had been completed on a Phase I trial of Alzheimer's disease gene therapy at the University of California, San Diego for which Ceregene, Inc., the Company's majority-owned subsidiary, has commercial rights. Eight patients have been treated on this study, and the preliminary data indicate that the gene therapy treatment is well tolerated and biologically active. Additional data from this trial are expected to be reported during 2003.

Cell Genesys ended the third quarter of fiscal year 2002 with approximately $205.9 million in cash, cash equivalents and short-term investments, of which $67.3 million is classified as restricted cash and investments. The Company has established its financial position through strategic management of its resources, including the Company's holdings in its former subsidiary, Abgenix (of which Cell Genesys continues to hold approximately nine million shares of common stock), and by relying on licensing agreements and funding from various corporate collaborations. For the nine months ended September 30, 2002, the Company has received approximately $7.7 million in payments for reimbursement of research and development costs, $6.0 million for milestone revenue recognized in December 2001 and a payment of $7.8 million for reimbursement of capital expenditures for its manufacturing facilities from its collaboration with JT. In October 2002, the remaining license agreement to JT for GVAX lung cancer vaccines terminated; therefore, the Company does not expect to receive payments for future research and development, milestones or capital expenditures. During the third quarter of 2002 the Company received a federal tax refund of approximately $8.6 million reflecting the tax benefit from the carry-back of net operating losses in 2001 into the 2000 tax year. The current federal statutes allow the Company to carry-back net operating losses through the fiscal year of 2002. In June 2002, the Company licensed certain intellectual property relating to gene activation technology to TKT in exchange for an up-front license fee of $26 million (comprised of $11 million in cash and $15 million in shares of TKT common stock). In addition, the Company could receive additional payments, in an aggregate amount of up to $17 million in cash and TKT common stock, upon the achievement of certain patent-related milestones, but the Company can make no assurances that any of these patent-related milestones will ever be achieved or that any additional payments will be received.

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

Revenue recognition

Since the Company's inception, a substantial portion of our revenue has been generated from research and licensing agreements with collaborators. Revenue from non-refundable up-front license fees and other payments where the Company continues its involvement through development is recognized ratably over the development period. The Company recognizes cost reimbursement revenue under these collaborative agreements as the related research and development costs are incurred. Incentive milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Cell Genesys, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. The Company recognizes amounts received under license agreements of the Company's intellectual property as revenue upon execution of the technology license agreement. Deferred revenue represents the portion of research payments received that has not been earned.

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

Exit or disposal activities

In June 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and earlier adoption is encouraged. The Company intends to adopt SFAS 146 as of January 1, 2003. Upon completion of its South San Francisco facilities, the Company may have excess research, development and administrative space relative to its immediate needs. Upon the finalization of management's plans regarding the excess facilities, the Company may record a charge in the three months ended December 31, 2002 related to unused facilities.

Results of Operations

Revenue was $1.5 million and $37.2 million for the three and nine months ended September 30, 2002 and $4.6 million and $14.6 million for three and nine months ended September 30, 2001. The decrease in revenue comparing the third quarter of 2002 and 2001 is primarily the result of reduced revenue under the Company's collaboration agreement with the pharmaceutical division of Japan Tobacco (JT) which was modified in November 2001 such that reimbursements continued for the GVAX® lung cancer vaccine program but not for the GVAX® prostate cancer vaccine program for which Cell Genesys regained full commercial rights. Year-to-date revenue in 2002 compares favorably to 2001 primarily due to recognition of non-recurring license revenue of $26 million earned under the license agreement with TKT in June 2002.

Research and development expenses were $19.5 million and $53.9 million for the three and nine months ended September 30, 2002, and $12.4 million and $34.1 million for the three and nine months ended September 30, 2001. The increase in research and development costs can be attributed primarily to the Company's expanding product development programs for both its GVAX® cancer vaccine and oncolytic virus therapy programs. The Company expects that its research and development expenditures and headcount will continue to increase in future years to support expanded, more advanced and more numerous clinical trials, additional manufacturing and office facilities and additional product development activities. The rate of increase depends on a number of factors including progress in research and development and clinical trials.

General and administrative expenses were $3.4 million and $11.4 million for the three and nine months ended September 30, 2002, and $2.8 million and $8.3 million for the three and nine months ended September 30, 2001. The increase resulted from additional headcount and facility infrastructure to support expanding preclinical and clinical programs. Future spending for general and administrative costs is expected to continue to increase in order to support the growing infrastructure needs of the Company, particularly in the area of manufacturing and other facilities.

Interest and other income were $2.6 million and $7.2 million for the three and nine months ended September 30, 2002, compared to $2.9 million and $13.7 million for the three and nine months ended September 30, 2001. The higher income for the comparable nine-month period of 2001 was primarily due to realized gains earned during the first quarter of 2001 from converting a portion of the investment portfolio from tax-free securities to taxable securities. The conversion of investment securities was part of the Company's strategy to minimize future tax liabilities by offsetting operating losses and available tax net operating loss carryforwards against interest income and gain on future sales of Abgenix stock. The higher income for both comparable periods in 2001 could also be partially attributed to higher average cash balances during the period. Interest expense was $72,000 and $917,000 for the three and nine months ended September 30, 2002, and $96,000 and $222,000 for the three and nine months ended September 30, 2001. The increase in interest expense for the nine-month period was the result of a $60 million asset-backed collateral debt financing completed in December 2001 in connection with the construction of the Company's manufacturing facilities in Hayward, California. Despite the existence of that debt financing facility, interest expense decreased from the three-month period ended September 30, 2001 as compared to the comparable period in 2002. This decrease resulted primarily because the Company capitalized a portion of its interest expense in connection with this loan in the third quarter of 2002. The Company will continue to capitalize associated interest costs as part of the construction costs until the associated facilities to which the financing relates are placed in service.

The Company recorded a tax benefit for the quarter ended September 30, 2002 of $5.9 million. For the nine months ended September 30, 2002 the tax benefit was $6.4 million, which represents the estimated refund available from the carryback of the current year's losses to offset taxable income in 2000.

The net loss in 2001 includes an $18 million charge for purchased in-process research and development related to the Calydon acquisition. Comparing the three month periods ended September 30, 2001 and 2002 and excluding the $18 million charge for purchased in-process research and development, the loss in 2002 increased mainly due to expenses in advancing clinical and preclinical programs this year. Year-to-date loss, comparing the nine month periods ended September 30, 2001 and 2002, decreased in 2002 primarily due to non-recurring revenue of $26 million earned under the license agreement with TKT entered into during the second quarter of 2002. Losses, excluding non-recurring charges and licensing agreements, are expected to continue and may increase in future years as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and advanced clinical trials of its potential products.

Commitments

Capital expenditures were $18.4 million and $40.7 million, including $93,000 and $1.1 million for the Company's subsidiary Ceregene, respectively, for the three and nine months ended September 30, 2002, relating primarily to the construction of the Company's manufacturing facilities for Phase III trials and future market launch.

Cell Genesys currently has three manufacturing facilities at various stages of construction. The Company's manufacturing facility for non patient-specific GVAX® cancer vaccines located in Hayward, California has completed the construction necessary for the initiation of the Company's first Phase III trial and is currently undergoing validation. Expenditures associated with the completion and validation of the two buildings comprising this facility during the last quarter of 2002 are expected to total up to approximately $19 million. As of September 30, 2002, the Company had accumulated construction-in-progress costs of approximately $53.6 million for the Hayward facility. In addition, earlier this year the Company announced the initiation of construction of a new manufacturing facility in Memphis, Tennessee that will be devoted to the manufacture of patient-specific GVAX® cancer vaccines for lung cancer. Total costs for equipment and improvements for this facility are expected to be approximately $2.8 million in 2002. The Company has also accumulated construction costs of approximately $5.0 million for the modifications of its GMP facility in San Diego, California, in preparation of the manufacture of viral based products. During 2001, the Company announced that it had signed a lease for a new facility in South San Francisco, California intended to serve as the Company's new corporate headquarters and research and development facility. Construction of this new facility began in 2002, and expenditures on this facility totaled approximately $10.6 million as of September 30, 2002. The Company expects to additionally incur up to approximately $27 million to complete the construction of this facility through 2003. The new headquarters is expected to be ready for occupancy in the first half of 2003.

Liquidity and Capital Resources

Cell Genesys finished the quarter ended September 30, 2002, with approximately $205.9 million in cash, cash equivalents and short-term investments, of which $67.3 million is classified as restricted cash and investments. The Company has established its financial position through strategic management of its resources including the Company's holdings in its former subsidiary Abgenix (of which Cell Genesys continues to hold approximately nine million shares of common stock) and by relying on funding from licensing agreements and various corporate collaborations. Additionally, in late 2001, Cell Genesys secured $60 million in asset-backed financing in connection with the construction of the Company's manufacturing facility in Hayward, California.

Cell Genesys has financed its operations primarily through the issuance of equity securities, funding under collaborative arrangements, sale of Abgenix common stock and secured financings. In February and November 2000, the Company received an aggregate of $244 million in net proceeds for the sale of shares of Abgenix common stock. From inception through September 30, 2002, the Company received $181.6 million in net proceeds from Cell Genesys equity financings, $220.4 million under collaborative agreements and $89.2 million from property and secured financings.

Cell Genesys anticipates that its net operating use of cash during fiscal year 2002 will not exceed approximately $40 million. Net operating use of cash does not include capital expenditures or the cost of any potential acquisitions nor does it reflect the potential offset by future sales of Abgenix stock or debt financings. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs and its preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the extent of funding from collaborative partners; the acquisition of new products or technologies; and the cost and outcome of litigation, patent interference proceedings or other legal proceedings. The Company's ongoing development programs and any increase in the number of programs will reduce the Company's current cash resources and potentially create the need to raise further capital. Therefore, the Company may continue to consider financing alternatives, including potential equity and debt financings in addition to periodic sales of the Company's holdings of Abgenix stock.

A substantial portion of the Company's working capital consists of shares maintained in its former subsidiary, Abgenix. These shares are carried at market value and have been subject to extreme fluctuation in recent quarters due to the highly volatile nature of the market price of Abgenix stock. To the extent that we continue to hold a substantial amount of these shares, our working capital position can be expected to continue to fluctuate in future periods. In June of 2002, the Company completed a license agreement with TKT under which it received consideration partially in the form of TKT common stock, the number of shares of which will be determined when the shares first become freely tradable, such that the shares will have a market value of $15 million at that time. As of September 30, 2002 a registration statement for these shares which would make them freely tradable had not yet been declared effective by the SEC.

While Cell Genesys believes that its current liquidity position will be sufficient to meet its cash needs for at least the next year, the Company may entertain the possibility of raising additional capital to preserve its liquidity, depending on a number of conditions, including conditions in the capital markets. The sources of liquidity available to the Company include the sale of Abgenix securities, asset-backed debt financing and private or public placement of Cell Genesys equity securities. The Company's evaluation processes regularly consider the liquidity of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to the Company may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative future consequence in order to reduce or minimize a more significant negative consequence to stockholders.

Other Factors Affecting Future Operations

Investors should carefully consider the risks described below before making an investment decision. In addition, these risks are not the only ones facing our Company. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, or in our consolidated Annual Report on Form 10-K for the year ended December 31, 2001 and other documents filed by us from time to time with the Securities and Exchange Commission.

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

We have not been profitable in our operations (absent the gains on sales of Abgenix stock and certain one-time license fees) and may not become profitable in the future. We have incurred an accumulated deficit since our inception. At September 30, 2002, our accumulated deficit was approximately $78.6 million, compared with $63.6 million at December 31, 2001. For the nine months ended September 30, 2002, we recorded net loss of $15.0 million including revenue of $26 million from a one-time payment in connection with the Company's license agreement with TKT in June 2002. The Company experienced a net loss of approximately $27.3 million for the nine months ended September 30, 2001. The Company expects to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of research and development programs, clinical trials and manufacturing activities and to a lesser extent, from general and administrative expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, commercialize, manufacture or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

Our future capital requirements will depend on, and could increase as a result of, many factors, such as:

  continued scientific progress of research and development programs magnitude of such programs' expenses

  progress of preclinical and clinical testing

  time and costs involved in obtaining regulatory approvals

  costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims competing technological and market developments

  terms of any collaborative arrangements into which we may enter our ability to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements cost of establishing manufacturing facilities

  cost of commercialization activities

  demand for our products, if and when approved

  potential redemption obligations relating to the Series B preferred stock our ability to realize sufficient value from sales of Abgenix stock due to its volatility

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

We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has approximately 340 issued or granted patents and approximately 325 pending applications. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify such licensing parties against losses incurred if our intellectual property infringes upon the rights of others.

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

Our business is subject to extensive regulation and any failure to obtain required regulatory approvals could prevent or delay the commercialization of our products. Regulation by governmental authorities in the United States and foreign countries is important in the manufacture and marketing of our proposed products and our research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Since our potential products involve the application of new technologies, regulatory approvals may take longer than for products produced using more conventional methods with which these regulatory agencies are more familiar and comfortable. Various federal and, in some cases, state laws also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of these products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable federal and state laws, requires significant expenditures. Any delay or failure by us or our collaborators or licensees to obtain regulatory approvals could hinder the marketing of our products and our ability to receive product or royalty revenue.

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

Cell Genesys stockholders may be diluted by the exercise of outstanding stock options, the conversion of outstanding Series B redeemable convertible preferred stock, or other issuances of our common stock. Substantially all the outstanding shares of Cell Genesys common stock are eligible for sale in the public market. Conversion of the Company's Series B preferred stock or exercise of outstanding stock options would result in issuance of additional shares of common stock, diluting existing investors. The number of shares of common stock issued upon conversion of the Series B preferred stock, and therefore the dilution of existing investors, would increase as a result of either (i) an event triggering the antidilution rights of any outstanding shares of Series B preferred stock, or (ii) a decline in the market price of the Company's common stock immediately prior to conversion of the Series B preferred stock.

The holders of the Series B preferred stock may choose at any time to convert their shares into common stock. In that event, the number of shares of common stock issued would be based on the lower of:

  a fixed conversion price of $14.53 per share for the remaining 665 shares issued January 2000 from call options or the average of certain trading prices during the 10 trading days preceding such date of conversion.

During the month of August 2002, 210 shares of the Company's Series B redeemable convertible preferred stock issued in January 2000 were converted into 216,961 shares of the Company's common stock at the then- effective conversion price of $10.895 per share. The market price of such common shares as of the date of conversion was approximately $2.4 million.

On November 14, 2002, the 694 shares of the Company's Series B redeemable convertible preferred stock which remained outstanding from the original issuance date of November 14, 1997 have automatically been converted into 830,542 shares of the Company's common stock based on a conversion price equal to $10.445 per share, which equals the lower of the fixed conversion price of $11.02 per share or the average of certain trading prices during the ten trading days preceeding such date of conversion. The total market price of such common shares, including an imputed five percent annual dividend, was approximately $8.7 million.

As of September 30, 2002, the market price of Cell Genesys common stock traded below the fixed conversion price of $14.53 for the Series B preferred stock issued in January 2000. As a result, as of September 30, 2002, Series B preferred stock with a fixed conversion price of $14.53 would have converted at the then-effective floating conversion rate. As of September 30, 2002, the 665 outstanding shares of Series B preferred stock issued in January 2000 were convertible into an aggregate of approximately 545,000 shares of common stock. As the market price declines below the fixed conversion rate, the greater the decline in the market price, the greater the number of shares issuable upon conversion of the Series B preferred stock.

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

Our stock price may be greatly influenced by the market price of Abgenix stock, which has been highly volatile. Our retained ownership of approximately nine million shares of Abgenix common stock represents a material portion of the total assets on our balance sheet. Abgenix stock prices have proven to be highly volatile. The value of our nine million shares of Abgenix common stock was approximately $58.1 million at September 30, 2002 versus approximately $301 million at December 31, 2001. Movements in the price of Abgenix stock, up or down, may exert corresponding influences on the market price of our stock.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is subject to a variety of risks, including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices to protect against these and other exposures. As a result, the Company does not anticipate material potential losses due to movements in interest rates. However, as mentioned under "Liquidity and Capital Resources" and the "Other Factors Affecting Future Operations" sections of the Company's Management Discussion and Analysis of Financial Condition and Results of Operations above, the Company is subject to risk associated with its retained ownership in Abgenix shares.

The Company has not entered into any financial instruments that would give rise to foreign currency exchange risk or commodity pricing risk. The Company has exposure related to the value of Abgenix common stock as disclosed on the balance sheet. In June of 2002, the Company completed a license agreement with TKT under which it received consideration partially in the form of TKT common stock, the number of shares of which will be determined when the shares first become freely tradable, such that the shares will have a market value of $15 million at that time. Only upon the registration statement becoming effective and the actual number shares being determined will the company have an exposure to the market equity price risk of the TKT common stock. As of September 30, 2002 no such registration statement had been declared effective by the SEC.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available-for- sale securities, comprised of corporate notes and commercial paper, are similar enough to aggregate those securities for presentation purposes. The average interest rate was calculated using the weighted average fixed rates under all these instruments with Wells Fargo Bank, Sterling Capital Management, JP Morgan Chase H & Q, Fleet National Bank and General Electric Capital Corporation.

The Company does not currently hold any derivative financial instruments nor has it entered into hedging transactions or activities.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(in thousands)

                                                                                        Fair Value
                                 2002 to                               2007             September 30
                                  2003      2004     2005     2006    Thereafte Total      2002
                                --------  --------  -------  -------  -------  -------  ----------
Total Investments
  Securities.................. $ 35,573  $ 48,873  $27,191  $ 5,885  $ 8,936   $126,457  $ 129,393

Total Restricted Investment
  Securities.................. $ 41,501  $ 19,564        --       --       --  $ 61,065  $  61,378

  Average Interest Rate.......     2.04%     1.90%    2.69%    2.92%    4.98%      2.90%       --

Long-term Debt, including
  Current Portion............. $  9,162  $  9,146  $ 9,119  $ 8,993   $24,444   $60,864  $  60,864
  Average Interest Rate (1)...     2.90%     2.90%    2.90%    2.90%     2.90%     2.90%      2.90%

(1) Interest rate based upon libor rate index plus a spread of one percent, and can be reset on a quarterly or semi-annual basis.

Item 4. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer evaluated our "disclosure controls and procedures" [as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")] as of a date within 90 days before the filing date of this quarterly report. They concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the above referenced evaluation. In addition there were no significant deficiencies or material weaknesses in our internal controls found. Accordingly, no corrective actions were required or undertaken.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 6. Exhibits and Reports On Form 8-K

a Exhibits

Exhibit Number	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three-month period ended September 30, 2002. However, on October 18, 2002, the Company filed a report on Form 8-K with the Securities and Exchange Commission announcing the Company's reacquisition of full commercial rights to GVAX® lung cancer vaccines following the termination of its agreement with Japan Tobacco.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on November 14, 2002.

CELL GENESYS, INC.

(Registrant)

By:	/s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2002

CERTIFICATIONS

I, Stephen A. Sherwin, certify that:

  I have reviewed this quarterly report on Form 10-Q of Cell Genesys, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002 By: /s/ Stephen A. Sherwin, M.D.

Name: Stephen A. Sherwin, M.D.

Title: Chief Executive Officer

CERTIFICATIONS

I, Matthew J. Pfeffer, certify that:

  I have reviewed this quarterly report on Form 10-Q of Cell Genesys, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002 By: /s/ Matthew J. Pfeffer

Name: Matthew J. Pfeffer

Title: Chief Financial Officer