Form 10-K
period 2002-12-31
CELL GENESYS INC
filed 2003-03-31
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-19986

CELL GENESYS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	94-3061375
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

500 Forbes Boulevard, South San Francisco, California   94080
(Address of Principal Executive Offices including Zip Code)

(650) 266-3000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value
Preferred Shares Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indictae by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, there were 35,652,412 shares of the Registrant's voting stock outstanding, and the approximate aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ National Market on June 28, 2002) was $443.8 million. Shares of Common Stock held by each executive officer and director and by each person known to the Registrant who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2003, the number of outstanding shares of the Registrant's Common Stock was 36,951,569.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

CELL GENESYS, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Disclosure Controls and Procedures

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Power of Attorney

Certifications

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

Item 1. BUSINESS

Overview

Since its inception in April 1988, Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies that are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize biological therapies, including cancer vaccines, oncolytic virus therapies and cancer gene therapies, to treat multiple types of cancer. Cell Genesys' current clinical programs include GVAX® cancer vaccines and oncolytic virus therapies. GVAX® cancer vaccines are in Phase 2 studies for prostate cancer, lung cancer, pancreatic cancer and leukemia and in Phase 1/2 studies for multiple myeloma. The Company expects to initiate Phase 3 trials for GVAX® prostate cancer vaccine and lung cancer vaccine during the next year. Ongoing clinical programs evaluating the Company's oncolytic virus therapies include CG7870, an intratumorally administered therapy for early-stage prostate cancer. In addition, Cell Genesys has preclinical oncolytic virus therapy programs evaluating potential therapies for bladder cancer, liver cancer and colon cancer as well as preclinical cancer gene therapy programs evaluating potential therapies for multiple types of cancer. The Company plans to file an Investigational New Drug ("IND") application for CG8840, an oncolytic virus therapy for the treatment of bladder cancer, during the next year. Additionally, Cell Genesys has a majority-owned subsidiary, Ceregene, Inc., which is focused on gene therapies for neurological disorders, and Cell Genesys continues to hold approximately 8.7 million shares of common stock of its former subsidiary, Abgenix, Inc. (Nasdaq: ABGX), which is focused on the development and commercialization of antibody therapies.

Cell Genesys was incorporated in the State of Delaware in 1988. Our common stock trades on the NASDAQ National Market under the symbol "CEGE". Our principal executive offices are located at 500 Forbes Boulevard, South San Francisco, California 94080, and our phone number is (650) 266-3000. Our Internet home page is located at http://www.cellgenesys.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on or through our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

During 2002, Cell Genesys continued to increase its focus on developing cancer therapies and establishing its manufacturing infrastructure in preparation for Phase 3 clinical trials. Cell Genesys' goal is to emphasize "off-the-shelf" products and when possible, therapies that can be administered in the outpatient setting. However, the Company is also developing a patient-specific vaccine product for lung cancer.

Cancer therapies based on biological therapy technologies are currently being evaluated by Cell Genesys in human clinical studies. These include studies of GVAX® cancer vaccines, which employ genetically modified tumor cells to induce the immune system and enhance an immune response against malignant cells, as well as studies of oncolytic virus therapies which employ genetically modified adenoviruses engineered to selectively replicate in and kill targeted cancer cells. During 2002, encouraging data were obtained from clinical trials of GVAX® prostate cancer vaccine and GVAX® lung cancer vaccine. Additionally, in 2002, encouraging data were obtained from clinical trials of the Company's oncolytic virus therapy, CG7870, for the treatment of prostate cancer, and positive preclinical studies were reported with CG8840, an oncolytic virus therapy for the treatment of bladder cancer.

Product candidates based on in vivo gene therapy technologies are at the preclinical stage of development at Cell Genesys. With in vivo cancer gene therapy, the treatment goals include stimulating targeted cells to produce a protein or other substance needed to normalize key biological processes, or otherwise inhibit the spread of cancer. In 2002, the Company continued preclinical studies in a number of therapeutic areas and further developed its gene therapy technologies, with an emphasis on antiangiogenesis, or preventing tumor blood vessel growth, for the treatment of multiple types of cancer. The Company's majority-owned subsidiary, Ceregene, Inc., which was launched in January 2001, continues to conduct research evaluating gene therapy for the treatment of Alzheimer's and Parkinson's disease.

Cell Genesys ended 2002 with approximately $167 million in cash, cash equivalents and short-term investments, including approximately $67 million of restricted cash and investments. The Company has maintained its financial position through strategic management of its resources, including the Company's holdings in Abgenix (of which Cell Genesys continues to hold approximately 8.7 million shares of common stock) and by relying on funding from various corporate collaborations and licensing agreements. Additionally, in February 2003, a shelf registration statement filed by Cell Genesys with the Securities and Exchange Commission was declared effective, which enables the Company to offer up to $150 million of securities on short notice in one or more public offerings. However, there can be no assurance the Company will be able to issue such securities on acceptable terms, or at all.

The Company may finance certain of its operations through corporate collaborations with established pharmaceutical and biotechnology companies in order to develop its technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources, research, development and manufacturing capabilities and marketing infrastructure to aid in the commercialization of potential disease therapies. Cell Genesys also evaluates, on an ongoing basis, opportunities to in-license or acquire products and/or technologies that complement its portfolio. There can be no assurance that Cell Genesys will be able to enter into additional collaborative relationships or obtain new products and/or technologies on acceptable terms, if at all, or that if such actions occur, they will lead to successful products. Failure to enter into new corporate relationships or expand Cell Genesys' product and technological base may limit Cell Genesys' success.

A major portion of the Company's operating expenses to date is related to the research and development ("R&D") of products either on its own behalf or under contracts. During 2002, 2001 and 2000, the Company's R&D expenses were $75.1 million, $50.8 million and $30.4 million, respectively. Cell Genesys intends to maintain its strong commitment to R&D as an essential component of its oncology product development effort. Licensed technology developed by outside parties is an additional source of potential products.

Product Development

Cell Genesys' strategic objective is to develop and commercialize biological cancer therapies. In its clinical stage cancer programs, Cell Genesys is genetically modifying selected cell types and viruses outside of the body (ex vivo) to impart disease-fighting capabilities that are not possible with conventional therapeutic agents.

Clinical Programs

Overview of GVAX® Cancer Vaccines Program. GVAX® cancer vaccines, a type of biological therapy, are treatment vaccines, not preventative vaccines, designed to stimulate the patient's immune system to effectively fight cancer. This program was added to the product portfolio of Cell Genesys through its acquisition of Somatix Therapy Corporation in 1997. GVAX® cancer vaccines are comprised of tumor cells that are genetically modified to secrete an immune- stimulating hormone, granulocyte-macrophage colony stimulating factor ("GM- CSF"), and then are lethally irradiated for safety. The goal of GVAX® cancer vaccines is to stimulate an antitumor immune response that targets and destroys tumor cells which persist or recur following surgery, radiation therapy and/or chemotherapy treatment. Cell Genesys is currently testing non patient-specific and patient-specific configurations of GVAX® cancer vaccines in human clinical studies. Cell Genesys currently has clinical trials under way for GVAX® cancer vaccines in prostate cancer, lung cancer, pancreatic cancer, leukemia and myeloma. GVAX® cancer vaccines can be administered by intradermal (under the skin) injection on an outpatient basis. They have been administered to over 500 patients in multiple human trials to date and have been found to be safe and well tolerated. The most consistent treatment-related side effects appear to be inflammation at the injection site and occasional low-grade fever. Cell Genesys expects to manufacture GVAX® cancer vaccines in its facilities located in Hayward, California and Memphis, Tennessee.

GVAX® Prostate Cancer Vaccine. GVAX® prostate cancer vaccine is an "allogeneic" (non patient-specific) vaccine comprised of prostate cancer cells that have been genetically modified to secrete GM-CSF and then irradiated for safety. The Company's plan is to develop and manufacture this potential product as an "off-the-shelf" pharmaceutical for use after surgery, radiation and/or hormone therapy for advanced-stage prostate cancer. In September 2002, updated data from the initial Phase 2 multicenter trial of GVAX® prostate cancer vaccine in hormone-refractory patients were presented. Thirty-four patients entered in the trial had metastatic prostate cancer in the bone with positive bone scans at the start of therapy and were assigned to receive either low dose (24 patients) or high dose (10 patients) vaccine treatment as their only therapy. Five of 10 (50 percent) patients receiving the higher dose level of the vaccine were reported to be alive 2.5 years after treatment (median survival = 31 months), and seven of 22 patients (32 percent) receiving the lower dose of the vaccine were reported to be alive 2.5 years after treatment (median survival = 22 months). Two patients could not be located for follow-up. These results compare favorably to the reported median survival for hormone-refractory prostate cancer patients with bone metastases who are treated with chemotherapy, the current standard of care for this patient group, although such a comparison needs to be confirmed in a larger randomized controlled trial. In addition, post treatment follow-up of the 34 patients with positive bone scans prior to treatment revealed a trend toward prolonged progression-free survival as measured by bone scan in patients who received the higher dose of vaccine as compared to patients who received the lower dose (median time to progression of 140 days v. 85 days). Treatment with GVAX® prostate cancer vaccine was safe and well tolerated.

Based on these data, Cell Genesys launched a series of Phase 1/2 clinical trials in hormone-refractory prostate cancer patients to evaluate the safety and efficacy of a higher potency form of GVAX® prostate cancer vaccine. The Company expects to initiate its Phase 3 clinical trial with this form of GVAX® prostate cancer vaccine in hormone-refractory patients. Cell Genesys plans to manufacture GVAX® prostate cancer vaccine for Phase 3 trials and potential market launch in its manufacturing facility in Hayward, California.

GVAX® Lung Cancer Vaccine. Based on encouraging data from Cell Genesys' initial GVAX® lung cancer vaccine trial, the Company initiated an additional multicenter clinical trial of an "autologous" (patient-specific) GVAX® cancer vaccine. The vaccine is made directly from each treated patient's tumor cells. After surgical removal of a patient's tumor, the GVAX® cancer vaccine is prepared by genetically modifying the patient's tumor cells to secrete GM-CSF. The cells are then irradiated for safety prior to vaccinating the patient. The multicenter trial was conducted on patients with advanced non small-cell lung cancer who had failed surgery, radiation and/or chemotherapy. In December 2002, updated data from this trial were presented at the International Conference on Gene Therapy of Cancer. Of the 33 patients who received vaccination, three patients (9 percent) achieved a complete response (complete disappearance of tumor at all disease sites) with a median duration of 17.8 months. One of the complete responses was reported to be ongoing at 21.7 months. Another seven patients (21 percent) had stable disease or minor responses with an overall median duration of 7.7 months. The median survival of all 33 treated patients was 11.6 months (measured from the initiation of vaccine manufacturing). These data compare favorably to the reported median survival of 5.7 to 7.0 months for the approved second-line chemotherapy (docetaxel) for such patients or 4.6 months for best supportive care. Moreover, median survival was significantly longer in patients whose vaccine products secreted higher levels of GM-CSF, an immune stimulatory hormone that, all GVAX® vaccines are genetically engineered to produce. Patients whose vaccines secreted greater than 40 nanograms of GM-CSF per million cells per 24 hours had a median survival time of 17.1 months compared to a median survival time of 7.4 months in patients whose vaccines secreted less than 40 nanograms of GM-CSF. The results of this trial also suggested that one type of non small-cell lung cancer, bronchioalveolar carcinoma ("BAC") may be particularly responsive to GVAX® lung cancer vaccine in that two of the three complete responses occurred in patients with this diagnosis.

During 2003, Cell Genesys plans to initiate two Phase 2 clinical trials of GVAX® lung cancer vaccine-one which is expected to be sponsored and partially funded by the Southwest Oncology Group ("SWOG"), a cooperative clinical trials group of the National Cancer Institute ("NCI"), and the other which will be sponsored by Cell Genesys. The SWOG-sponsored trial will focus on patients with BAC, and the Cell Genesys-sponsored trial will enroll patients with all subtypes of non small-cell lung cancer. The two trials are expected to enroll approximately 75 patients each.

In May 2002, the Company announced preliminary data at the American Society of Clinical Oncology Annual Meeting regarding an additional trial of an alternative form of GVAX® lung cancer vaccine. The Phase 1/2 multicenter trial for patients with advanced-stage lung cancer was designed to evaluate the safety and efficacy a non patient-specific GVAX® product that is mixed with the patient's irradiated lung tumor cells. Preliminary data from this trial indicate that this form of the patient-specific vaccine could be efficiently manufactured in 87 percent of the patients entered on the trial. Vaccine treatment was well tolerated and demonstrated evidence of antitumor immunity, and evaluations for tumor response are ongoing. While the Company may continue to evaluate this alternate form of vaccine in future clinical trials, Phase 3 trials of GVAX® lung cancer vaccine will be conducted with the patient-specific form of the vaccine which is made entirely from patient's tumor cells.

GVAX® Pancreatic Cancer Vaccine. GVAX® pancreatic cancer vaccine is comprised of "allogeneic" (non patient-specific) pancreatic cancer cells that have been genetically modified to secrete GM-CSF and then irradiated for safety. The Company is currently conducting two clinical trials of GVAX® pancreatic cancer vaccine-a Phase 2 clinical trial of GVAX® pancreatic cancer vaccine in combination with surgery and standard adjuvant radiation and chemotherapy, and a multicenter Phase 2 clinical trial of GVAX® pancreatic cancer vaccine in patients with inoperable or metastatic pancreatic cancer. These trials, which are expected to enroll 60 and 40 patients, respectively, were prompted by compelling results from an initial Phase 1 clinical trial conducted at the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins. Data from this trial, which evaluated GVAX® pancreatic cancer vaccine in combination with surgery and standard adjuvant radiation and chemotherapy, demonstrated prolongation of disease-free survival in three of eight patients who received the two highest vaccine doses following surgery and adjuvant radiation and chemotherapy. Additionally, these data, updated in June 2002, revealed that these three patients remained disease-free at an average of approximately 4.5 years after their respective diagnoses.

GVAX® Vaccines for Hematologic Malignancies. Cell Genesys is also currently conducting clinical trials utilizing GVAX® cancer vaccine in combination with bone marrow stem cell transplantation for the treatment of hematologic malignancies, including multiple myeloma and acute myelogenous leukemia. In these trials, the patient's tumor cells are collected and mixed with a non patient-specific GVAX® cancer vaccine product manufactured at Cell Genesys. In February 2001, Cell Genesys initiated a multicenter Phase 1/2 clinical trial, which is now fully enrolled, evaluating GVAX® cancer vaccine in patients with multiple myeloma. The goal of GVAX® vaccine therapy in this setting is to stimulate an immune response directed against the patient's tumor cells and prolong the remission induced by standard chemotherapy and bone marrow stem cell transplantation. In November 2001, the Company initiated a similar multicenter Phase 2 trial in patients with acute myelogenous leukemia. This trial, which is expected to enroll up to approximately 50 patients, was prompted by encouraging results published in the May 2000 issue of the journal, Blood, demonstrating that in animal studies of GVAX® vaccine for acute leukemia, GVAX® vaccine administered following bone marrow transplantation significantly prevented tumor relapse and increased the therapeutic benefit of transplantation. Bone marrow stem cell transplantation is currently being used to treat hematologic cancers in order to reduce the bone marrow toxicity of high dose chemotherapy and to enhance antitumor immunity.

Overview of Oncolytic Virus Therapies Program. Cell Genesys added the oncolytic virus technology platform to its portfolio in September 2001 through its acquisition of Calydon, Inc., a private Sunnyvale, California-based biotechnology company. The proprietary oncolytic virus therapy program utilizes adenovirus, one of the viruses responsible for the common cold, to create cancer cell-killing viruses. The virus, which is administered primarily by injection into tumors or body cavities containing tumors, is engineered to selectively replicate in and kill targeted cancer cells, leaving healthy normal cells largely unharmed. The virus replicates in cancer cells until the cancer cell can no longer contain the virus and bursts. The tumor cell is destroyed and the newly created viruses spread to neighboring cancer cells to repeat the cycle. Following treatment, excess virus is cleared by the patient's immune system. Compared with traditional therapies, oncolytic virus therapies have a high therapeutic index with respect to their ability to kill tumor cells. In some instances, the tissue selectively index of oncolytic viruses has been found to be as high as 10,000 to 1, i.e., for every 10,000 tumor cells that are killed, only one normal cell is killed. This is significantly higher than the selectively index commonly seen with chemotherapy and may result in greater efficacy with fewer side effects. Cell Genesys expects to manufacture oncolytic virus therapies and other viral-based products in its Good Manufacturing Practices ("GMP") facility located in San Diego, California.

In August 2002, Cell Genesys announced that it had been issued a broad patent (U.S. Patent No. 6,432,700) that includes specific composition of matter claims pertaining to the Company's proprietary oncolytic virus therapies. The patent covers adenovirus-derived oncolytic viruses that are genetically engineered to have at least two different, cell type-specific gene switches referred to as transcriptional regulatory elements (TREs), elements that serve a key role in restricting viral replication to certain, desired cell types. Additionally, in December 2002, the Company announced the formation of a three-year research collaboration with VectorLogics, Inc., in which Cell Genesys' oncolytic virus therapies will be evaluated in combination with novel methods to further enhance the viruses' cell targeting abilities.

CG7870 Oncolytic Virus Therapy for Early-stage Prostate Cancer. CG7870, an oncolytic virus therapy for prostate cancer, has demonstrated encouraging results in Phase 1/2 studies, both by intraprostatic and intravenous administration. In December 2002, encouraging data from a Phase 1/2 trial of intraprostatically administered CG7870 in patients with localized, recurrent prostate cancer were announced at the International Conference on Gene Therapy of Cancer. Data demonstrated antitumor activity as measured by reductions in serum levels of prostate-specific antigen (PSA) in 75 percent of patients (9 of 12) who had elevated PSA levels at baseline. In the nine responding patients, PSA levels decreased by 25-50 percent, and eight patients remained progression-free at a median follow-up time of six months.

During this year, the Company expects to initiate a Phase 2 trial of intraprostatic CG7870 in combination with external beam radiation in early-stage, high risk prostate cancer patients. Additionally, preclinical studies of CG7870 in combination with chemotherapy, the current standard of care for patients with prostate cancer, demonstrated significant synergistic antitumor activity in mouse tumor models of prostate cancer-complete elimination of tumors within four weeks of treatment without dose-limiting toxicity. In 2002, the Company decided to advance CG7870 rather than CG7060, a second prostate cancer-specific oncolytic virus therapy, as the lead oncolytic virus therapy product candidate.

Cell Genesys' GVAX® cancer vaccines and oncolytic virus therapies are novel therapies which must undergo rigorous human testing regulated by the United States Food and Drug Administration ("FDA"). There is no assurance that GVAX® cancer vaccines or oncolytic virus therapies will be proven safe or efficacious, or if approved by the FDA, that such products can be successfully commercialized. Although preliminary results reported to date from Cell Genesys' clinical trials of GVAX® vaccines for prostate cancer, lung cancer and pancreatic cancer as well as clinical trials of oncolytic virus therapy, CG7870, are encouraging and the therapies appear to be both safe and well tolerated by patients, there can be no assurance that the therapies will be tolerated over an extended period of time or that the clinical efficacy of the vaccines will be demonstrated in later stage testing. There also can be no assurance that the initial studies of GVAX® vaccines for the treatment of hematologic malignancies will demonstrate clinical efficacy. Any conclusion as to whether the Company's GVAX® cancer vaccines and oncolytic virus therapies can potentially play a role in the treatment of multiple types of cancer will be based on both the results of ongoing clinical trials as well as future Phase 2 and Phase 3 studies.

Preclinical Programs

Cell Genesys' preclinical programs are focused on oncolytic virus therapies and gene therapies for multiple types of cancer. Moreover, with the Company's increasing focus on cancer, Cell Genesys continues to execute its plan to pursue gene therapies for neurologic disorders, such as Alzheimer's and Parkinson's disease, through its majority-owned subsidiary, Ceregene, Inc.

Oncolytic Virus Therapies. In addition to prostate cancer, Cell Genesys' oncolytic virus technology is demonstrating encouraging results in preclinical studies of bladder cancer (CG8840), liver cancer (CG8900) and colon cancer (CG7980) when used alone as well as in combination with chemotherapy or radiation. For example, at the American Association for Cancer Research Annual Meeting in April 2002, Cell Genesys reported that significant antitumor activity was demonstrated when evaluating CG8840 alone and in combination with docetaxel in mouse models for bladder cancer. The Company plans to file an IND for CG8840 for bladder cancer in late 2003.

Cancer Gene Therapy. Cell Genesys is developing a pipeline of potential in vivo cancer gene therapy products. The goal of in vivo cancer gene therapy is to deliver genes to the tumor cells in order to interfere with cancer cell growth or spread either directly or indirectly by blocking tumor blood vessel or lymphatic vessel growth (antiangiogenesis). In early 2003, Cell Genesys entered into an exclusive worldwide research and license agreement with the Ludwig Institute for Cancer Research for gene therapy rights to vascular endothelial growth factor receptor-3 (VEGFR-3), a novel protein believed to play a key role in the spread of cancer to lymph glands. Under the terms of the research agreement, Cell Genesys' proprietary adeno-associated viral (AAV) gene delivery system will be used in preclinical studies to evaluate the inhibition of VEGFR-3 with the goal of reducing the metastasis (spread) of tumors. This strategy is based on the concept that delivering a gene which results in long-term expression of an anticancer protein may be a more efficient and practical way to deliver such therapy than repeated protein injections over a long period of time. During 2002, Cell Genesys also entered into a research collaboration with the National Institutes of Health ("NIH"), which focuses on the development of an initial AAV-based gene therapy for glioblastoma (brain cancer). Also during 2002, the Company discontinued its collaborations with Rigel Pharmaceuticals, Inc. and EntreMed, Inc. in antiangiogenesis gene therapy for cancer to focus on other preclinical cancer gene therapy programs.

Proprietary Gene Therapy Technologies

Cell Genesys' proprietary gene delivery technologies include, among others, AAV and adenoviral vectors. The breadth of Cell Genesys' vector portfolio enhances the number of gene therapy applications that the Company and its collaborators can pursue. The selection of a specific vector is based on the disease indication, safety considerations, production efficiencies, disease site and other factors. Adenoviral vectors deliver larger genes into dividing or nondividing cells, and they are currently being used ex vivo in human clinical studies of GVAX® lung cancer vaccine. AAV vectors deliver smaller genes to certain nondividing cells, including muscle, liver, nerve and blood vessel cells. Effective in vivo gene delivery using the AAV vector has been achieved in the Company's preclinical cancer gene therapy program and previously in the Company's Parkinson's disease research now being conducted by Ceregene, Inc. (see Cell Genesys' Assets Outside of its Core Business in Gene Therapy).

Cell Genesys has signed license agreements with companies that are commercializing these technologies for the scientific research market. These include agreements in which Cell Genesys is receiving payments from these companies, including Invitrogen Corporation and Clontech Laboratories, Inc., a division of Becton Dickinson.

Government Regulations

FDA Regulation. The activities required before a pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies and other information must be submitted to the FDA as part of an IND application, which must be reviewed and approved by the FDA before proposed clinical testing can begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application. Further, each clinical study must be conducted under the auspices of an independent institutional review board at the institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors and the safety of human subjects. In addition, certain protocols involving the use of genetically modified human cells must also be reviewed by the Recombinant Advisory Committee of the NIH.

Typically, clinical testing involves a three-phase process. In Phase 1, clinical trials are conducted with a small number of subjects to determine the early safety profile and pharmacology of the new therapy. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase 3, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products for life-threatening diseases, the initial human testing is generally done with diseased patients rather than with healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide some results traditionally obtained in Phase 2 trials. These trials are frequently referred to as Phase 1/2 trials. Although the preliminary Phase 1/2 and Phase 2 clinical trials of Cell Genesys' GVAX® cancer vaccine and oncolytic virus therapies have shown a favorable safety profile to date, there can be no assurance that such therapies or products will be tolerated at higher doses or that the clinical efficacy of such therapy or product will be demonstrated in later stage testing.

The results of the preclinical and clinical testing, together with chemistry and manufacturing information, are submitted to the FDA in the form of a new drug application ("NDA") for a pharmaceutical product, and in the form of a biologic license application ("BLA") for a biologic product in order to obtain approval to commence commercial sales. In responding to an NDA or a BLA, the FDA may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Approvals may not be granted on a timely basis, if at all, or if granted may not cover all the clinical indications for which Cell Genesys is seeking approval or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

Other Government Regulations. In addition to laws and regulations enforced by the FDA, Cell Genesys is also subject to regulation under National Institutes of Health guidelines, as well as under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations, as Cell Genesys' research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds.

Manufacturing

Manufacture of clinical quantities of Cell Genesys' products does not require an FDA license, although the FDA may at any time inspect the Company's manufacturing facilities. Cell Genesys has three leased manufacturing facilities including a 41,000 square-foot facility in Hayward, California, a 35,000 square-foot facility in Memphis, Tennessee, and a 48,000 square-foot facility in San Diego, California, all of which were constructed according to ("GMP") standards. Cell Genesys believes that its three manufacturing facilities will have the capacity to manufacture products for Phase 3 trials and market launch. The Company expects to manufacture patient-specific GVAX® lung cancer vaccines in its Memphis facility, viral-based products in its San Diego facility and non patient-specific GVAX® cancer vaccine products in its Hayward facility.

Cell Genesys' Assets Outside of its Core Business

Investment in Abgenix, Inc. ("Abgenix") Abgenix is developing antibody therapies for inflammation, cancer, transplant disorders, cardiovascular disease and infectious disease. Abgenix's core technology includes strains of transgenic mice capable of generating fully human antibodies. Cell Genesys formed Abgenix as a separate business subsidiary in June 1996. Abgenix completed its initial public offering (Nasdaq-ABGX) in July 1998. The Company currently holds approximately 8.7 million shares of Abgenix stock, or approximately 9.9 percent of outstanding shares as of December 31, 2002. The Company expects to sell these shares of Abgenix common stock over time to provide additional funding for Cell Genesys' cancer vaccine, oncolytic virus therapy and gene therapy programs.

Ceregene, Inc. ("Ceregene"), A Majority- Owned Subsidiary of Cell Genesys. In January 2001, Cell Genesys launched a new majority-owned subsidiary, Ceregene, Inc., located in San Diego, California, which is focused on gene therapies for central nervous system (CNS) disorders such as Alzheimer's disease and Parkinson's disease. Ceregene's goal is to use gene therapy as a "drug delivery" strategy to deliver neurologic growth factors to specific sites in the brain to prevent the nerve degeneration associated with diseases such as Alzheimer's and Parkinson's disease. Ceregene was formed through the acquisition of Neurologic Gene Therapeutics, a private San Diego-based start-up company. Cell Genesys contributed $10 million to Ceregene together with access to technology and patents in the CNS gene therapy area, in exchange for approximately 60 percent ownership of the new company. Cell Genesys has majority representation on Ceregene's board, and Stephen A. Sherwin, M.D., chairman and chief executive officer of Cell Genesys, also serves as chairman of Ceregene since early 2001. Ceregene's operations significantly expanded in 2001 and 2002, and included the appointment of Dr. Jeffrey M. Ostrove, Ph.D., as president and chief operating officer. During 2001, the first-ever study of Alzheimer's disease gene therapy was initiated at the University of California, San Diego (UCSD) School of Medicine based on technology exclusively licensed to Ceregene. The Phase 1 clinical trial is fully enrolled and involves eight patients. All patients have completed treatment, and patients are now being monitored for improvement in their disease using cognitive function and brain imaging. Preliminary results from this trial indicate that the gene therapy treatment is well tolerated and biologically active. A complete report on this trial is expected later in 2003. Additionally, Ceregene announced in March 2003 that it signed a licensing agreement with Genentech, Inc. (NYSE: DNA) for exclusive worldwide rights to genes expressing two nervous system growth factors for use in neurological gene therapies such as Alzheimer's disease and gene therapy. These patented neurotrophic factor genes, coding for the proteins known as nerve growth factor and neurotrophic factor 4/5 have demonstrated therapeutic potential in the treatment of neurodegenerative disorders, among other applications.

Gene Activation Technology. Cell Genesys has developed a novel and proprietary method for protein production referred to as "gene activation." Gene activation involves the insertion of genetic regulatory elements at specific sites in cell chromosomes in proximity to a human gene responsible for the production ("expression") of a therapeutic protein. Subsequently, the gene-activated protein could be produced in a cell-based production system. Gene activation licensing agreements have provided more than $50 million in revenues to Cell Genesys to date. Since February 1997, Cell Genesys has had a license agreement with Hoechst Marion Roussel, now Aventis Pharmaceuticals, Inc. ("Aventis"), for gene- activated erythropoietin ("EPO"). To date, Cell Genesys has received over $17 million under this license agreement, which includes certain milestone payments relating to the development of gene-activated EPO, which Aventis is developing in collaboration with Transkaryotic Therapies, Inc. ("TKT"). The agreement also provides for royalties on future sales of gene-activated EPO anywhere in the world. In June 2002, Cell Genesys announced the completion of a separate licensing agreement under which Cell Genesys exclusively licensed to TKT intellectual property relating to its gene activation technology for certain therapeutic proteins. In exchange, Cell Genesys received an up-front license fee of $26 million, which was to have been comprised of $11 million in cash and $15 million in shares of TKT common stock. In early 2003, the companies mutually agreed to an amendment to the original license agreement substituting a cash payment of $15 million in lieu of the TKT stock.

Corporate Collaborations

Pharmaceutical Division of Japan Tobacco. In October 2002, Cell Genesys announced that it had reacquired full commercial rights to GVAX® lung cancer vaccines following the termination of its remaining license agreement with the pharmaceutical division of Japan Tobacco ("JT"). Cell Genesys now holds all worldwide commercial rights to its entire portfolio of GVAX® cancer vaccine products. This agreement was originally signed in December 1998 and later modified in November 2001 to focus only on GVAX® lung cancer vaccines. As of December 31, 2002, Cell Genesys has received over $81 million in milestone and other payments and reimbursement for research and development costs. This was the second collaboration agreement between Cell Genesys and JT. The first collaboration, signed in 1991, funded the successful development of the fully human monoclonal antibody technology transferred to Abgenix.

Gene Therapy Rights Agreement with Abgenix. In November 1997, Cell Genesys entered into a gene therapy rights agreement (the "GTRA") with Abgenix. The GTRA provides Cell Genesys with certain rights to utilize Abgenix's XenoMouse® technology in the field of gene therapy for two antigen targets per year. Cell Genesys is obligated to make certain payments to Abgenix for these rights including license fees and royalties on future product sales. The GTRA also prohibits Abgenix from granting any third-party licenses for antibody products based on antigens nominated by Abgenix for its own purposes where the primary field of use is gene therapy. In the case of third-party licenses granted by Abgenix where gene therapy is a secondary field, Abgenix is obligated to share with Cell Genesys a portion of the cash milestone payments and royalties resulting from any products in the field of gene therapy.

Other Collaborations. Cell Genesys has licensing agreements relating to its proprietary viral vector technologies.  These collaborations enable Cell Genesys to either acquire commercial rights to therapeutic genes or to receive monetary reimbursement for providing viral vector technologies to companies that commercialize these technologies for the research market.   Examples include agreements with the Clontech division of Becton Dickinson and Invitrogen for specific vector technologies. In 2002, the Company discontinued its research collaborations with EntreMed, Inc., and Rigel, Inc. for antiangiogenesis gene therapy to focus on other preclinical cancer gene therapy programs.

In December 2002, the Company announced the formation of a three-year research collaboration with VectorLogics, Inc., in which Cell Genesys' oncolytic virus therapies will be evaluated in combination with novel methods to further enhance the viruses' cell targeting abilities.

In early 2003, Cell Genesys entered into an exclusive worldwide research and license agreement with the Ludwig Institute for Cancer Research for gene therapy rights to vascular endothelial growth factor receptor- 3 (VEGFR-3), a novel protein believed to play a key role in the spread of cancer to lymph glands. Under the terms of the research agreement, Cell Genesys' proprietary adeno-associated viral (AAV) gene delivery system will be used in preclinical studies to evaluate the inhibition of VEGFR-3 with the goal of reducing the metastasis (spread) of tumors. This strategy is based on the concept that delivering a gene which results in long-term expression of an anticancer protein may be a more efficient and practical way to deliver such therapy than repeated protein injections over a long period of time. The VEGFR- 3 collaboration complements Cell Genesys' other programs in cancer gene therapy, which currently focus on blocking tumor angiogenesis, or tumor blood vessel growth, as a potential cancer treatment strategy.

Patents and Trade Secrets

The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. Cell Genesys currently has approximately 330 issued or granted patents and over 390 pending applications. While Cell Genesys is currently prosecuting its patent applications, it cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will not be invalidated. Because patent applications in the United States are confidential until patents are issued and publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Cell Genesys cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

The commercial success of the Company will also depend in part on not infringing the patents or proprietary rights of others and not breaching licenses granted to the Company. The Company is aware of competing intellectual property relating to both its programs in cancer vaccines and oncolytic viruses. While the Company currently believes it has freedom to operate in these areas, there can be no assurance that its position will not be challenged by others in the future. The Company may be required to obtain licenses to certain third-party technologies or genes necessary in order to market our products. Any failure to license any technologies or genes required to commercialize our technologies or products at reasonable cost may have a material adverse effect on the Company's business, results of operations or financial condition.

Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. To determine the priority of inventions, interference proceedings are frequently declared by the U.S. Patent and Trademark Office, which could result in substantial costs to the Company and may result in an adverse decision as to the priority of the Company's inventions. Cell Genesys is currently involved in multiple interference and/or opposition proceedings with regard to: (i) gene activation technology, (ii) certain ex vivo gene therapies, (iii) chimeric receptor technology and (iv) certain vector technologies. The outcomes of these proceedings cannot be predicted, but are not expected to have a material adverse effect on the Company's intellectual property position or our business. The Company may be involved in other interference and/or opposition proceedings in the future. The Company believes there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

Competition

The Company faces substantial competition in the development of products for cancer and other diseases. This competition, from other manufacturers of the same type of products and from manufacturers of different types of products designed for the same uses, is expected to continue in both U.S. international markets. Cancer vaccines, oncolytic virus therapies and cancer gene therapies, the three primary focus areas of the Company, are rapidly evolving areas of the biotechnology industry and are expected to undergo many changes in the coming years as a result of technological advances. Cell Genesys is aware of a number of groups that are developing cancer vaccines, oncolytic virus therapies and cancer gene therapies including early-stage and established biotechnology companies, pharmaceutical companies, academic institutions, government agencies and research institutions. The Company faces competition from these groups in areas such as recruiting employees, acquiring technologies that might enhance the Company's ability to market products, establishing relationships with certain research or academic institutions, enrolling patients in clinical trials and in partnering certain of its programs with larger pharmaceutical companies. It is possible that the Company's competitors could achieve earlier market commercialization, could have superior patent protection, or could have safer, more effective or more cost-effective products. These factors could render the Company's potential products less competitive, which could have a material adverse effect on our business.

Human Resources

As of December 31, 2002, Cell Genesys employed 336 persons, of whom 39 hold Ph.D. degrees and five hold M.D. degrees. Approximately 269 employees are engaged in research, development and manufacturing, and 67 employees support business development, intellectual property, finance and other administrative functions. Many of Cell Genesys' management have had prior product development experience in the biotechnology and pharmaceutical industries.

Cell Genesys' success will depend in large part upon its ability to attract and retain employees. Cell Genesys faces competition in this regard from other companies, research and academic institutions, government entities and other organizations. Cell Genesys believes that it maintains good relations with its employees.

Executive Officers

The executive officers of Cell Genesys and their ages as of March 31, 2003, are as follows:

Name	Age	Positon with Cell Genesys
Stephen A. Sherwin, M.D	54	Chairman of the Board and Chief Executive Officer
Joseph J. Vallner, Ph.D.	56	President and Chief Operating Officer
Matthew J. Pfeffer	45	Vice President and Chief Financial Officer
Dale G. Ando M.D.	49	Vice President -- Clinical Research
Christine McKinley	49	Vice President -- Human Resources
Michael W. Ramsay	46	Senior Vice President -- Manufacturing Operations
Robert H. Tidwell	59	Senior Vice President -- Corporate Development
Peter K. Working, Ph.D.	55	Senior Vice President -- Research and Development

Dr. Sherwin has served as chief executive officer and a director of Cell Genesys since March 1990. Dr. Sherwin also served as president until July 2001, at which time Joseph J. Vallner, Ph.D. was appointed president. In March 1994, Dr. Sherwin was elected to the additional position of chairman of the board. From 1983 to 1990, Dr. Sherwin held various positions at Genentech, Inc., a biotechnology company, most recently as vice president of clinical research. Prior to 1983, Dr. Sherwin was on the staff of the National Cancer Institute. Dr. Sherwin currently serves as the chairman of the board of Ceregene, Inc., a majority-owned subsidiary of Cell Genesys. He is also a director of Neurocrine Biosciences, Inc., Rigel Pharmaceuticals, Inc. and privately-owned Calyx Therapeutics, Inc. Dr. Sherwin, who also serves as a board member of the Biotechnology Industry Organization, holds a B.A. in biology from Yale University, an M.D. from Harvard Medical School and is board-certified in internal medicine and medical oncology.

Dr. Vallner joined Cell Genesys in October 1999 as executive vice president and chief operating officer. Effective July 2001, Dr. Vallner was appointed president of the Company. He currently manages the research, development, clinical, regulatory, manufacturing and operations departments at Cell Genesys. Prior to joining Cell Genesys, Dr. Vallner was with SEQUUS Pharmaceuticals from 1992 to 1999 where he was instrumental in the product launch of two products including Doxil®, a liposome-based cancer therapeutic. In addition, Dr. Vallner helped transition SEQUUS through its merger with ALZA Corporation. Prior to that, he held various positions with Syntex Corporation and G.D. Searle and Company from 1983 to 1986, and was an associate professor of pharmaceutics at the University of Georgia. Dr. Vallner, who serves as a board member of the California Healthcare Institute, received his Ph.D. in pharmaceutics, his M.S. in physical chemistry and his B.S. in pharmacy from the University of Wisconsin, Madison.

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

Dr. Ando, vice president, clinical research, joined Cell Genesys in July 1997. Dr. Ando previously served as director of clinical gene therapy for Chiron Technologies at Chiron, where he served from 1992 to 1997 His experience includes clinical development of biological therapeutics and gene therapy for both cancer and HIV infection. From 1988 to 1990, Dr. Ando was with Cetus Corporation, where the last position he held was Physician, Clinical Research and Development. Dr. Ando began his career as a faculty member at the UCLA School of Medicine in the division of rheumatology from 1983 to 1988. He received his M.D. and Internal Medicine training at the University of Michigan and a B.S. in Chemistry from Stanford University.

Ms. McKinley, vice president, human resources, joined Cell Genesys in l994. From 1986 to 1994, she was responsible for human resources at Nellcor Puritan Bennett, Inc. Previously, Ms. McKinley also worked at Genentech, Inc. from1985 to 1994 in various human resource positions. She received a B.A. in psychology from the University of California, Santa Barbara.

Mr. Ramsay joined Cell Genesys in January 2002 and serves as senior vice president, manufacturing operations. Prior to joining Cell Genesys, Mr. Ramsay served as a vice president of manufacturing at ALZA Corporation from 1999 to 2001. Mr. Ramsay also held various positions between 1992 to 1999 with SEQUUS Pharmaceuticals, including vice president of manufacturing operations, as well as various positions at Syntex Corporation focusing on manufacturing, product development and regulatory affairs from 1978 to 1991. Mr. Ramsay holds a Bachelor of Pharmacy from the University of Nottingham in the United Kingdom.

Mr. Tidwell, senior vice president, corporate development, has been with Cell Genesys since August 2000. Prior to joining Cell Genesys, Mr. Tidwell was vice president of business development at Calydon, Inc. from 1998 to 2000. Mr. Tidwell has also held various management positions with such companies as Boston Life Sciences, where he served as chief operating officer from 1993 to 1994, Genetics Institute, where he was vice president of marketing and business development from 1988 to 1993, and Eli Lilly and Company, where he held various positions including director of worldwide pharmaceutical licensing, between 1969 and 1985. Mr. Tidwell holds an M.B.A from The Ohio State Graduate School of Business and a Bachelor of Pharmacy from The Ohio State School of Pharmacy.

Dr. Working joined Cell Genesys in September 2001 and serves as senior vice president, research and development. Prior to joining Cell Genesys, from 1999 to 2001, Dr. Working served as vice president of analytical and non-clinical sciences and principal scientist at ALZA Corporation. Dr. Working has also held various positions with SEQUUS Pharmaceuticals, where from 1997 to 1999 he served as vice president of research and development, as well as Genentech, Inc. where he served from 1988 to 1992 as a senior toxicologist and head of the Experimental Toxicology Group in the Department of Safety Evaluation. Dr. Working holds Ph.D., M.S. and B.S. degrees from the University of California, Davis and an M.A. degree from the University of California, San Francisco.

Medical Advisory Board

Cell Genesys has established a prominent Medical Advisory Board ("MAB") that includes several leaders in the field of oncology. As of March 31, 2003, the board consists of the following individuals:

             NAME                                 SCIENTIFIC POSITION
-------------------------------   ---------------------------------------------------
Bruce Chabner, M.D.............   Chief of Hematology/Oncology,
                                  Massachusetts General Hospital
                                  Clinical Director, Massachusetts
                                  General Hospital Cancer Center
                                  Professor of Medicine,
                                  Harvard Medical School

Jordan U. Gutterman, M.D.......   Department of Molecular Therapeutics
                                  Professor of Medicine
                                  University of Texas
                                  M.D. Anderson Cancer Center

Craig Henderson, M.D...........   Adjunct Professor of Hematology/Oncology
                                  University of California, San Francisco

Ronald Levy, M.D...............   Robert K. Summy and Helen K. Summy
                                  Professor of Medicine
                                  Chief of the Division of Oncology
                                  Stanford University School of Medicine

William Nelson, M.D., Ph.D.....   Associate Professor of Oncology, Pathology,
                                  Pharmacology and Medicine, and Urology
                                  Sidney Kimmel Comprehensive Cancer Center
                                  Johns Hopkins University

John T. Potts, Jr., M.D. ......   Director of Research
                                  Massachusetts General Hospital
                                  Physician-in-Chief Emeritus Jackson
                                  Distinguished Professor of Clinical Medicine
                                  Harvard Medical School

Dr. Potts, who is also a member of the Cell Genesys Board of Directors, serves as a liaison between the MAB and the Board of Directors and makes periodic reports on the findings of the MAB to the Board.

Scientific Advisory Board

Cell Genesys has established a prominent Scientific Advisory Board ("SAB") that includes several leaders in the fields of cancer immunotherapy and gene therapy. As of March 31, 2003, the board consists of the following individuals:

             NAME                                 SCIENTIFIC POSITION
-------------------------------   ---------------------------------------------------
Fred H. Gage, Ph.D.............   Professor of Neuroscience
                                  The Salk Institute

Ronald N. Germain, M.D., Ph.D..   Deputy Chief of Laboratory of Immunology
                                  National Institutes of Health
                                  National Institute of Allergy and Infectious Diseas

Raju S. Kucherlapati, Ph.D.....   Scientific Director
                                  Harvard-Partners Center for Genetics and Genomics
                                  Paul C. Cabot Professor of Genetics
                                  Professor of Medicine
                                  Harvard Medical School

John T. Potts, Jr., M.D........   Director of Research
                                  Massachusetts General Hospital
                                  Physician-in-chief Emeritus Jackson
                                  Distinguished Professor of Clinical Medicine
                                  Havard Medical School

Thomas E. Shenk, Ph.D..........   Elkins Professor
                                  Chiarman of the Department of Molecular Biology
                                  Professor, Princeton University

Inder M. Verma, Ph.D...........   Professor of Molecular Biology and Virology
                                  The Salk Institute

Dr. Verma, who is also a member of the Cell Genesys Board of Directors, serves as a liaison between the SAB and the Board of Directors and makes periodic reports on the findings of the SAB to the Board.

Item 2. Properties

On November 7, 2002, Cell Genesys announced that it had completed construction of the portion of its Hayward, California manufacturing facility necessary to support the Company's Phase 3 clinical trial of GVAX® prostate cancer vaccine. Cell production, a key portion of the vaccine manufacturing process, has begun at the site in preparation for Phase 3 manufacturing.

During 2002, Cell Genesys completed modifications to its viral-based product manufacturing facility in San Diego, California. The Company acquired this 48,000 square-foot facility from Chiron Corporation in January 2001.

On February 12, 2002, Cell Genesys announced that it had leased a 35,000 square-foot manufacturing facility in Memphis, Tennessee. Cell Genesys plans to use the Memphis facility to manufacture patient-specific GVAX® lung cancer vaccines for both Phase 3 clinical trials and potential market launch. The facility provides Cell Genesys with a centrally located facility to receive and process tumor cells obtained from patient biopsies, manufacture the patient-specific vaccine products, carry out quality control testing and ship the vaccine products back to the patient treatment centers. In December 2002, the Company announced that it had completed the construction of the facility necessary for the initiation of Phase 3 trials.

Cell Genesys maintains its headquarters in South San Francisco, California. The facility consists of approximately 154,000 square feet of research and development and administrative space. Cell Genesys moved to this location in March 2003 from its previous facilities in Foster City, California. The Company is actively pursuing sublease alternatives for its facilities in Foster City. In December 2002, the Company recorded an accrual for lease exit costs in the amount of approximately $6.2 million in association with the estimated remaining lease obligation for the Foster City facilities. The lease agreements for the Foster City facilities are expected to continue through the contractual termination of January 2006.

Ceregene, Inc., a majority-owned subsidiary of Cell Genesys, is currently subleasing approximately 20,000 square feet for its headquarters and research laboratory space in San Diego, California. The lease commenced in March 2002 and has a five year duration.

Cell Genesys has other leased facilities, including facilities in Alameda, California that were acquired in connection with its acquisition of Somatix Therapy Corporation in 1997. Cell Genesys had been subleasing these facilities to other companies under sub-leasing arrangements.

Item 3. Legal proceedings

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Cell Genesys Common Stock is traded in the over-the- counter market and is quoted on The Nasdaq National Market under the symbol "CEGE." The following table sets forth, for the periods indicated, the high and low closing prices per share of Cell Genesys Common Stock as reported by The Nasdaq National Market. Cell Genesys did not pay any cash dividends with respect to the Cell Genesys Common Stock during any of the periods indicated below.

                                                          High        Low
                                                        ---------  ---------
2001
  First Quarter....................................... $   22.44  $   12.50
  Second Quarter...................................... $   20.50  $   12.61
  Third Quarter....................................... $   20.97  $   13.79
  Fourth Quarter...................................... $   24.80  $   15.60

2002
  First Quarter....................................... $   22.99  $   15.00
  Second Quarter...................................... $   17.73  $   12.02
  Third Quarter....................................... $   14.35  $   10.68
  Fourth Quarter...................................... $   13.03  $   10.47

As of March 14, 2003, there were 961 holders of record and approximately 29,000 beneficial holders of the Company's Common Stock. On March 14, 2003, the last reported sales price on the Nasdaq National Market for the Common Stock was $6.82. The market for the Company's Common Stock is highly volatile.

The Company has 665 shares of Series B redeemable convertible preferred stock outstanding, held by 8 holders of record. The preferred stock is convertible into shares of common stock at the option of the holder, as of December 31, 2002 the carrying value was approximately $7.6 million. No established public trading market exists for the preferred stock itself. For a description of the terms of the preferred stock, see Note 9 of Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                     Year Ended December 31,
                                                    ------------------------------------------------------
                                                      2002       2001        2000       1999       1998
                                                    ---------  ---------  ----------  ---------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                 (in thousands, except per share amounts)

Revenue........................................... $  39,141  $  28,317  $   24,209  $  33,607  $  24,146
Operating expenses:
  Research and development........................    75,138     50,752      30,474     24,538     37,932
  General and administrative (1)..................    20,697     11,850       6,984      4,833      8,204
  Charge (credit) for purchased in-process
   technology.....................................      (186)    18,042         --         --         --
  Merger termination costs........................                                      15,382
                                                    ---------  ---------  ----------  ---------  ---------
Total operating expenses..........................    95,649     80,644      37,458     44,753     46,136
                                                    ---------  ---------  ----------  ---------  ---------
Operating loss....................................   (56,508)   (52,327)    (13,249)   (11,146)   (21,990)
Equity in loss of Abgenix, Inc....................       --          --         --      (3,083)    (2,917)
Gain on sale of stock of Abgenix, Inc. common stoc     2,246         --     239,660        --       7,020
Interest and other income, net....................     8,931     17,878      13,172      2,235      1,567
                                                    ---------  ---------  ----------  ---------  ---------
Income (loss) before minority interest, income
   taxes and cumulative effect of change
   in accounting................................     (45,331)   (34,449)    239,583    (11,994)   (16,320)
Loss attributed to minority interest..............        96        264         --         --       4,192
                                                    ---------  ---------  ----------  ---------  ---------
Income (loss) before income taxes and cumulative
   effect of change in accounting ..........         (45,235)   (34,185)    239,583    (11,994)   (12,128)
Benefit (provision) for income taxes..............    18,636      5,512     (64,203)       --         --
                                                    ---------  ---------  ----------  ---------  ---------
Income (loss) before cumulative effect of
   change in accounting...........................   (26,599)   (28,673)    175,380    (11,994)   (12,128)
Cumulative effect of change in accounting
   principle, net of taxes (2)....................        --        --       (6,460)       --         --
                                                    ---------  ---------  ----------  ---------  ---------
Net income (loss) ................................ $ (26,599) $ (28,673) $  168,920  $ (11,994) $ (12,128)

Deemed dividend to preferred stockholders.........       702        785         756        392      1,088
                                                    ---------  ---------  ----------  ---------  ---------
Income (loss) attributed to common stockholders... $ (27,301) $ (29,458) $  168,164  $ (12,386) $ (13,216)
                                                    =========  =========  ==========  =========  =========
Basic income (loss) per common share ............. $   (0.76) $   (0.85) $     4.99  $   (0.39) $   (0.46)
                                                    =========  =========  ==========  =========  =========
Diluted income (loss) per common share............ $   (0.76) $   (0.85) $     4.55  $   (0.39) $   (0.46)
                                                    =========  =========  ==========  =========  =========
Weighted average shares of common stock
   outstanding -- basic.............................  35,889     34,746      33,716     31,682     28,607
                                                    =========  =========  ==========  =========  =========
Weighted average shares of common stock
   outstanding -- diluted.........................    35,889     34,746      36,952     31,682     28,607
                                                    =========  =========  ==========  =========  =========

(1) The year ended December 31, 2002 includes accrued facility exit costs of $6.2 million.
(2) Reflects the impact of the adoption of SAB 101 on revenue recognition effective January 1, 2000. Pro forma amounts of net income (loss) and related duluted per share amounts, excluding the effects of deemed dividends to preferred stockholders and assuming retroactive application of the change in accounting principle for the years ended 2000, 1999, and 1998 are as follows (in thousands, except per share amounts):

Pro forma:                                                                     2000       1999       1998
      Net income (loss)..................................................$  175,380  $ (10,257) $ (22,277)
      Income (loss) per common share-diluted.............................$     4.75  $   (0.32) $   (0.78)

                                                                        December 31,
                                                    ------------------------------------------------------
                                                      2002       2001        2000       1999       1998
                                                    ------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:                                       (in thousands)

Cash, cash equivalents and short-term investments,
  including restricted cash and investments....... $ 166,905  $ 258,649  $  259,647  $  50,287  $  53,243
Working capital...................................   178,948    420,779     549,985    334,646     44,080
Total assets......................................   405,848    615,310     793,716    489,683     65,799
Total current liabilities.........................    68,373    149,690     239,002    150,430      9,964
Long-term obligations.............................    98,695     60,000       1,350      3,198      4,860
Redeemable convertible preferred stock............     7,632     17,970      17,185      7,679     12,083
Accumulated deficit...............................   (90,156)   (63,557)    (34,883)  (203,803)  (191,809)
Stockholders' equity..............................   231,148    387,554     536,179    328,376     38,892

QUARTERLY RESULTS OF OPERATIONS                                    2002
(unaudited)                                         ---------------------------------------------
                                                    March 31    June 30   September 30December 31
                                                    ---------------------------------------------
                                                        (in thousands, except per share amounts)
Revenue (1)....................................... $   4,595  $  31,102  $    1,479  $   1,968
Research and development..........................    16,563     17,800      19,490     21,285
General and administrative........................     3,658      4,348       3,370      9,321
Charge (credit) for purchased in-process
   technology.......................................      --         --        (186)        --
Net income (loss) (2)............................. $  (8,818) $   6,481  $  (12,712) $ (12,252)
Basic income (loss) per common share.............. $   (0.25) $    0.18  $    (0.35) $   (0.34)
Diluted income (loss) per common share............ $   (0.25) $    0.17  $    (0.35) $   (0.34)

(1) The quarter ended June 30, 2002 includes an upfront fee in the amount of $26.0 million related to the TKT license agreement.
(2) The quarter ended December 31, 2002 includes a gain on sale of Abgenix, Inc. common stock of approximately $2.2 million and accrued facility exit costs of $6.2 million.

QUARTERLY RESULTS OF OPERATIONS                                    2001
(unaudited)                                         ---------------------------------------------
                                                    March 31    June 30   September 30  December 31
                                                    ---------------------------------------------
                                                        (in thousands, except per share amounts)
Revenue (3)....................................... $   5,973  $   4,036  $    4,635  $  13,673
Research and development..........................    10,726     11,010      12,362     16,654
General and administrative........................     2,700      2,839       2,786      3,525
Charge for purchased in-process technology (4)....        --         --      18,042         --
Net income (loss) ................................ $    (203) $  (4,678) $  (22,384) $  (1,408)
Basic income (loss) per common share.............. $   (0.01) $   (0.14) $    (0.64) $   (0.06)
Diluted income (loss) per common share............ $   (0.01) $   (0.14) $    (0.64) $   (0.06)

(3) The quarter ended December 31, 2001 includes milestone revenue from the collaboration with Japan Tobacco.
(4) The quarter ended September 30, 2001 includes a charge for the acquisition of Calydon, Inc.

Statements made in this Item other than statements of historical fact, including statements about the Company's and its subsidiaries' clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect the Company under "Other Factors Affecting Future Operations" below. The Company does not undertake any obligation to update forward-looking statements. The following should be read in conjunction with the Company's consolidated financial statements located elsewhere in this Company's Annual Report on Form 10-K for the year ended December 31, 2002 and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since its inception in April 1988, Cell Genesys has focused its research and product development efforts on human disease therapies that are based on innovative gene modification technologies. The Company's strategic objective is to develop and commercialize biological therapies, including cancer vaccines, oncolytic virus therapies and cancer gene therapies, to treat multiple types of cancer. Cell Genesys' current clinical programs include GVAX® cancer vaccines and oncolytic virus therapies. GVAX® cancer vaccines are in Phase 2 studies for prostate cancer, lung cancer, pancreatic cancer and leukemia and in Phase 1/2 studies for multiple myeloma. The Company expects to initiate Phase 3 trials for GVAX® prostate cancer vaccine and GVAX® lung cancer vaccine during the next year. Ongoing clinical programs evaluating the Company's oncolytic virus therapies include a Phase 2 study of CG7870, an intratumorally administered therapy for early-stage prostate cancer. In addition, Cell Genesys has preclinical oncolytic virus therapy programs evaluating potential therapies for bladder cancer, liver cancer and colon cancer as well as preclinical cancer gene therapy programs evaluating potential therapies for multiple types of cancer. The Company plans to file an IND for CG8840, an oncolytic virus therapy for the treatment of bladder cancer, during the next year. Additionally, Cell Genesys has a majority-owned subsidiary, Ceregene, Inc., which is focused on gene therapies for neurological disorders, and continues to hold approximately 8.7 million shares of common stock of its former subsidiary, Abgenix, Inc. (Nasdaq: ABGX), which is focused on the development and commercialization of antibody therapies.

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, lease accounting, income taxes and use of estimates to to be critical policies.

Revenue recognition

Since the Company's inception, a substantial portion of our revenues has been generated from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically include upfront payments, cost reimbursements and milestone payments. Revenue under these agreements from non-refundable upfront license fees and other payments where the Company continues involvement through development is recognized ratably over the development period. The Company recognizes cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred. Incentive milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Cell Genesys, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. As such, the incentive milestones are substantially at risk at the inception of the contract and the values assigned thereto are commensurate with the milestone achieved. Upon the achievement of an incentive milestone event, the Company has no future performance obligations related to that payment. Deferred revenue represents the portion of research payments received that has not been earned.

Lease Accounting

During the three month period ended December 31, 2002, the Company recorded a charge of approximately $6.2 million for lease exit costs associated with the Company's move to the South San Francisco, California headquarters in March 2003. Cell Genesys utilized current market conditions to estimate the charge for lease exit costs related to the move of its corporate headquarters to South San Francisco, California and the related vacancy in Foster City, California. Total rent payments for the Company's Foster City location are $16.8 million. The charge will be adjusted as necessary based on our ability to sub-lease the facilities and then current market conditions.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates in the financial statements include, but are not limited to, accrued but unbilled expenses in clinical trials, expenses for certain outside experts and consultants useful lives of property and equipment, and other items.

Income taxes

Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.  We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances.  If we determined that we would be able to realize our deferred tax assets in the future in excess of our net deferred tax assets, adjustments to the deferred tax assets would increase income by reducing tax expense in the period that we made such determination.  Likewise, if we determined that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the deferred tax assets would decrease income by increasing tax expense in the period that we made such determination.

Results of Operations

Revenue

Revenue increased to $39.1 million in 2002 from $28.3 million in 2001 and $24.2 million in 2000. The increase in revenues in 2002 can be attributed primarily to the receipt of an upfront fee of $26.0 million associated with a license agreement with Transkaryotic Therapies, Inc. ("TKT") for the Company's gene activation technology.

Revenue from the Company's GVAX® collaboration agreement with the pharmaceutical division of Japan Tobacco ("JT") for 2002 was $11.6 million compared to $25.1 million in 2001 and $21.3 million in 2000. Of the revenue from JT in 2002, $9.8 million, or 84 percent was related to cost reimbursement. The decrease in revenue under the JT agreement is attributed to the termination of the license agreement with JT in October 2002 which pertained to GVAX® lung cancer vaccines. Previously during 2001, the Company had restructured its GVAX® collaboration with JT to regain full rights to its GVAX® prostate cancer vaccine program and converted its GVAX® lung cancer vaccine program to a reciprocal royalty arrangement. Under the October 2002 termination agreement, full commercial rights to the entire GVAX® cancer vaccine portfolio was reverted to Cell Genesys. Revenues for 2000 were impacted by the adoption of SAB 101 and the resulting change in the Company's revenue recognition policy. As a result of the adoption of SAB 101, a cumulative effect of a change in accounting of $6.5 million, net of taxes, was recorded in 2000 (see the revenue recognition note in the Notes to the Consolidated Financial Statements for further information on our adoption of SAB 101).

The Company's gene activation technology agreement with Aventis for gene activated erythropoietin ("EPO") provides for milestone payments and annual maintenance fees, in addition to royalties on future sales of gene-activated EPO products. The Company recognized revenue of $1.1 million, $3.2 million and $2.8 million in 2002, 2001 and 2000, respectively, pursuant to the Aventis agreement. Of the revenue from Aventis during 2002, $1 million, or 91 percent was related to an annual maintenance.

Research and development expenses

Research and development costs increased to $75.1 million in 2002 from $50.8 million during 2001, and $30.5 million in 2000. The increase can be attributed primarily to the Company's expanding clinical trials for both its GVAX® cancer vaccines and oncolytic virus therapy programs. During 2002, the Company advanced its clinical trial programs, including trials of GVAX® vaccines in multiple cancers and oncolytic virus therapies, as well as its preclinical cancer gene therapy programs. The Company expects that its research and development expenditures will continue to increase in future years to support expanded, more advanced and more numerous clinical trials and additional product development activities. The rate of increase depends on a number of factors, including progress in research and development and the results of clinical trials.

Biopharmaceutical products such as those developed by Cell Genesys generally take 10 to 15 years to research, develop and bring to market in the United States. Drug development in the U.S. is a process that includes several steps regulated by the FDA. The process begins with the filing of an IND which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase 1, 2, and 3. Costs for each phase are generally larger than the preceding phase, as the size of the clinical trial (number of patients) grows. The most significant costs associated with clinical development are the Phase 3 trials as they tend to be the longest and largest studies conducted during the drug development process. We currently have two products in development that have been targeted for Phase 3 studies. However, the successful development of our products is highly uncertain. Estimates of product completion dates and completion costs can vary significantly for each product and are difficult to predict. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. However, we estimate that clinical trials of the type we generally conduct are usually completed over the following timelines:

      Clinical Phase         Estimated Completion Period

         Phase 1                    1-3 years
         Phase 2                    1-3 years
         Phase 3                    2-5 years

Many factors may delay our commencement and speed of completion of clinical trials, including the size/number of patients participating in the trial, the duration of patient follow-up required, the number of clinical sites at which the trial is conducted, and the length of time required to locate and enroll suitable patient subjects. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. There can be no assurance that any approval required by the FDA or other regulatory body will be obtained on a timely basis, if at all. For additional discussion of the risks and uncertainties associated with completing development of potential products, see "Other Factors Affecting Future Operations" below.

Included below is a summary of products and the related stage of development for each product in clinical development. The information in the column labeled "Estimated Completion of Phase" contains forward-looking statements regarding timing of completion of product development phases. Timing of completion of these trials is based on typical times to completion for trials of that type at such phases of development. The actual timing of completion of these phases of clinical trials could differ materially from the estimates provided in the table due to the number of patients enrolled in the trial, the number of clinical trial sites involved, the time needed to fully enroll the trial, the time required for patient follow-up and other factors. In addition, it is possible that any of these ongoing clinical trials may never be completed due to the occurrence of unacceptable treatment-related side effects, lack of clinical efficacy, insufficient supply of product for these clinical trials and other factors. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see ""Other Factors Affecting Future Operations" below.

                                                    Phase of      Estimiated Completion
     Product                 Indication            Development         of Phase
     ------------------------------------------------------------------------------------
  GVAXreg; Prostate    Prostate cancer              Phase 2          2003
  GVAXreg; Lung        Non small-cell lung cancer   Phase2         2003 - 2004
  GVAXreg; Pancreatic  Pancreatic cancer            Phase 2        2003 - 2004
  GVAXreg; Leukemia    Acute Leukemia               Phase 2        2003 - 2004
  GVAXreg; Myeloma     Multiple Myeloma             Phase 1/2        2003
  CV7870 Oncolytic Virus          Prostate cancer              Phase 1          2003

General and Administrative Expenses

General and administrative expenses were $20.7 million during 2002, compared to $11.9 million and $7.0 million in 2001 and 2000, respectively. During 2002, Cell Genesys recorded a charge of approximately $6.2 million for lease exit costs for its facilities in Foster City, California, in association with the move to its new facilities in South San Francisco. In addition, the remaining increase in 2002 was primarily attributed to approximately $1.1 million related to increased headcount costs and increased facility related costs of $1.1 million. Of the increase in 2001 compared to 2000, approximately $1.6 million was related to headcount costs, $1.2 million increased facility costs and $0.7 increased consulting services. Excluding the impact of the $6.2 million lease exit charge, future spending for general and administrative costs is expected to continue to increase in future years to support the growing infrastructure needs of the Company, particularly in the area of facilities.

Purchased in-process technology

During 2002, Cell Genesys recorded a credit of $186,000 to purchased in-process technology related to its acquisition of Calydon, Inc. in 2001. The adjustment related to the return to Cell Genesys of a portion of the purchase price held in escrow in accordance with the terms of the purchase agreement. In 2001, Cell Genesys recorded a charge of $18 million for the purchased in-process technology from the acquisition of Calydon, and does not anticipate that there is any alternative future use for the in-process technology that was expensed. Cell Genesys continues research in the technology acquired in the acquisition of Calydon.

Interest income, interest expense and other income

Interest and other income was $9.9 million in 2002, compared to $18.4 million and $13.6 million in 2001 and 2000, respectively. The higher income in 2001 compared to 2002 and 2000 is a result of higher average cash balances, plus $8.0 million of realized gains earned from the sale of certain tax-free securities during the first quarter of 2001. Also, interest rates in 2002 and the latter part of 2001 were lower compared to rates in 2000. In 2002, the Company realized $2.2 million gain on the sale of Abgenix stock. In 2000, the Company realized $239.7 million gain on the sale of Abgenix common stock. The Company did not sell any Abgenix common stock during 2001.

Interest expense increased to $1.0 million in 2002 from $0.5 million in 2001 and $0.4 million in 2000. The increase in 2002 is a result of a $60 million liquid collateral debt financing completed in December 2001 in connection with the construction of the Company's manufacturing facility in Hayward, California. The Company capitalized interest expense in 2002 of approximately $751,000 as part of the construction costs.

Income taxes

The Company recorded a tax benefit for 2002 of $18.6 million and $5.5 for 2001, which primarily represents the estimated refund available from the carryback of losses to offset taxable income in 2000. In 2000, Cell Genesys recorded a tax provision of $64.2 million primarily as a result of gains from its sale of Abgenix stock. At December 31, 2002, Cell Genesys had federal net operating loss carryforwards of approximately $65 million. The 2002 net operating losses will expire in the years 2011 through 2021, if not utilized. The large capital gains associated with the sale of a portion of the Company's investment in Abgenix during February and November 2000 were substantially offset by utilizing a large portion of the Company's previously available net operating loss carryforwards and tax credits.

Losses, excluding non-recurring charges and gains from sales of Abgenix stock, are expected to continue and may increase in future years as operating expenses rise, particularly as the Company incurs expenses related to manufacturing and late-stage human testing of its potential products.

Liquidity and Capital Resources

Cell Genesys ended 2002 with approximately $166.9 million in cash, cash equivalents and short-term investments, of which $67.3 million is classified as restricted cash primarily related to the Company's debt financing. Information regarding the classification of these assets is included in Notes to Financial Statements, "Fair Value of Financial Instruments." The Company has maintained its financial position through strategic management of its resources including the Company's holdings in Abgenix of which Cell Genesys continues to hold approximately 8.7 million shares of common stock and by relying on funding from various corporate collaborations and licensing agreements. Additionally, in December 2002, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) pursuant to Rule 415 under the Securities Act of 1933, as amended, which, once effective, would allow the company to offer up to $150 million of securities on short notice in subsequent public offerings. However, there can be no assurance the Company will be able to issue such securities on acceptable terms, or at all.

Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements, sales of Abgenix common stock and secured financing. In 2002 and 2000, Cell Genesys received approximately $2.5 million and $243.9 million, respectively, in net proceeds from the sale of shares of Abgenix common stock. Cell Genesys did not sell any Abgenix stock in 2001.

In connection with the gain on sale of Abgenix common stock in 2000, the Company paid $41.5 million in federal and state income tax. The Company recorded a tax benefit for 2002 of $18.6 million, which represents the estimated refund available primarily from the carryback of losses in 2002 to offset taxable income in 2000. Since 2001 the Company has received $19 million in tax refunds from the carryback of losses. The Company has additional unutilized net operating loss ("NOL") carryforwards, although the future utilization of these NOL carryforwards is limited by IRS regulation Section 382, which imposes an annual limitation on taxable income that can be offset by NOLs following a change in control. The Company, for IRS purposes, experienced a change in control during its acquisition of Somatix in 1997. It is the Company's current intention to minimize future tax liabilities on sales of Abgenix stock by offsetting gains against current operating losses and the NOL carryforwards allowed under Section 382. In addition, the Company has certain research and development tax credits which it may utilize to offset the tax effects of such gains. However, under some circumstances the Company may sell more Abgenix stock and consequently recognize more gain than it may be able to shelter from tax using these methods.

Future minimum payments under non-cancelable operating leases, capital leases and debt financing at December 31, 2002, were (in thousands):

                                              Operating     Capital       Debt
                                               Leases       Leases      Financing
                                             -------------------------------------
Years ending December 31:
  2003..................................... $    10,699  $     5,514  $    10,532
  2004.....................................      10,822        6,171       10,275
  2005.....................................      11,168        6,332       10,017
  2006.....................................       4,410        6,406        9,759
  2007 and beyond..........................      18,127       87,289       25,057
                                             -----------  -----------  -----------
  Total minimum payments (1)............... $    55,226  $   111,712  $    65,639
                                             ===========

Less: Amount representing interest
      and executory costs..................                 ($58,520)      (5,639)
                                                          ------------------------
Present value of future debt payments......              $   $53,192  $    60,000
                                                          ------------------------
Less: Current portion of future payments...                   (5,608)      (8,889)
                                                          ------------------------
Non-current portion of payments.............             $    47,584  $    51,111
                                                           ========================

(1) Total operating lease commitments include rent payments for the Company's Foster City facilities of $16.8 million, of which $6.2 million was accrued as of December 31, 2002 as part of the estimated facility exit costs associated with our move to the South San Francisco, California headquarters in March 2003.

Cell Genesys leases certain of its facilities and equipment under non-cancelable operating leases. These leases, including the Hayward, Foster City, San Diego and Memphis facilities expire at various dates through 2017 and contain options for renewal. The South San Francisco facility lease is recorded as a capital lease as a result of certain amendments which required Cell Genesys to fund the costs of certain structural components of the facility. The Company's debt financing was obtained in conjunction with the construction of its Hayward manufacturing facility. For 2002, the debt financing bears an interest rate of LIBOR (London InterBank Offering Rate) plus 1.0 percent, and a term of six years. In January 2003, the rate was reduced to Libor plus 0.75 percent. Cell Genesys paid interest only for the first year, and will make quarterly payments of principle and interest and approximately a 30 percent balloon payment at the end of the six year term. Ceregene, a subsidiary of Cell Genesys, also maintains capital leases to fund the purchases of furniture and machinery equipment.

The Company has completed construction of its manufacturing facility for non patient specific cell-based vaccines in Hayward, California. Expenditures associated with the completion and validation of this facility during 2003 are expected to total approximately $5 million. In addition, the Company has completed the construction of its new manufacturing facility in Memphis, Tennessee that will be devoted to the manufacturing of patient-specific vaccines for lung cancer. Total additional costs for equipment and improvements for this facility are expected to approximate $1 million in 2003. Cell Genesys moved to its new headquarters facility in South San Francisco in March 2003. The headquarters include both the Company's research and development laboratories and administrative offices. Total additional costs for build-out of tenant improvements for this facility during 2003 are expected to be approximately $12 million.

Cell Genesys anticipates that its net operating use of cash during 2003 will be approximately $60-65 million. Net operating use of cash does not include capital expenditures or the cost of any potential acquisitions, nor does it reflect the potential offset by future sales of Abgenix stock or equity or debt financings. The Company's capital requirements depend on numerous factors, including: the progress of the Company's research and development programs and its preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the extent of funding from collaborative partners; the acquisition of new products or technologies; and the cost and outcome of litigation, patent interference proceedings or other legal proceedings. The Company's ongoing development programs and any increase in the number and size of programs and trials will reduce the Company's current cash resources and potentially create the need to raise further capital. Therefore, the Company may continue to consider financing alternatives, including potential equity and debt financings in addition to periodic sales of the Company's holdings of Abgenix stock.

A substantial portion of the Company's working capital consists of holdings of shares its former subsidiary, Abgenix. These shares are carried at market value and have been subject to extreme fluctuations in recent quarters due to the highly volatile nature of the market price of Abgenix stock. To the extent that the Company continues to hold a substantial amount of these shares, the Company's working capital position can be expected to continue to fluctuate in future periods. The value of the Company's investment in Abgenix common stock holdings was approximately $64.1 million at December 31, 2002 and approximately $301.2 million at December 31, 2001. In June 2002, the Company completed a license agreement with TKT under which it was to receive a portion of the consideration in the form of TKT common stock, the number of shares of which was to be determined when the shares became freely tradable, such that the shares would have a market value of $15 million at that time. In January 2003, the Company, under an amended agreement with TKT, received $15 million in cash in lieu of the TKT stock that was to be issued under the original license agreement. Based on this amended agreement, the Company has reclassified the "investment in TKT" as previously reported in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002, to "receivable from TKT" at December 31, 2002.

While Cell Genesys believes that its current liquidity position will be sufficient to meet its cash needs for at least the next year, the Company may entertain the possibility of raising additional capital to preserve its liquidity, depending on a number of conditions, including conditions in the capital markets. The sources of liquidity available to the Company include the sale of Abgenix securities, asset-backed debt financing, private or public placement of Cell Genesys equity securities, warrants, debt securities or depositary shares. The Company's evaluation processes regularly consider the liquidity of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to the Company may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative consequence in order to reduce or minimize a more significant negative consequence to stockholders.

Recent Accounting Pronouncements

Business combinations

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001, including the Company's acquisition of Calydon, Inc. in September 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. As the Company does not have goodwill recorded from previous acquisitions, the transitional impairment test was not applicable and the adoption of SFAS 142 did not impact the Company's consolidated financial condition or results of operations.

Asset retirement obligations

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS 143 in 2002 did not impact the Company's consolidated financial condition or results of operations.

Asset impairments

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The adoption of SFAS 144 in 2002 did not impact the Company's consolidated financial position or results of operations.

Exit or disposal activities

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and earlier adoption is encouraged. The Company intends to adopt SFAS 146 as of January 1, 2003.

Guarantor's accounting and disclosure requirements for guarantees, including direct guarantees of indebtedness of others

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("The Interpretation"). The Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The Company adopted the disclosure provisions of this Interpretation in 2002 and does not expect the adoption of the recognition and measurement requirements to impact Cell Genesys' financial position or results of operations.

Revenue arrangements with multiple deliverables

In November 2002, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Cell Genesys is currently evaluating the effect that the adoption of EITF 00-21 will have on its financial condition and results of operations.

Consolidation of variable interest entities

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable entity was established. Cell Genesys does not have variable interest entities and does not expect the adoption of FIN 46 to have a material effect on its financial condition or results of operations.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to Our Company

Our products are in developmental stage, are not approved for commercial sale and might not ever receive regulatory approval or become commercially viable. All of our potential cancer vaccines, oncolytic virus therapies and cancer gene therapy products are in research and development. We have not generated any revenues from the sale of products. We do not expect to generate any revenues from product sales for at least the next several years. Our products currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. Our research and development efforts may not be successful and any of our future products may not be ultimately commercially successful. Even if developed, our products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

Our cancer vaccine, oncolytic virus therapies and cancer gene therapy programs must undergo exhaustive clinical testing and may not prove to be safe or effective. If any of our proposed products are delayed or fail, we may have to curtail our operations. Gene therapy is a new technology. Existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to our specific gene therapy approaches are also limited. Our GVAX® cancer vaccines and oncolytic virus therapies are currently being tested in human clinical trials to determine their safety and efficacy. None of our other products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Unacceptable side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. Possible side effects of gene therapy may be serious and potentially life- threatening. There are many reasons that potential products that appear promising at an early-stage of research or development do not result in commercially successful products. Although we are testing proposed products or therapies in human clinical trials, we cannot guarantee that we will be permitted to undertake human clinical trials for any of our other products or that adequate numbers of patients can be recruited for our clinical trials. Also, the results of this testing might not demonstrate the safety or efficacy of these products. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Finally, even if our products proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at reasonable cost or that such a product will be successfully marketed.

We have not been profitable in our operations (absent the gains on sales of Abgenix stock and certain upfront or non-recurring license fees). We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future. We have incurred an accumulated deficit since our inception. At December 31, 2002, our accumulated deficit was approximately $90.2 million, compared with $63.6 million at December 31, 2001. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix stock. For the year ended December 31, 2002, we recorded a net loss attributed to common stockholders of $27.3 million, which included revenue of $26.0 million from an upfront fee in connection with the Company's license agreement with TKT in June 2002. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of research and development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses. We also have substantial lease obligations related to our new manufacturing and headquarter facilities impacting operating expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

We will need substantial additional funds to continue operations, and our ability to generate funds depends on many factors beyond our control. We will need substantial funds for existing and planned preclinical and clinical trials, to continue research and development activities, for lease obligations related to our manufacturing and headquarter facilities, and to establish manufacturing and marketing capabilities for any products we may develop. At some point in the future, we will also need to raise additional capital just to fund our operations. Our future capital requirements will depend on, and could increase as a result of, many factors, such as:

the progress and scope of our internally funded research, development and commercialization activities;

our ability to establish new collaborations and the terms of those collaborations;

competing technological and market developments;

the time and cost of regulatory approval;

the extent to which we choose to commercialize our future products through our own sales and marketing capabilities;

the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and

our success in acquiring and integrating complementary products, technologies or businesses.

We plan to raise additional funds through collaborative relationships, sales of some portion or all of our investment in Abgenix, additional equity or debt financings, or otherwise, but we may not be able to do any of the foregoing on favorable terms, or at all. Because of our long- term capital requirements, we may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Additional funding may not be available to us, and, if available, may not be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. Opportunities for in-licensing technologies or for third-party collaborations may not continue to be available to us on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow. Currently, we have no collaborative partners for the development of our GVAX® cancer vaccines or oncolytic virus therapy products. In October 2002, our remaining license agreement with the pharmaceutical division of Japan Tobacco for GVAX® lung cancer vaccine was terminated, and we will not receive any additional payments under this collaboration for the future development costs of this product.

Our ability to manufacture our products is uncertain, which may delay or impair our ability to develop, test and commercialize our products. We are building our own manufacturing facilities in compliance with FDA Good Manufacturing Practices regulatory requirements for the manufacture of products for clinical trials and to support the potential commercial launch of our product candidates. We are under significant lease obligations for each of our facilities. Completion of these facilities could take longer than expected, and our inability to establish and maintain the facilities within our planned time and budget could materially affect our product development timelines. Our manufacturing facilities will be subject to ongoing, periodic inspection by the FDA and state agencies to ensure compliance with Good Manufacturing Practices. We also may encounter problems with the following:

achieving consistent production yield and costs;

meeting product release specifications;

quality control and assurance;

shortages of qualified manufacturing personnel;

shortages of raw materials;

shortages of key contractors; and

ongoing compliance with FDA and other regulations.

Developing advanced manufacturing techniques and process controls is required to fully utilize our expanded facilities. We may not be able to develop these techniques and process controls to manufacture our products effectively to meet demands of clinical testing and production.

If we are unable to manufacture our products for any reason, our options for outsourcing manufacturing are currently limited. We are unaware of available contract manufacturing facilities on a worldwide basis in which our product candidates can be manufactured under Good Manufacturing Practices regulations, a requirement for all pharmaceutical products. It would take a substantial period of time for a contract manufacturing facility that has not been producing our particular products to begin producing them under Good Manufacturing Practices regulations.

Our manufacturing facilities are subject to licensing requirements of the California Department of Health Services and the Tennessee Department of Commerce and Insurance, Board of Pharmacy, referred to as the Tennessee Board of Pharmacy. While not subject to license by the FDA, these facilities are subject to inspection by the FDA, as well as by the California Department of Health Services and the Tennessee Board of Pharmacy. Failure to maintain these licenses or to meet the inspection criteria of the FDA, the California Department of Health Services or the Tennessee Board of Pharmacy would disrupt our manufacturing processes and have a material adverse effect on our business, results of operations, financial condition and cash flow.

If our proposed products are not effectively protected by issued patents or if we are not otherwise able to protect our proprietary information, we will be more vulnerable to competitors and our business could be adversely affected. We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. As of December 31, 2002, we had approximately 330 issued or granted patents and approximately 390 pending applications. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if our intellectual property infringes upon the rights of others.

Our intellectual property may be challenged by our competitors in the future, which may have a material adverse effect on our business, results of operations, financial condition and cash flow. Our commercial success depends in part on not infringing the patents or proprietary rights of others and not breaching licensees granted to us. We are aware of competing intellectual property relating to both our programs in cancer vaccines and oncolytic virus therapies. While we currently believe we have freedom to operate in these areas, our position may be challenged by others in the future. We may be required to obtain licenses to third-party technologies or genes necessary in order to market our products. Any failure to license any technologies or genes required to commercialize our technologies or products at reasonable cost may have a material adverse effect on our business, results of operations, financial condition and cash flow.

We may have to engage in litigation, which could result in substantial cost, to enforce our patents or to determine the scope and validity of other parties' proprietary rights. To determine the priority of inventions, the United States Patent and Trademark Office frequently declares interference proceedings. In Europe, patents can be revoked through opposition proceedings. These proceedings could result in an adverse decision as to the priority of our inventions.

We are currently involved in multiple interference and/or opposition proceedings with regard to:

gene activation technology;

certain ex vivo gene therapies;

certain vector technologies; and

chimeric receptor technology.

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

Our competitive positions may be adversely affected by our limited ability to protect and control unpatented trade secrets, know-how and other technological innovation. Our competitors may independently develop similar or better proprietary information and techniques and disclose them publicly. Also, others may gain access to our trade secrets, and we may not be able to meaningfully protect our rights to our unpatented trade secrets.

We require our employees and consultants to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed by or made known to an individual during the course of the employment or consulting relationship generally must be kept confidential. In the case of employees, the agreements provide that all inventions relating to our business conceived by the employee while employed by us are our exclusive property. These agreements may not provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

Our competitors may commercialize products more rapidly than we do, which may adversely affect our competitive position. There are approximately 50 companies worldwide pursuing cancer programs with similar technology to ours. Some of these competitors are large pharmaceutical companies, such as Aventis and GlaxoSmithKline, which have greater experience and resources than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining FDA and other regulatory approvals of products, and in manufacturing and marketing new therapies. We are also competing with other biotechnology companies with similar experience and resources to ours, but who may have programs which are in a later stage of clinical testing than ours, such as Dendreon Corporation. However, our competitive position and that of our competitors can vary based on the performance of products in clinical trials. In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact future sales of our products. We also may not have the access that some of our competitors have to biological materials necessary to support the research, development or manufacturing of planned therapies. If we are permitted by the FDA to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on:

product efficacy;

price;

safety;

reliability;

availability;

patent protection; and

sales, marketing and distribution capabilities.

Our competitive position also depends upon our ability to attract and retain qualified personnel, develop proprietary products or processes, and secure sufficient funding for the often lengthy period between product conception and commercial sales.

To the extent we depend on strategic partners to sell, market or distribute our products, we will have reduced control over the success of the sales, marketing and distribution of our future products. We have no experience in sales, marketing or distribution of biopharmaceutical products. We may in the future rely on sales and marketing expertise of potential corporate partners for our initial products. The decision to market future products directly or through corporate partners will be based on a number of factors, including:

market size and concentration;

size and expertise of the partner's sales force in a particular market; and

our overall strategic objectives.

We may in the future be exposed to product liability claims, which could adversely affect our business, results of operation, financial condition and cash flow. Clinical trials or marketing of any of our potential products may expose us to liability claims resulting from the use of our products. These claims might be made by consumers, health care providers or sellers of our products. We currently maintain product liability insurance with respect to each of our clinical trials. We may not be able to maintain insurance or obtain sufficient coverage at a reasonable cost, given the increasing cost of insurance in today's insurance market. An inability to maintain insurance at an acceptable cost, or at all, could prevent or inhibit the clinical testing or commercialization of our products or otherwise affect our financial condition. A claim, particularly resulting from a clinical trial, on any of our insurance policies or a product recall could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Our business, financial condition and results of operations could suffer as a result of our strategic acquisitions and investments. In January 2001, we acquired the principal operating assets of Chiron Corporation's gene therapy business, a fully equipped and staffed manufacturing facility. Also in January 2001, we launched Ceregene, Inc., formed through the acquisition of Neurologic Gene Therapeutics, a private San Diego-based start-up company. Finally, in September 2001, we acquired Calydon, Inc., a private biotechnology company focused on the treatment of cancer using genetically engineered oncolytic virus therapies. We may not be able to fully integrate all these companies and their intellectual property or personnel. Our attempts to do so will place additional burdens on our management and infrastructure. These acquisitions will also subject us to a number of risks, including:

the loss of key personnel and business relationships;

difficulties associated with assimilating and integrating the new personnel and operations of the acquired companies;

the potential disruption of our ongoing business;

the expense associated with maintenance of diverse standards, controls, procedures, employees and clients;

the diversion of resources from the development of our own proprietary technology; and

our inability to generate revenue from acquired technology sufficient to offset associated acquisition and maintenance costs.

We may not be successful in overcoming these risks or any other problems encountered in connection with our acquisitions. Moreover, we may engage in future acquisitions or investments that could dilute our existing stockholders or cause us to incur contingent liabilities, debt or significant expense. From time to time, in the ordinary course of business, we may evaluate potential acquisitions or investments in related businesses, products or technologies. We may not be successful with any strategic acquisition or investment. Any future acquisition or investment could harm our business, financial condition and results of operations.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity and other events beyond our control, which could result in a material adverse effect on our business. Our facilities in California have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power. Future blackouts could disrupt the operations of our facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

We depend on our key technical and management personnel and clinical investigative sites to advance our technology, and the loss of these personnel or partners could impair the development of our products. We rely and will continue to rely on our key management and scientific staff. The loss of key personnel or the failure to recruit necessary additional qualified personnel could have a material adverse effect on our business and results of operations. There is intense competition from other companies, research and academic institutions and other organizations for qualified personnel. We may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. We will need to continue to recruit experts in the areas of clinical testing, manufacturing, marketing and distribution and to develop additional expertise in our existing personnel. If we do not succeed in recruiting necessary personnel or developing this expertise, our business could suffer significantly.

We have clinical trial agreements with a number of public and private medical institutions for the conduct of human clinical trials for our GVAX® cancer vaccine programs and oncolytic virus therapies. The early termination of any of these clinical trial agreements would hinder the progress of our clinical trial program. If any of these relationships are terminated, the clinical trials might not be completed and the results might not be evaluated.

Inventions or processes discovered by our outside scientific collaborators may not become our property, which may affect our competitive position. We rely on the continued availability of outside scientific collaborators performing research. These relationships generally may be terminated at any time by the collaborator, typically by giving 30 days notice. These scientific collaborators are not our employees. As a result, we have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our activities. Our agreements with these collaborators, as well as those with our scientific consultants, provide that any rights we obtain as a result of their research efforts will be subject to the rights of the research institutions for which they work. In addition, some of these collaborators have consulting or other advisory arrangements with other entities that may conflict with their obligations to us. For these reasons, inventions or processes discovered by our scientific collaborators or consultants may not become our property.

Our stock price is influenced by the market price of Abgenix stock, which has been highly volatile. Our retained ownership of Abgenix common stock represents a material portion of the total assets on our balance sheet. Abgenix stock price has proven to be highly volatile. The value of our of Abgenix common stock was approximately $64.1 million at December 31, 2002 versus approximately $301.2 million at December 31, 2001. Movements in the price of Abgenix stock, up or down, may exert corresponding influences on the market price of our stock.

Our stock price has fluctuated in the past and is likely to continue to be volatile in the future. The stock prices of biopharmaceutical and biotechnology companies (including Cell Genesys) have historically been highly volatile. Our stock price has fluctuated during the past two years between a high close price of $24.80 on December 6, 2001 and a low close price of $7.00 on March 12, 2003. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors may affect our stock price:

fluctuations in our financial results;

announcements of technological innovations or new therapeutic products by us or our competitors;

announcements of changes in governmental regulation affecting us or our competitors;

announcements of regulatory approval or disapproval of our or our competitors' products;

developments in patent or other proprietary rights affecting us or our competitors;

public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;

general market conditions;

fluctuations in the price of Abgenix stock, as described above;

severe fluctuations in price and volume in the stock market in general (or in the trading of the stock of biopharmaceutical and biotechnology companies in particular) that are unrelated to our operating performance;

issuances of common stock upon conversion of our Series B preferred stock;

sales of common stock by us or by existing stockholders; and

the perception that such issuances or sales could occur.

Our stockholders may be diluted by the conversion of outstanding Series B redeemable convertible preferred stock. As of December 31, 2002, 665 shares of Series B redeemable convertible preferred stock issued in January 2000 remained outstanding and were convertible into an aggregate of approximately 654,000 shares of common stock as of that date. The holders of the Series B preferred may choose at any time to convert their shares into common stock. Conversion of the Series B preferred would result in issuance of additional shares of common stock, diluting existing stockholders. The number of shares of common stock issuable upon conversion of the Series B preferred is determined by dividing the market value of the shares to be converted by the lower of:

a fixed conversion price of $14.53 per share (subject to antidilution provisions); or

the average of certain trading prices during the 10 trading days preceding such date of conversion.

The market value of the Series B preferred is based on the outstanding carrying value from the original issuance plus the deemed dividend earned over the holding period. As of December 31, 2002, the aggregate market value for all outstanding Series B preferred was approximately $7.6 million. The number of shares of common stock issuable upon conversion of the Series B preferred, and therefore the dilution of existing investors, would increase as a result of either an event triggering the antidilution rights of the Series B preferred or a decline in the market price of our common stock immediately prior to conversion of the Series B preferred.

In the event the holders of the remaining outstanding Series B preferred do not convert their shares, the shares will automatically be converted on January 18, 2005 according to the formula described above.

Our stockholders may be diluted by the exercise of outstanding stock options or other issuances of our common stock. Substantially all our outstanding shares of common stock are eligible for sale in the public market. Issuance of common stock or the exercise of stock options would dilute existing investors.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of us or limit the price investors might be willing to pay for our stock. Certain provisions of our Certificate of Incorporation, Bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions include the adoption of a Stockholder Rights Plan, commonly known as a "poison pill." Under the Stockholders Rights Plan, stockholders of record on August 21, 1995 received one preferred share purchase right for each outstanding share of our common stock. In July 2000, we made certain technical changes to amend the plan and extended the term of such plan until 2010. The rights are exercisable only if an acquirer purchases 15 percent or more of our common stock or announces a tender offer for 15 percent or more of our common stock. Upon exercise, holders other than the acquirer may purchase our stock at a discount. The Board of Directors may terminate the rights plan at any time or under certain circumstances redeem the rights. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over with out the approval of the Board of Directors, the plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) with out first negotiating with our Board of Directors regarding such acquisition. These provisions and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of Cell Genesys, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

Risks Related to Our Industry

In order for our products to be offered to the public, they must undergo extensive clinical testing and receive approval from the Food and Drug Administration, which could delay or prevent the commercialization of our products. Human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Preclinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with FDA Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. The developer of the drug must provide information relating to the characterization of the product after administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before and after administration to the patient. The results of the preclinical testing and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA in the form of a new drug application for a pharmaceutical product, and in the form of a biologics license application for a biological product, requesting approval to commence commercial sales.

In responding to a new drug application or a biologics license application, the FDA may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Approvals may not be granted on a timely basis, if at all, and if granted may not cover all the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

We are subject to federal, state and local laws and regulations, and complying with these may cause us to incur significant costs. We are subject to laws and regulations enforced by the FDA, the California Department of Health Services, the Tennessee Board of Pharmacy and other regulatory statutes including:

Occupational Safety and Health Act;

Environmental Protection Act;

Toxic Substances Control Act;

Resource Conservation and Recovery Act; and

other current and potential future federal, state or local laws and regulations.

In particular with respect to environmental laws, product development activities involve the use of hazardous materials, and we may incur significant costs as a result of the need to comply with these laws. Our research and development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of contamination or injury, by accident or as the results of intentional acts of terrorists, from these materials. In the event of an accident, we could be held liable for any damages that result, and any resulting liability could exceed our resources. We may also be required to incur significant costs to comply with environmental laws and regulations in the future.

Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices could prevent us from selling our products in foreign markets, which may adversely affect our operating results and financial condition. For marketing outside the United States, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop these markets and have a material adverse effect on our results of operations and financial condition.

Our competitors may develop therapies for the diseases that we are targeting that are more advanced or more effective than ours, which could adversely affect our competitive position. Competition in the field from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and expected to increase. In many instances, we compete with other commercial entities in acquiring products or technology from universities. There are numerous competitors working on products to treat each of the diseases for which we are seeking to develop therapeutic products. Some competitors are pursuing a product development strategy competitive with ours, particularly with respect to our cancer vaccine and oncolytic virus therapy programs. Certain of these competitive products are in more advanced stages of product development and clinical trials. We compete with other clinical-stage companies and institutions for clinical study participants, which could reduce our ability to recruit participants for our clinical trials. Delay in recruiting clinical study participants could adversely affect our ability to bring a product to market prior to our competitors. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete.

Reimbursement from third-party payers may become more restricted in the future, which may reduce demand for our products. Sales of our future products will be influenced by the willingness of third-party payers to provide reimbursement. In both domestic and foreign markets, sales of our potential products will depend in part upon coverage and reimbursement from third-party payers, including:

government agencies;

private health care insurers and other health care payers such as health maintenance organizations;

self-insured employee plans; and

Blue Cross/Blue Shield and similar plans.

There is considerable pressure to reduce the cost of biotechnology and pharmaceutical products. Reimbursement from government agencies, insurers and large health organizations may become more restricted in the future. Our potential products represent a new mode of therapy, and while the cost-benefit ratio of the products may be favorable, we expect that the costs associated with our products will be substantial. Our proposed products, if successfully developed, may not be considered cost-effective by third-party payers. Insurance coverage might not be provided by third-party payers at all or without substantial delay. Even if such coverage is provided, the approved reimbursement might not provide sufficient funds to enable us to become profitable.

The continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare may impair our future revenues and profitability. The pricing of our future products may be influenced in part by government controls. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. While we cannot predict whether the government will adopt any such legislative or regulatory proposals, the announcement or adoption of these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

The Company has not entered into any financial instruments that would give rise to foreign currency exchange risk or commodity pricing risk. The Company has exposure related to the value of the number of shares of Abgenix common stock it holds, which was approximately 8.7 million and 9.0 million shares as of December 31, 2002 and 2001, respectively.

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

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate
 (dollars in thousands)

                                                                                         Fair Value
                                                                       2007              December 31,
As of December 31, 2002           2003      2004     2005     2006   Thereafter  Total       2002
                                --------  --------  -------  -------  -------  --------  ----------
Total Investment Securities... $ 66,284  $ 47,251  $22,930  $ 6,747  $ 8,024  $ 151,236  $ 153,129
  Average Interest Rate.........   4.03%     3.67%    4.48%    5.33%    4.61%     4.42%        --

Long-term Debt, including
  Current Portion............. $  9,128  $  9,146  $ 9,119  $ 8,993  $24,444  $ 60,830  $   60,830
  Average Interest Rate (1)...     2.81%     2.81%    2.81%    2.81%    2.81%     2.81%        --

                                                                                         Fair Value
                                                                       2006              December 31,
As of December 31, 2001           2002      2003     2004     2005   Thereafter  Total       2001
                                --------  --------  -------  -------  -------  --------  ----------
Total Investment Securities... $ 66,766  $ 52,082  $43,326  $12,883  $ 2,586  $ 177,643  $ 179,287
  Average Interest Rate.........   1.93%     3.75%    3.92%    4.30%    5.83%     3.08%        --

Long-term Debt, including
  Current Portion............. $    --   $ 12,000  $12,000  $12,000  $24,000  $ 60,000  $   60,000
  Average Interest Rate (1)...      --       2.90%    2.90%    2.90%    2.90%     2.90%        --

(1) Interest rate based upon libor rate index plus a spread of one percent, and can be reset on a quarterly or semi-annual basis.

Item 8. Financial Statements and supplementary data

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Cell Genesys, Inc.

We have audited the accompanying consolidated balance sheets of Cell Genesys, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Genesys, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in the Note 1 to the consolidated financial statements, in 2000 the Company changed its method of revenue recognition.

/s/ERNST & YOUNG LLP

Palo Alto, California
January 21, 2003

CELL GENESYS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

                                                                        December 31,
                                                                -------------------------
                                                                   2002          2001
                                                                -----------  ------------
                           ASSETS
Current assets:
  Cash and cash equivalents................................... $    39,072  $     76,722
  Short-term investments......................................      60,555       115,594
  Current portion of restricted cash and investments..........      16,166         6,333
  Receivable from Transkaryotic Therapies, Inc................      15,000            --
  Investment in Abgenix common stock..........................      64,076       301,217
  Prepaid expenses and other current assets...................       1,340        10,603
                                                                -----------  ------------
          Total current assets................................     196,209       510,469

Restricted cash and investments...............................      51,112        60,000
Property and equipment, net...................................     157,215        43,217
Deposits and other assets.....................................       1,312         1,624
                                                                -----------  ------------
                                                               $   405,848  $    615,310
                                                                ===========  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................ $     3,980  $      1,978
  Accrued compensation and benefits...........................       3,611         2,637
  Deferred revenue............................................       5,871         3,756
  Accrued acquisition and related costs.......................          --         1,535
  Accrued facility exit cost..................................       6,178            --
  Other accrued liabilities...................................       6,870         8,882
  Income tax payable..........................................       4,219        13,094
  Deferred tax liability......................................      23,147       117,808
  Current portion of debt financing...........................       8,889            --
  Current portion of capital leases...........................       5,608            --
                                                                -----------  ------------
          Total current liabilities...........................      68,373       149,690

Non-current portion of debt financing.........................      51,111        60,000
Non-current portion of capital leases.........................      47,584

Commitments

Minority interest in equity of Ceregene.......................          --            96
Redeemable convertible preferred stock, $0.001 per value:
   5,000,000 shares authorized; 665 and 1,569 shares
   issued and outstanding in 2002 and 2001, respectively......       7,632        17,970

Stockholders' equity:
  Common stock, $.001 per value: 80,000,000 shares
    authorized; 36,882,428 and 35,596,445 shares issued
     and outstanding in 2002 and 2001, respectively...........          37            36
  Additional paid-in capital..................................     286,548       274,365
  Accumulated other comprehensive income......................      34,719       176,710
  Accumulated deficit.........................................     (90,156)      (63,557)
                                                                -----------  ------------
          Total stockholders' equity..........................     231,148       387,554
                                                                -----------  ------------
                                                               $   405,848  $    615,310
                                                                ===========  ============

See accompanying notes.

CELL GENESYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                             Year Ended December 31,
                                                    ----------------------------------
                                                      2002        2001         2000
                                                    ----------------------------------
                                                     (in thousands, except per share d

Revenue........................................... $  39,141  $   28,317   $   24,209
Operating expenses:
  Research and development........................    75,138      50,752       30,474
  General and administrative .....................    20,697      11,850        6,984
  Charge (credit) for purchased in-process
   technology.....................................      (186)     18,042           --
                                                    ---------  ----------   ----------
          Total operating expenses................    95,649      80,644       37,458
                                                    ---------  ----------   ----------
Operating loss....................................   (56,508)    (52,327)     (13,249)

Gain on sale of stock of Abgenix, Inc.common stock     2,246         --       239,660
Interest and other income.........................     9,942      18,378       13,558
Interest expense..................................    (1,011)       (500)        (386)
                                                    ---------  ----------   ----------
Income (loss) before minority interest,
   income taxes and cumulative effect of
   change in accounting...........................   (45,331)    (34,449)     239,583
Loss attributed to minority interest..............        96         264           --
                                                    ---------  ----------   ----------
Income (loss) before income taxes and
   cumulative effect of change in accounting .....   (45,235)    (34,185)     239,583
Benefit (provision) for income taxes..............    18,636       5,512      (64,203)
                                                    ---------  ----------   ----------
Income (loss) before cumulative effect of
   change in accounting...........................   (26,599)    (28,673)     175,380
Cumulative effect of change in accounting
   principle, net of taxes........................        --          --       (6,460)
                                                    ---------  ----------   ----------
Net income (loss) ........                         $ (26,599) $  (28,673)  $  168,920

Deemed dividend to preferred stockholders.........       702         785          756
                                                    ---------  ----------   ----------
Income (loss) attributed to common stockholders... $ (27,301) $  (29,458)  $  168,164
                                                    =========  ==========   ==========
Basic income (loss) per common share ............. $   (0.76) $    (0.85)  $     4.99
                                                    =========  ==========   ==========
Diluted income (loss) per common share............ $   (0.76) $    (0.85)  $     4.55
                                                    =========  ==========   ==========
Weighted average shares of common stock
   outstanding -- basic...........................    35,889      34,746       33,716
                                                    =========  ==========   ==========
Weighted average shares of common stock
   outstanding -- diluted.........................    35,889      34,746       36,952
                                                    =========  ==========   ==========

Pro forma amounts assuming the new revenue recognition
    policy was applied retroactively (unaudited)

Income (loss) attributed to common stockholders....                         $ 175,380
Diluted income (loss) per common share.............                         $    4.75

See accompanying notes.

CELL GENESYS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 (in thousands, except share data)

                                                                        Accumulated
                                                            Additional    Other                     Total
                                                  Common     Paid-in  Comprehensive  Accumulated  Stockholders'
                                                   Stock     Capital    Income(loss)   Deficit     Equity
                                                 ---------  ----------  ----------  ---------  -----------
Balances at December 31, 1999.................. $      33  $  248,255  $  283,891  $(203,803) $   328,376
  Net income...................................       --          --          --     168,920      168,920
  Change in net unrealized holding gain
    on available for sale securities...........       --          --       31,130        --        31,130
                                                                                               -----------
  Comprehensive income.........................                                                   200,050
  Issuance of 1,537,515 shares of common
    stock upon exercise of stock options
    and pursuant to the 1992 Employee
    Stock Purchase Plan........................         1       8,508         --         --         8,509
  Dividend to preferred stockholders...........       --         (756)        --         --          (756)
                                                 ---------  ----------  ----------  ---------  -----------
Balances at December 31, 2000..................        34     256,007     315,021    (34,883)     536,179

  Net loss.....................................       --          --          --     (28,673)     (28,673)
  Change in net unrealized holding gain
    on available for sale securities...........       --          --     (138,311)       --      (138,311)
                                                                                               -----------
  Comprehensive loss...........................                                                  (166,984)
  Issuance of 909,199 shares of common
    stock upon acquisition of Calydon..........         1      16,421         --         --        16,421
  Issuance of 563,476 shares of common
    stock upon exercise of stock options
    and pursuant to the 1992 Employee
    Stock Purchase Plan........................         1       2,722         --         --         2,723
  Dividend to preferred stockholders...........       --         (785)        --         --          (785)
                                                 ---------  ----------  ----------  ---------  -----------
Balances at December 31, 2001..................        36     274,365     176,710    (63,557)     387,554

  Net loss.....................................       --          --          --     (26,599)     (26,599)
  Change in net unrealized holding gain
    on available for sale securities...........       --          --     (141,991)       --      (141,991)
                                                                                               -----------
  Comprehensive loss...........................                                                  (168,590)
  Cancellation of 10,043 shares of common
    stock in settlement of outstanding
    Calydon acquisition........................       --         (186)        --         --          (186)
  Issuance of 148,867 shares of common
    stock upon exercise of stock options
    and pursuant to the 1992 Employee
    Stock Purchase Plan..........................     --        1,202         --         --         1,202
  Issuance of 99,105 shares of common
    stock related to the 1997 Somatix
    acquisition............                           --          396         --         --           396
  Income tax benefit from stock option deduction.     --          196         --         --           196
  Non-employee stock-baed compensation expense...     --          238         --         --           238
  Conversion of 904 preferred shares into
    1,047,503 shares of commons stock............       1      11,039         --         --        11,040
  Dividend to preferred stockholders.............     --         (702)        --         --          (702)
                                                 ---------  ----------  ----------  ---------  -----------
Balances at December 31, 2002.................. $      37  $  286,548  $   34,719  $ (90,156) $   231,148
                                                 =========  ==========  ==========  =========  ===========

See accompanying notes.

CELL GENESYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                      Year ended December 31,
                                                           -------------------------------------
                                                                2002         2001         2000
                                                           -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)...................................... $   (26,599)     (28,673) $   168,920
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
     Depreciation and amortization.......................       4,366        3,410        2,211
     Gain on disposal of property and equipment..........          50           --           --
     Gain on sale of Abgenix common stock..................    (2,246)          --     (239,660)
     Issuance of common stock related to Somatix acquisit         396           --           --
     Charge (credit) for purchased
       in-process technology.......................              (186)      18,042           --
     Non-employee stock based compensation expense.......         238           --           --
  Changes to:
     Prepaid expenses and other current assets...........       9,489      (10,546)         991
     Receivable from Transkaryotic Therapies, Inc........     (15,000)          --           --
     Accounts payable....................................       2,002        1,458         (574)
     Accrued compensation and benefits...................         974          796         (733)
     Deferred revenue....................................       2,115       (1,747)       1,308
     Accrued acquisition and related costs...............      (1,535)       1,535       (1,068)
     Accrued facility exit costs.........................       6,178           --           --
     Other accrued liabilities...........................      (1,799)       9,732         (832)
     Minority interest in equity of subsidiary...........         (96)          96           --
     Income taxes payable................................      (8,677)     (11,726)      21,120
                                                           -----------  -----------  -----------
          Net cash used in operating activities..........     (30,330)     (17,623)     (48,317)
                                                           -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments....................    (235,669)    (333,640)    (347,396)
  Maturities of short-term investments...................          --       20,433       30,844
  Sales of short-term investments........................     290,741      434,652      126,759
  Capital expenditures...................................     (66,074)     (42,188)      (2,373)
  Purchases of restricted cash and investments...........        (945)     (66,333)          --
  Proceeds from disposal of property and equipment.......         107           --           31
  Exercise of Abgenix warrants...........................          --           --         (730)
  Net proceeds from sale of Abgenix common stock.........       2,487           --      243,860
                                                           -----------  -----------  -----------
          Net cash provided by (used in)
            investing activities.........................      (9,353)      12,924       50,995
                                                           -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible preferred stock..          --           --        8,750
  Proceeds from issuances of common stock................       1,202        2,772        8,517
  Proceeds from long-term debt financing.................         926       60,000            --
  Payments under property and equipment
    financing obligations................................         (95)      (3,098)      (3,498)
                                                           -----------  -----------  -----------
          Net cash provided by financing activities......       2,033       59,674       13,769
                                                           -----------  -----------  -----------
Net increase (decrease)in cash and cash equivalents......     (37,650)      54,975       16,447
Cash and cash equivalents at beginning of year...........      76,722       21,747        5,300
                                                           -----------  -----------  -----------
Cash and cash equivalents at end of year................. $    39,072       76,722  $    21,747
                                                           ===========  ===========  ===========

See accompanying notes

Cell GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and basis of presentation

Cell Genesys, Inc. ("Cell Genesys" or "the Company") has focused its research and product development efforts on human disease therapies that are based on innovative gene modification technologies. The Company's objective is to develop and commercialize cancer vaccines, oncolytic virus therapies and cancer gene therapies to treat multiple types of cancers. Cell Genesys' current clinical programs include GVAX® cancer vaccines and oncolytic virus therapies.

The consolidated financial statements include the accounts of Cell Genesys and its wholly-owned and majority- owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Concentration of risk

Cash and cash equivalents, short-term investments and accounts receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds which bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables.

Revenue recognition

Research payments under collaborative arrangements and grants are recognized as revenue based on research expenses incurred, as provided for under the terms of the arrangements.

Incentive milestone payments under collaborative arrangements are recognized as revenue upon the achievement of the milestone event and upon the agreement between the Company and collaborative partners. As such, the incentive milestone payments are substantially at risk at the inception of the contract, and the values assigned thereto are commensurate with the milestone achieved. Upon achievement of an incentive milestone event, the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Cell Genesys, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner.

Amounts received in advance are recorded as deferred revenue until the related revenue is recognized.

Amounts received under license agreements relating to the Company's intellectual property are recognized as revenue upon execution of the technology licensing agreement, if the Company has no future performance obligations.

In 2002, Cell Genesys received approximately 66 percent of its revenue from Transkaryotic Therapies, Inc, and 30 percent of its revenue from Japan Tobacco. For 2001 and 2000, Cell Genesys received revenue of approximately 89 percent and 88 percent, respectively, from Japan Tobacco and 11 percent and 12 percent, respectively, from Aventis.

Cell Genesys previously recognized non-refundable license fees as revenue when received and when all significant contractual obligations of Cell Genesys relating to the fees had been met. Effective January 1, 2000, Cell Genesys changed its method of accounting for non-refundable license fees to recognize such fees ratably over the research and development period of the applicable agreement. Cell Genesys believes the change in accounting principle is preferable based on guidance provide in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $6.5 million, net of taxes, cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the estimated research and development periods of the agreements. The impact of the accounting change in 2001 and 2000 exclusive of the cumulative effect amount and net of income taxes was to increase net income by $5.4 million, or $.016 per share, and $3.3 million or $0.10 per share, respectively, which represents the cumulative effect amount recognized as revenue in 2001 and 2000 based on the new accounting method.

Depreciation and amortization

Cell Genesys records property and equipment at cost and depreciates it using the straight-line method over the estimated useful lives of the assets, generally five years. Computer equipment is depreciated over a life of three years.

Furniture and equipment leased under capital leases is amortized over the shorter of the useful lives or the lease term. Amortization of leased assets is included in depreciation and amortization expense and is combined with accumulated depreciation and amortization of the Company's owned assets. Intangible assets, which consist of patents, are amortized using the straight-line method over the estimated useful lives of the assets, generally 10 years.

Cash, cash equivalents and short-term investments

Cell Genesys places its cash, cash equivalents and short- term investments, including restricted cash and investments, with high credit quality United States and foreign financial institutions, government and corporate issuers and limits the amount of credit exposure to any one issuer. The Company considers all highly liquid investments with insignificant interest rate risk with a maturity of less than three months when purchased to be cash equivalents. All investments are denominated in U.S. dollars. Short-term investments include equity securities classified as available-for-sale. The Company records its investments at fair market value, based on quoted market prices.

The Company's debt and equity securities are classified as available-for-sale and carried at fair value. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in interest and other income (loss). Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax. The Company determines the appropriate classification of debt securities at the time of purchase and re- evaluates such designation as of each balance sheet date (see Note 6 on fair value of financial instruments).

Restricted cash and investments relate to the Company's $60 million secured credit agreement with a financial institution (see Note 8 on commitments and contingencies).

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation. In 2002, Cell Genesys reclassified certain cash, cash equivalents and investments related to the collateral restriction of its debt financing for 2001. In addition, for 2000, Cell Genesys reclassified the amount pertaining to the change in accounting principle for revenue recognition to reflect this amount net of income taxes.

Stock-based compensation

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and to adopt the "disclosure only" alternative described in SFAS 123. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying stock on the date of the grant as determined by the Company's Board of Directors, no compensation expense is recognized.

The following table illustrates, pursuant to SFAS 123, as amended by SFAS No. 148, the effect on net income (loss) and related net income (loss) per common share, had compensation costs for stock-based employee compensation plans been determined based upon the fair value method prescribed under SFAS 123: (see note 10 on stockholder's equity)

                                                    Year Ended December 31,
                                            ----------------------------------
                                                 2002        2001        2000
                                            ----------------------------------
                                          (in thousands, except per share data)
Net income (loss)                           $  (26,599) $  (28,673) $  168,920
Deduct:
   Stock-based employee
     compensation expense
      determined under SFAS 123............ $  (14,957)    (11,957)     (6,566)
                                             ----------------------------------
Pro forma net income (loss).................$  (41,556) $  (40,630) $  162,354
                                              ==================================

Basic net income (loss) per common
    share as reported...................... $    (0.76) $    (0.85) $     4.99
Diluted net income (loss) per common
    share as reported...................... $    (0.76) $    (0.85) $     4.55

Basic pro forma net income (loss)
     per common share.......................$    (1.16) $    (1.17) $     4.82
Diluted pro forma net income (loss)
     per common share...................... $    (1.16) $    (1.17) $     4.39

Net income (loss) per share

Basic earnings (loss) per common share is calculated using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted earnings per share includes the impact of potentially dilutive securities. As the Company's potentially dilutive securities (stock options, warrants, and redeemable convertible preferred stock) were anti-dilutive for the years ended December 31, 2002 and 2001, they have been excluded from the computation of shares used in computing diluted net loss per common share for those years.

The following table presents the calculation of basic and diluted income (loss) per common share (in thousands, except per share data):

                                                                  Year ended December 31,
                                                           ----------------------------------
                                                              2002        2001        2000
                                                           ----------------------------------
Net income (loss) attributed to common stockholders...... $  (27,301) $  (29,458) $  168,164
                                                           ==================================
Weighted average shares outstanding:
  Denominator for basic earnings (loss) per common share      35,889      34,746      33,716
  Potential common shares:
     - stock options.......................................       --          --       2,000
     - convertible preferred stock.........................       --          --       1,236
                                                           ----------------------------------
  Denominator for diluted earnings (loss) per share......     35,889      34,746      36,952
Net income (loss) per commons share:                       ==================================
  Basic...................................................$    (0.76) $    (0.85) $     4.99
                                                          =========== =========== ==========
  Diluted.................................................$    (0.76) $    (0.85) $     4.55
                                                           ==================================

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to stockholders' equity of the Company that are excluded from net income (loss). Specifically, unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss), net of tax

                                                                 Year ended December 31,
                                                           ----------------------------------
(in thousands)                                                2002        2001        2000
                                                           ----------------------------------
Net income (loss)........................................ $  (26,599) $  (28,673) $  168,920
Other comprehensive income (loss):
   Increase (decrease) in unrealized gain on investments,
    net of change in tax of approximately ($94.7) million,
   ($90.2) million and $(71.0) million in 2002,
    2001, and 2000, respectively.........................   (139,973)   (133,531)    174,926
Less: reclassification adjustment for gains recognized
      in income (loss), net of tax effect of
      approximately $1.3 million, $3.2 million, and $95.9
      million in 2002, 2001, and 2000, repectively.......     (2,018)     (4,780)   (143,796)
                                                           ----------------------------------
Comprehensive income (loss)...............................$ (168,590) $ (166,984)    200,050
                                                           ==================================

Segment reporting

Our operations are treated as one operating segment, as we report profit and loss information only on an aggregate basis to our chief operating decision-makers.

Recent accounting pronouncements

Business combinations

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001, including the Company's acquisition of Calydon, Inc. in September 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. As the Company does not have goodwill recorded from previous acquisitions, the transitional impairment test was not applicable and the adoption of SFAS 142 did not impact the Company's consolidated financial condition or results of operations.

Asset retirement obligations

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS 143 in 2002 did not impact the Company's consolidated financial condition or results of operations.

Asset impairments

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The adoption of SFAS 144 in 2002 did not impact the Company's consolidated financial position or results of operations.

Exit or disposal activities

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and earlier adoption is encouraged. The Company intends to adopt SFAS 146 as of January 1, 2003.

Guarantor's accounting and disclosure requirements for guarantees, including direct guarantees of indebtedness of others

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other" ("The Interpretation"). The Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The Company adopted the disclosure provisions of this Interpretation in 2002 and does not expect the adoption of the recognition and measurement requirements to impact Cell Genesys' financial position or results of operations.

Revenue arrangements with multiple deliverables

In November 2002, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Cell Genesys is currently evaluating the effect that the adoption of EITF 00-21 will have on its financial condition and results of operations.

Consolidation of variable interest entities

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable entity was established. Cell Genesys does not have variable interest entities and does not expect the adoption of FIN 46 to have a material effect on its financial condition or results of operations.

2. Statement of Cash Flows

Supplemental disclosure to the Consolidated Statements of Cash Flows is as follows for the years ended

December 31, (in thousands):

                                                           -------------------------------------
                                                              2002         2001         2000
                                                           -------------------------------------
Cash paid for interest.................................   $     1,762  $       500  $       386
Cash paid (refunded) for income taxes..................   $   (10,161) $    (6,487) $    40,000

The Company capitalized interest expense of $751,000 in 2002 as part of the construction costs in connection with its Hayward, California manufacturing facility.

Supplemental disclosure regarding non-cash investing and financing activities is as follows for the years ended December 31, (in thousands):

                                                           -------------------------------------
                                                              2002         2001         2000
                                                           -------------------------------------
Facility, furniture and equipment acquired
  under lease obligations.................................$    52,361        --           --

3. Investment in Abgenix

Since 1996, the Company has maintained an investment in Abgenix, Inc. ("Abgenix"). On July 2, 1998, Abgenix completed an initial public offering ("IPO"), reducing Cell Genesys' percentage ownership to approximately 40 percent. On November 19, 1999, Abgenix completed a private placement of 1.8 million shares of its common stock, and Cell Genesys' ownership was further reduced to approximately 19 percent. Accordingly, the Company no longer accounts for Abgenix's losses under the equity method of accounting. The Company's investment in Abgenix is now classified as available- for-sale and carried at fair value

During 2000, the Company sold shares of Abgenix common stock resulting in $243.9 million in net proceeds. During 2001, the Company did not sell any of the Abgenix common stock.

In 2002, the Company sold approximately 260,000 shares of Abgenix stock resulting in $2.5 million in net proceeds and further reduced the Company's ownership to approximately 9.9 percent. Based on Abgenix common stock's market value of $7.37 per share as of December 31, 2002, the total carrying amount of the Company's investment in Abgenix was $64.1 million.

4. Acquisitions

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

In January 2001, the Company created a new subsidiary, Ceregene, Inc., ("Ceregene") through the acquisition of Neurologic Gene Therapeutics, a private San Diego-based start-up company. The Company contributed $10 million in cash and access to technology and patents in the central nervous system ("CNS") gene therapy area, in exchange for approximately 60 percent ownership of the new company. Ceregene's financial statements are consolidated into the operations of the Company.

In September 2001, the Company completed the acquisition of Calydon, Inc., a private biotechnology company focused on the treatment of cancer using genetically engineered oncolytic virus therapies, for approximately $17.4 million in Cell Genesys stock and other consideration and assumption of approximately $2.6 million in liabilities, for a total purchase price of approximately $20 million. The acquisition provided Cell Genesys with a third product platform in addition to cancer vaccines and cancer gene therapies as well as a product candidate, CG7870, for early-stage prostate cancer. The Company engaged the services of an outside consulting firm to value the acquired assets. In relation to the acquisition, the Company recognized approximately an $18 million charge for in-process research and development and approximately $1 million in intangible assets related to patents. The acquisition was accounted for as a purchase business combination using the guidance contained in Statement of Financial Accounting Standards No. 141 ("SFAS 141") issued by the Financial Accounting Standards Board ("FASB").

In 2002, Cell Genesys recorded a credit of $186,000 to the original purchased in-process technology charge in 2001 as a result of the claim made by Cell Genesys against the portion of the purchase price held in escrow The claim resulted from undisclosed liabilities assumed in the purchase. Additionally in 2002, Cell Genesys recorded a non-cash purchase price adjustment in the amount of $396,000 related to common stock issued to former shareholders of a subsidiary of Somatix, Inc.

5. Collaborative and License Agreements

Collaborative agreement with Japan Tobacco Inc.

On December 17, 1998, Cell Genesys entered into a worldwide collaboration agreement with the pharmaceutical division of Japan Tobacco Inc. ("JT") for the Company's GVAX® cancer vaccine program. The Company received an initial payment under the agreement of $12.7 million in December 1998. Through December 31, 2002, the Company has received $41.6 million in research and development funding, $22 million for product milestone achievements, $2.5 million anniversary payment and $8.5 million in manufacturing facility build-out cost reimbursement. In October 2002, full commercial rights to GVAX® lung cancer vaccines reverted to Cell Genesys following the termination of the license agreement with JT, resulting in Cell Genesys' reacquisition of full commercial rights to the entire GVAX® cancer vaccine portfolio.

Gene activation technology licenses

Cell Genesys executed a license agreement with Aventis in February 1997 for gene-activated erythropoietin ("EPO") and a second undisclosed protein. In late 2000, Aventis informed the Company of its intention to terminate this license agreement as it relates to the second undisclosed protein. The agreement provides for up to $26 million in milestone payments and fees, in addition to any royalties on future sales of gene- activated EPO anywhere in the world. As of December 31, 2002, Cell Genesys had received approximately $17 million under this license agreement, which included certain milestone payments relating to the development of gene-activated EPO which Aventis is developing in collaboration with Transkaryotic Therapies, Inc ("TKT"). The Company recognized revenue of $1.1 million, $3.2 million and $2.8 million in 2002, 2001 and 2000, respectively, pursuant to the agreement.

In June of 2002, Cell Genesys completed a license agreement with TKT under which Cell Genesys exclusively licensed intellectual property relating to the development of gene-activated EPO. In exchange, Cell Genesys received an upfront license fee of $26 million, which was to have been comprised of $11 million in cash and $15 million in shares of TKT common stock. As per an amendment to the original license agreement substituting a cash payment in lieu of the TKT stock, Cell Genesys received a cash payment of $15 million in January 2003. In addition, Cell Genesys may receive additional payments, in an aggregate amount of up to $17 million in cash and TKT common stock, upon the achievement of certain patent-related milestones, but Cell Genesys can make no assurances that any of these patent-related milestones will ever be achieved or that any additional payments will be received. No ongoing royalty payments will be made by TKT to Cell Genesys under the terms of this agreement.

Gene therapy rights agreement with Abgenix

In November 1997, Cell Genesys entered into a gene therapy rights agreement (the "GTRA") with Abgenix. The GTRAprovides Cell Genesys with certain rights to Abgenix's XenoMouse® technology in the field of gene therapy for two antigen targets per year. Cell Genesys is obligated to make certain payments to Abgenix for these rights including reimbursement of license fees and royalties on future product sales. The GTRA also prohibits Abgenix from granting any third-party licenses for antibody products based on antigens nominated by Abgenix for its own purposes where the primary field of use is gene therapy. In the case of third-party licenses granted by Abgenix where gene therapy is a secondary field, Abgenix is obligated to share with Cell Genesys a portion of the cash milestone payments and royalties resulting from any products in the field of gene therapy.

Other collaborations

Cell Genesys has licensing agreements relating to its proprietary viral vector technologies.  These collaborations enable Cell Genesys to either acquire commercial rights to therapeutic genes or to receive monetary reimbursement for providing viral vector technologies to companies that commercialize these technologies for the research market. Examples include agreements with the Clontech division of Becton Dickinson and Invitrogen. In 2002, the Company discontinued its research collaboration with EntreMed, Inc. and Rigel, Inc., which focused on antiangiogenesis gene therapy for cancer.

In December 2002, the Company announced the formation of a three-year research collaboration with VectorLogics, Inc., in which Cell Genesys' oncolytic virus therapies will be evaluated in combination with novel methods to further enhance the viruses' cell targeting abilities.

6. Fair Value of Financial Instruments

The following is a summary of the Company's available- for-sale securities at December 31, 2002 and 2001, respectively (in thousands):

                                                GROSS
                                   AMORTIZED UNREALIZED     ESTIMATED
                                     COST       GAINS       FAIR VALUE
                                   --------  -----------   ------------
2002
Commercial paper..................$ 15,654  $      --    $     15,654
Corporate notes.................... 67,595          810        68,405
Municipal bonds.................... 11,068           70        11,138
U.S. government and its agencies... 56,919        1,013        57,932
Abgenix common stock.............    8,046       56,030        64,076
                                   --------  -----------  -----------
Short-term investments........... $159,282  $    57,923  $    217,205
                                   ========  ===========  ===========

Classified as:
Cash equivalents................. $ 32,574  $      --    $     32,574
Restricted cash and investments.... 60,000         --          60,000
Short-term investments...........   58,662        1,893        60,555
Abgenix common stock...............  8,046       56,030        64,076
                                   --------  -----------  -----------
                                  $159,282  $    57,923  $    217,205
                                   ========  ===========  ===========

                                                GROSS
                                   AMORTIZED UNREALIZED    ESTIMATED
                                     COST       GAINS      FAIR VALUE
                                   --------  -----------  -----------
2001
Commercial paper..................$ 70,944  $       109  $     71,053
Corporate notes.................... 53,864        1,085        54,949
U.S. government and its agencies... 52,836          449        53,285
Abgenix common stock.............    8,287      292,930       301,217
                                   --------  -----------  -----------
Short-term investments........... $185,931  $   294,573  $    480,504
                                   ========  ===========  ===========

Classified as:
Cash equivalents................. $  3,693  $      --    $      3,693
Restricted cash and investments.... 60,000         --          60,000
Short-term investments...........  113,951        1,643       115,594
Abgenix common stock...............  8,287      292,930       301,217
                                   --------  -----------  -----------
                                  $185,931  $   294,573  $    480,504
                                   ========  ===========  ===========

The net unrealized holding gains on these securities at December 31, 2002 and 2001 are $57.9 million and $294.6 million, respectively, and are principally unrealized gains on the investment of Abgenix common stock. Gross realized gains for sale of investment securities were $3.4 million, $8.0 million, and $239.7 million for the years ended December 31, 2002, 2001, and 2000, respectively. The realized gain in 2000 primarily resulted from the sale of Abgenix common stock. In 2002, the Company sold approximately 260,000 shares of Abgenix stock, resulting in net proceeds of $2.5 million. The Company did not sell any Abgenix common stock in 2001.

The amortized cost and estimated fair value of available-for-sale debt securities at December 31, 2002, by contractual maturity, are shown below (in thousands):

                                              AMORTIZED    ESTIMATED
                                                COST      FAIR VALUE
                                             -----------  -----------
Due in one year or less.................... $    66,284  $    66,489
Due in one to seven years..................      84,951       86,640
                                             -----------  -----------
                                            $   151,236  $   153,129
                                             ===========  ===========

7. Property and Equipment

Property and equipment consists of the following at December 31, (in thousands):

                                                             2002         2001
                                                          ------------------------
Furniture and equipment under capital lease............. $       745  $        --
Machinery, furniture and equipment......................      24,935       23,003
Leasehold improvements .................................      19,402       12,945
Construction in process under capital lease.............      52,617           --
Construction in process.................................      89,454       34,856
                                                          ------------------------
                                                             187,153       70,804
Accumulated depreciation and amortization...............     (29,938)     (27,587)
                                                          ------------------------
                                                         $   157,215  $    43,217
                                                          ========================

The increase in the construction in process reflects the leasehold improvements in connection with the Hayward facility.

8. Debt and Leases

Capital Lease

During 2002, Cell Genesys amended the facility lease previously classified as an operating lease for its new headquarter facilities in South San Francisco, California requiring the Company to fund the costs of certain structural components of the facility. As a result, Cell Genesys is considered, for accounting purposes, to be the owner of the construction project, requiring the Company to account for the lease as a capital, lease obligation. Approximately $52.4 million of property and equipment assets, as well as capital lease liabilities have been recorded on the consolidated balance sheet at December 31, 2002. The future cash payments under the lease obligation were not impacted by the amendment.

In 2002, Ceregene entered into capital lease obligations to fund the acquisition of property and equipment.

Operating Leases

The Company leases certain of its facilities and equipment under non-cancelable operating leases. The leases, including the Hayward facilities, Foster City facilities, San Diego facilities, and the Memphis facility, expire at various dates through 2017 and some contain options for renewal. Rent expense under operating leases was $9.6 million in 2002, $7.9 million in 2001 and $2.0 million in 2000. The Company moved to the South San Francisco facility in March 2003 and expects to sublease its facilities in Foster City. In December 2002, the Company recorded a lease exit cost to general and administrative expense in the amount of approximately $6.2 million in association with the estimated lease obligation related to the Foster City facilities. The lease exit costs is based on current market assumptions for lease rental rates, as well as the amount of time needed to sublease the facility. These estimates will be adjusted as necessary based on the Company's ability to sub-lease the facilities and then current market conditions. No payments have been made to offset this obligation as of December 31, 2002. The lease agreements for the Foster City facilities are expected to continue through the contractual termination of January 2006.

In 2002, Cell Genesys recorded a deferred rent liability in connection with the rent escalation clauses of its new operating leases for the Hayward facility. The rent escalation clauses represent the annual increase in rent according to the lease agreements for each facility.

Property and equipment financing

In December 2001, the Company completed a $60 million asset- backed debt financing in connection with the construction of the Company's manufacturing facility in Hayward, California. The financing obligation is secured by liquid financial instruments, including cash and marketable securities, which are classified as restricted cash and investments on the consolidated balance sheet. Under the terms of the obligation, the Company is required to meet various financial reporting covenants with which it was in compliance at December 31, 2002.

The $60 million asset-backed debt financing entered in connection with the construction of the Company's manufacturing facility in Hayward, California. For 2002, the interest rate was LIBOR (London InterBank Offering Rate) plus 1.0 percent and a term of six years. In January 2003, the interest rate was reduced to Libor plus 0.75 percent. Based upon the floating rate nature of this debt financing, the carrying value approximates the fair value. Cell Genesys paid only interest for the first year, followed by quarterly payments and approximately a 30 percent balloon payment at the end of the six-year period.

Future minimum payments under non-cancelable operating leases, capital leases and debt financing at December 31, 2002, were (in thousands):

                                              Operating     Capital       Debt
                                               Leases       Leases      Financing
                                             -------------------------------------
Years ending December 31:
  2003..................................... $    10,699  $     5,514  $    10,532
  2004.....................................      10,822        6,171       10,275
  2005.....................................      11,168        6,332       10,017
  2006.....................................       4,410        6,406        9,759
  2007 and beyond..........................      18,127       87,289       25,057
                                             -----------  -----------  -----------
  Total minimum payments (1)............... $    55,226  $   111,712  $    65,639
                                             ===========

Less Amount representing interest
     and executory costs...................                 ($58,520)      (5,639)
                                                          ------------------------
Present value of future debt payments................... $   $53,192  $    60,000
                                                          ------------------------
Less: Current portion of future payments...                   (5,608)      (8,889)
                                                          ------------------------
Non-current portion of payments.............             $    47,584  $    51,111
                                                           ========================

* Total operating lease commitments include rent payments for the Company's Foster City location of $16.8 million, of which $6.2 million was accrued as of December 31, 2002 as part of the estimated facility exit costs associated with the Company's move to the South San Francisco, California headquarters in March 2003.

9. Redeemable Convertible Preferred Stock

On November 14, 1997, the Company completed a private placement of 2,000 shares of Series B redeemable convertible preferred stock for aggregate proceeds of $20 million. As of November 2002, all shares of Series B preferred under this placement have been converted into common stock of Cell Genesys. Each Series B preferred share was convertible, at the option of the holder, into shares of common stock of the Company based upon a conversion price of $11.02 per share or, if lower, 100 percent of the average of specified trading prices during the 10 trading days preceding a conversion.

Investors in Cell Genesys' preferred stock in 1997 were initially granted a call option, triggered upon certain conditions, to purchase up to an additional $10 million of Series B preferred stock. In January 2000, the Company received approximately $8.8 million from the issuance of 875 new Series B convertible preferred shares following the exercise of such call options for these shares. The call option right, which was available under the term of these agreements, was triggered by the rise of Cell Genesys' stock price. Following the issuance of the new preferred shares, no further call options remained outstanding.

The number of shares of common stock issuable upon conversion of theses shares of Series B preferred is determined by dividing the market value of the shares to be converted by the lower of a fixed conversion price of $14.53 per share (subject to antidilution provisions); or the average of certain trading prices during the 10 trading days preceding such date of conversion.

In August 2002, 210 shares of these 875 Series B preferred stock were converted into 216,961 shares of the Company's common stock at the then-effective conversion price of $10.895 per share.

As of December 31, 2002, 665 shares remained outstanding and were convertible into aggregate of approximately 654,000 shares of common stock, and the aggregate market value for all outstanding Series B preferred stock was approximately $7.6 million as of that date. The number of shares of common stock issuable upon conversion of the Series B preferred, and therefore the dilution of existing investors, would increase as a result of either an event triggering the antidilution rights of the Series B preferred or a decline in the market price of our common stock immediately prior to conversion of the Series B preferred.

The preferred stock bears a dividend of 5 percent, payable in kind upon conversion. If Cell Genesys enters into a "major transaction" or effects a "triggering event" as defined in the private placement agreement, the stock may be redeemed at the option of the holders. Examples of such transactions or events would include a change in control of Cell Genesys or delisting of Cell Genesys stock. The preferred stock is non-voting.

In the event the holders of the remaining outstanding Series B preferred do not elect to convert their shares prior to January 18, 2005, the shares will automatically convert.

10. Stockholders' Equity

Stock Option Plans

Under the Cell Genesys 1989, 1992 and 1998 Incentive Stock Option Plans ("the ISO Plans"), 15,877,858 shares of common stock were authorized for issuance as of December 31, 2002. The 1992 ISO Plan was retired in 2002 and 4,273,354 shares expired. The ISO Plans provide for the issuance of common stock and granting of options for common stock to employees, officers and consultants of the Company. Cell Genesys generally grants options to purchase shares of common stock for issuance under the ISO Plans at no less than the fair market value of the stock as of the date of grant Options granted under the ISO Plans have a maximum term of 10 years and generally vest over four years at the rate of 25 percent one year from the grant date and 1/48 monthly thereafter. As of December 31, 2002, the number of shares reserved for future issuance was 3,964,176.

Under the Company's 2001 Non-Statutory Option Plan ("2001 Plan"), 5,000,000 shares of common stock have been authorized for issuance as of December 31, 2002. The 2001 Plan provides for the issuance of common stock and granting of options for common stock to employees (excluding executive officers) and consultants of the Company. The Company generally grants options to purchase shares of common stock for issuance under the 2001 Plan at no less than the fair market value of the stock as of the date of grant. Options granted under the 2001 Plan have a maximum term of 10 years and generally vest over four years at the rate of 25 percent one year from the grant date and 1/48 monthly thereafter. As of December 31, 2002, the number of shares reserved for future issuance was 4,992,902.

Under the Company's 2001 Non-Employee Directors Stock Option Plan ("the DIR Plan"), 300,000 shares of common stock have been authorized for issuance as of December 31, 2002. The DIR Plan provides for the issuance of common stock and granting of options for common stock to non-employee directors of the Company. The Company grants options to purchase common stock for issuance under the DIR Plan at no less than the fair market value of the stock as of the date of grant. Options granted under the DIR Plan have a maximum term of 10 years. Each non-employee director is automatically granted an option to purchase 30,000 shares upon initial appointment or election to the Board and an option to purchase 7,500 shares each year thereafter. Stock options granted upon appointment or election to the Board vest at the rate of 25 percent annually on each anniversary of the date of grant. Subsequent grants for continued service on the Board vest fully on date of grant. As of December 31, 2002, the number of shares reserved for future issuance was 300,000.

The following table summarizes information about the plans (share numbers in thousands):

                                                     Outstanding Options
                                                    -----------------------------
                                         Shares      Number of    Weighted Average
                                        Available      Shares     Exercise Price
                                       -----------  ------------  ---------------
Balances, December 31, 1999..........       4,611         4,345  $          6.10
     Authorized......................       1,500            --                --
     Granted.........................        (792)          792  $         23.64
     Exercised.......................         --         (1,431) $          5.69
     Expired.........................        (118)           --                --
     Forfeited.......................         398          (398) $          7.81
                                       -----------  ------------
Balances, December 31, 2000..........       5,599         3,308  $         10.30
     Authorized......................       2,300            --               --
     Granted.........................      (1,834)        1,834  $         18.95
     Exercised.......................          --          (415) $          5.13
     Expired.........................        (178)           --               --
     Forfeited.......................         281          (281) $         17.23
                                       -----------  ------------
Balances, December 31, 2001..........       6,168         4,446  $         13.91
     Authorized......................       3,000            --               --
     Granted.........................      (1,807)        1,807  $         14.14
     Exercised.......................          --           (83) $          5.16
     Expired.........................      (4,273)           --               --
     Forfeited.......................         408          (408) $         18.09
                                       -----------  ------------
Balances, December 31, 2002..........       3,496         5,762  $         13.82
                                       ===========  ============

Exercisable at December 31, 2002..................        3,114  $         11.66
                                                    ============

Exercisable at December 31, 2001..................        2,197  $          9.48
                                                    ============

Exercisable at December 31, 2000..................        1,761  $          5.92
                                                    ============

Weighted average fair value of options granted during 2002...... $          8.21
Weighted average fair value of options granted during 2001...... $         14.26
Weighted average fair value of options granted during 2000...... $         18.34

The following table summarizes information about stock options outstanding at December 31, 2002:

                          Options Outstanding             Options Exercisable
                   -----------------------------------  ----------------------
                                Weighted-
                                 Average     Weighted-               Weighted-
                     Number     Remaining     Average     Number      Average
      Range of     Outstanding Contractual   Exercise   Exercisable  Exercise
   Exercise Prices    (000)    Life (Years)    Price       (000)       Price
------------------ ----------- ------------  ---------  -----------  ---------
  $3.50 -   $5.88       1,138          5.4  $   $4.92        1,133  $   $4.91
  $6.44 -  $12.88       1,342          7.1       9.81          774       8.77
 $13.03 -  $16.00       1,330          9.1      15.10          302      15.21
 $16.06 -  $19.88       1,166          8.2      18.46          507      18.66
 $20.13 -  $42.63         786          8.1      24.49          398      24.83
                   -----------                          -----------
                        5,762                                3,114
                   ===========                          ===========

Employee Stock Purchase Plans

The 1992 Employee Stock Purchase Plan ("1992 plan") expired in 2002. A total of 650,000 shares of common stock had been reserved for issuance under the 1992 Plan. As of December 31, 2002, 620,411 shares had been issued pursuant to the 1992 Plan and 29,589 shares expired.

The 2002 Employee Stock Purchase Plan ("the Purchase Plan") was approved by shareholders in June 2002. This plan allows eligible employees to participate and purchase common stock at 85 percent of its fair value at certain specified dates. Employee contributions are limited to 10 percent of compensation or $25,000, whichever is less. A total of 200,000 shares of common stock have been reserved for issuance under the Purchase Plan. This plan also allows for annual increases in the number of shares reserved for issuance under the Purchase plan to be added on the first day of each of the Company's fiscal years beginning in 2003, equal to the lesser amount of (a) 100,000 shares, (b) 1/2 percent of the outstanding shares on such date, or (c) an amount determined by the board of directors. The first purchase under the Purchase Plan is scheduled for February 3, 2003. As of December 31, 2002, no shares have been issued pursuant to the plan.

Pro forma information

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for options granted under its employee stock option plans and the Purchase Plan under the fair value method of SFAS 123 (see Note 1. Organization and Summary of Significant Accounting Policies). The fair value of the applicable options and shares was estimated at the date of grant using a Black- Scholes option pricing model with the following assumptions for 2000, 2001 and 2002, respectively: risk-free interest rates of 6.14 percent, 4.08 percent and 1.70 percent; no dividend yields; volatility factors of the expected market price of the Company's common stock of 1.0, 1.0 and .79; and an expected life of the option of five, five and three years, respectively, under the stock option plan and 0.5 years for shares issued under the Purchase Plan.

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

Stockholder Rights Plan

In July 1995, the board of directors approved a stockholder rights plan under which stockholders of record on August 21, 1995 received one preferred share purchase right for each outstanding share of the Company's common stock. In July 2000, the Company made certain technical changes to amend the plan and extend the life of the plan until 2010. The rights are exercisable only if an acquirer purchases 15 percent or more of the Company's common stock or announces a tender offer for 15 percent or more of the Company's common stock. Upon exercise, holders other than the acquirer may purchase Cell Genesys stock at a discount. The board of directors may terminate the rights plan at any time or under certain circumstances redeem the rights.

Shares reserved

At December 31, 2002, the Company has reserved shares of common stock for potential future issuance consisting 3,446,202 upon conversion of preferred stock; and 9,457,078 for exercises under the employee stock option plans or the stock purchase plan.

Non-employee stock-based compensation

In 2002, Cell Genesys recorded a charge for non-employee stock-based compensation of $238,000 related to grants of stock options to consultants, based upon the fair value of the vested portion of the grants. Additional compensation will be recorded in future periods for the remaining unvested portions of the grants.

11.    Income Taxes

The benefit (provision) for income taxes primarily represents the estimated refund available from the carryback of losses to offset taxable income in 2000, and consists of the following (in thousands):

                                              Year ended December 31,
                                            2002        2001        2000
                                       ----------  ----------  ----------
Current:
Federal.............................. $   10,286  $    4,262  $  (52,707)
State................................        --          --      (15,196)
                                       ----------  ----------  ----------
                                          10,286       4,262     (67,903)

Deferred:
Federal..............................      8,350       1,250       3,700
State................................         --         --          --
                                       ----------  ----------  ----------
                                           8,350       1,250       3,700
Benefit (provision) for income taxes. $   18,636  $    5,512  $  (64,203)
                                       ==========  ==========  ==========

A reconciliation between our income tax provision and the U.S. statutory rate follows (in thousands):

                                                   December 31,
                                            2002        2001        2000
                                       ----------  ----------  ----------
Tax at U.S. statutory rate of 35%.....$   15,832      11,965     (83,854)
State taxes, net of federal benefit....      --          --       (9,877)
Net operating losses utilized
   (not benefited).....................    7,576      (1,177)     25,585
Change in valuation allowance..........   (9,170)      1,250       3,700
Research and development tax
    credits utilized...................    4,350         --        1,300
In-process research and development....       74      (6,315)        --
Other..................................      (26)       (211)     (1,057)
                                       ----------  ----------  ----------
Benefit (provision) for income taxes. $   18,636  $    5,512  $  (64,203)
                                       ==========  ==========  ==========

As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $65 million, which will expire on various dates beginning in 2011 through 2021, if not utilized. The federal R&D tax credits of $2.5 million will expire on various dates beginning in 2018 through 2021. As of December 31, 2002, the net operating loss for state income tax purposes of $15 million will expire on various dates beginning with 2004 through 2001. The state R&D tax credits of $3.6 million do not expire.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities are as follows (in thousands):

                                                                     December 31,
                                                               ----------------------
Deferred Tax Assets:                                              2002        2001
                                                               ----------  ----------
Net operating loss carryforwards............................. $   23,400  $   15,000
Research credit carryforwards................................      4,850         500
Capitalized research and development.........................      2,310       1,000
Other accruals and reserves..................................      5,910       2,450
                                                               ----------  ----------
Net deferred tax assets......................................     36,470      18,950
Valuation allowance .........................................    (23,170)    (14,000)
                                                               ----------  ----------
Net deferred tax assets...................................... $   13,300  $    4,950
                                                               ----------  ----------

Deferred Tax Liabilities:
Unrealized gain on investment in Abgenix......................$  (23,440) $ (122,758)
                                                               ----------  ----------
Net deferred tax liability....................................$  (10,140) $ (117,808)
                                                               ==========  ==========

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance decreased by $9.2 million in 2002 and increased by $9.3 million and $3.7 million during 2001 and 2000, respectively.

12.   401(k) Plan

Cell Genesys sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full time employees ("Cell Genesys 401K Plan"). Participating employees may contribute up to the annual Internal Revenue Service contribution limit. The Cell Genesys 401K Plan also provides for employer matching contributions up to a limit of $3,000. The Cell Genesys 401K Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by the employees or by Cell Genesys, and income earned on the contributions, are not taxable to employees until withdrawn from the plan. Contributions by Cell Genesys are deductible by Cell Genesys when made. At the discretion of each participant, the assets of the Cell Genesys 401K Plan are invested in any of 12 different investment options.

In January 2001, the board of directors of Cell Genesys approved the matching contribution. The matching contribution is invested in the investment options selected by the employee for their contributions. The matching contributions vest ratably over three years. The matching contributions for 2002 and 2001 were $777,000 and $625,000, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information required by this Item concerning the Company's directors is incorporated by reference to the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's 2002 fiscal year (the "2003 Proxy Statement").

(b) The information required by this Item concerning the Company's executive officers is set forth in the section entitled "Executive Officers" at the end of Part I of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's 2003 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item regarding security ownership of certain beneficial owners and management, as well as equity compensation plans, is incorporated by reference to the information set forth in the sections "Beneficial Owners and Management's Ownership of Cell Genesys Stock" and "Equity Compensation Plan Information" in our 2003 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's 2003 Proxy Statement.

Item 14. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based on their evaluation of our disclosure controls and procedures, as that is defined by Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, within 90 days of the filing date of this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be included in this annual report and on Form 10-K has been made known to them in a timely fashion.

Changes in internal controls.

        There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions required to significant deficiencies and material weaknesses subsequent to that date.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8- K

(a) 1. Index to Financial Statements

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Consolidated Notes to Financial Statements

2. Index to Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

Not applicable

(c) Exhibits

  Exhibit
  Number   Note                         Exhibit Description
-----------------------------------------------------------------------------------

Number     Note Description
     2.1   (7)Agreement and plan of merger and reorganization, dated as of January 12,
              1997, among Cell Genesys, S Merger Corp. and Somatix Therapy Corporation.
     2.2  (10)Asset Purchase Agreement dated January 8, 2001 between Cell Genesys and Chiron
              Corporation, pursuant to which Cell Genesys purchased operating assets of
              Chiron Corporation's gene therapy operations.
     2.3  (11)Series A Preferred Stock Purchase Agreement dated January 10, 2001, pursuant to which Cell Genesys purchased shares of Series A Preferred Stock of Ceregene, Inc.
     2.4  (16)Agreement and Plan of Reorganization dated as of August 1, 2001 by and among
              Cell Genesys, Satellite Acquisition Corporation, Calydon, Inc., Kenneth Socha
              as shareholder representative (with respect to Articles VII and IX only) and
              Chase Manhattan Bank and Trust Company, N.A., as escrow agent.
     3.1  (17)Restated Certificate of Incorporation.
     3.2  (17)Certificate of Amendment to Restated Certificate of Incorporation.
     3.3  (17)Certificate of Designation of Series A Participating Preferred Stock.
     3.4  (17)Certificate of Amendment to Certificate of Designation of Series A
              Participating Preferred Stock.
     3.5  (17)Certificate of Designation of Series B Convertible Preferred Stock.
     3.6  (17)Bylaws.
     4.1   (8)Amended and Restated Preferred Shares Rights Agreement, dated as of
              July 26, 2000 between Cell Genesys and Fleet National Bank.
    10.1+  (1)Form of Indemnification Agreement for Directors and Officers.
    10.2+  (5)Amended 1989 Incentive Stock Plan.
    10.3+  (5)Amended 1992 Employee Stock Purchase Plan.
    10.4   (1)Representative Preferred Stock Purchase Agreement.
    10.5   (4)Fourth Amended and Restated Stockholder Rights Agreement.
    10.6   (1)License Agreement dated August 13, 1990 between Cell Genesys and the
              University of North Carolinaat Chapel Hill.
    10.8   (2)License Agreement dated June 28, 1991 between Cell Genesys and the
              University of Utah Research Foundation.
    10.9+  (3)Amended Employment Agreement with Stephen A. Sherwin, M.D.
    10.10  (3)Research and Development Leases dated November 1, 1994 between Cell
              Genesys and Vintage Park Associates and Addendums thereto.
   10.11*  (6)Amendment No. 1 dated June 7, 1996 to Vintage Park Research and
              Development Lease.
   10.12+  (9)Amended 1998 Incentive Stock Plan.
   10.13  (12)Research and Development Leases Amendment dated February 12, 2001 between Cell Genesys and Vintage Park Associates.
   10.14  (13)Research and Development Leases between Cell Genesys and Drawbridge/
              Forbes LLC, dated March 3, 2001.
   10.15  (14)Lease Agreement dated June 21, 2001, between Alexandria Real Estate
              Equities, Inc., and Cell Genesys for property located at 11055 Roselle
              Street in San Diego, California.
   10.16  (15)Lease Agreement dated June 21, 2001, between Alexandria Real Estate
              Equities, Inc., and Cell Genesys for property located at 11075 Roselle
              Street in San Diego, California.
   10.17*     Amended and Restated GVAXr Agreement by and between Japan Tobacco Inc.
              and Cell Genesys dated November 26, 2001.
   10.18      Credit Agreement between Cell Genesys and Fleet National Bank dated as of December 27, 2001.
   10.19      Lease Agreement dated February 1, 2002, between Shelby Drive Corporation, and Cell Genesys for property located at 4600 Shelby Drive, Suite 108,
              Memphis, Tennessee.
    10.2      Lease Agreement dated January 7, 2002, between F & S Hayward, LLC, and Cell Genesys for property located at the Adjacent Park of Bridgeview
              Tech Park of 24570 Clawiter Road, Hayward, California.
   10.21      License Agreement dated June 7, 2002 between Transkaryotic Therapies,
              Inc. and Cell Genesys, Inc.
   10.22      Termination of the GVAXreg; lung cancer vaccine license agreement with
              Japan Tobacco dated October 17, 2002.
   10.24  (18)2002 Employee Stock Purchase Plan.
   10.25  (18)2001 Nonstatutory Stock Option Plan.
   10.26      Change of Control Severance Agreement.
    23.1      Consent of Ernst & Young LLP, Independent Auditors.
    24.1      Power of Attorney, (Reference is made to page 59).
    99.1      Certification of Chief Executive Officer and Chief Financial Officer
              pursuant to 18 U.S.C. Section 1350.

* Confidential treatment has been granted with respect to specific portions of this exhibit.

+ Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

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

(6) Incorporated by reference to Exhibit 10.40 filed with The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7) Incorporated by reference to Exhibit 2.1 filed with The Company's Form 8-K dated January 12, 1997.

(8) Incorporated by reference to The Company's Form 8-A12G/A dated July 28, 2000.

(9) Incorporated by reference to Exhibit 4.1 filed with The Company's Registration Statement Form S-8 filed July 31, 2000.

(10) Incorporated by reference to Exhibit 10.3 filed with The Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(11) Incorporated by reference to Exhibit 10.4 filed with The Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

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

(13) Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(14) Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(15) Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(16) Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(17) Incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-3/A (Reg. No. 333-102122) filed with the SEC on January 30, 2003.

(18) Incorporated by reference to Exhibit 4 filed with the Company's Registration Statement on Form S-8 filed with the SEC on July 2, 2002.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on March 31, 2003:

CELL GENESYS, INC.

By:	/s/ MATTHEW J. PFEFFER

Matthew J. Pfeffer
Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: March 31, 2003

POWER OF ATTORNEY

 KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Sherwin, M.D. and Matthew J. Pfeffer, jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                            Title                     Date
--------------------------------  ---------------------------------  --------------
 /s/ STEPHEN A. SHERWIN, M.D.     Chairman of the Board and Chief    March 31, 2003
--------------------------------  Executive Officer (Principal
     Stephen A. Sherwin, M.D.     Executive Officer)

 /S/ MATTHEW J. PFEFFER           Vice President and Chief Financial March 31, 2003
--------------------------------  Officer (Principal Financial and
     Matthew J. Pfeffer           Accounting Officer)

 /s/ DAVID W. CARTER              Director                           March 31, 2003
--------------------------------
     David W. Carter

 /s/ NANCY M. CROWELL             Director                           March 31, 2003
--------------------------------
     Nancy M. Crowell

 /s/ JAMES M. GOWER               Director                           March 31, 2003
--------------------------------
     James M. Gower

 /s/ JOHN T. POTTS, JR., M.D.     Director                           March 31, 2003
--------------------------------
     John T. Potts, Jr., M.D.

 /s/ Thomas E. Shenk, Ph.D.       Director                           March 31, 2003
--------------------------------
     Thomas E. Shenk, Ph.D.

 /s/ EUGENE L. STEP               Director                           March 31, 2003
--------------------------------
     Eugene L. Step

 /s/ INDER M. VERMA, PH.D.        Director                           March 31, 2003
--------------------------------
     Inder M. Verma, Ph.D.

CERTIFICATIONS

I, Stephen A. Sherwin, certify that:

  I have reviewed this annual report on Form 10-K of Cell Genesys, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

By: /s/ Stephen A. Sherwin, M.D

Name: Stephen A. Sherwin, M.D.

Title: Chief Executive Officer

CERTIFICATIONS

I, Matthew J. Pfeffer, certify that:

  I have reviewed this annual report on Form 10-K of Cell Genesys, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

By: /s/ Matthew J. Pfeffer

Name: Matthew J. Pfeffer

Title: Chief Financial Officer