Form 10-Q
period 2003-03-31
CELL GENESYS INC
filed 2003-05-15
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-19986

CELL GENESYS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	94-3061375
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

500 Forbes Blvd, South San Francisco, California   94080
(Address of Principal Executive Offices including Zip Code)

(650) 266-3000
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

    As of April 30, 2003, the number of outstanding shares of the Registrant's Common Stock was 37,132,882.

CELL GENESYS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

  Condensed Consolidated Balance Sheets -- March 31, 2003 and December 31, 2002

  Condensed Consolidated Statements of Operations -- Three Months ended March 31, 2003 and 2002

  Condensed Consolidated Statements of Cash Flows -- Three Months ended March 31, 2003 and 2002

  Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Other Factors Affecting Future Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Item 4. Disclosure Controls and Procedures

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELL GENESYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                          March 31,    December 31,
                                                            2003           2002
                                                        -------------  -------------
                                                         (Unaudited)     (Note 1)
                         ASSETS
Current assets:
   Cash and cash equivalents..........................   $    20,523  $    39,072
   Short-term investments.............................        57,732       60,555
   Current portion of restricted cash and investments.         7,277       16,166
   Receivable from Transkaryotic Therapies, Inc.......            --       15,000
   Investment in Abgenix, Inc. common stock...........        75,640       64,076
   Prepaid expenses and other current assets..........        16,213        1,340
                                                        ------------- ------------
 Total current assets.................................       177,385      196,209
Restricted cash and investments.......................        60,000       51,112
Property and equipment, net...........................       167,858      157,215
Deposits and other assets.............................         1,291        1,312
                                                        -------------  -----------
                                                         $   406,534  $   405,848
                                                        =============  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................   $     2,699  $     3,980
   Accrued compensation and benefits..................         2,506        3,611
   Deferred revenue...................................         5,871        5,871
   Accrued facility exit costs........................         6,178        6,178
   Other accrued liabilities..........................         6,508        6,870
   Income taxes payable...............................        13,265        4,219
   Deferred tax liability.............................        27,506       23,147
   Current portion of debt financing..................            --        8,889
   Current portion of capital leases..................         5,687        5,608
                                                         -------------  -----------
 Total current liabilities............................        70,220       68,373

Noncurrent portion of debt financing..................        60,000       51,111
Noncurrent portion of capital leases..................        47,830       47,584

Commitments
Redeemable convertible preferred stock................         7,632        7,632

Stockholders' equity:
   Common stock.......................................            37           37
   Additional paid-in capital.........................       287,085      286,548
   Accumulated other comprehensive income.............        41,261       34,719
   Accumulated deficit................................      (107,531)     (90,156)
                                                        -------------  -----------
 Total stockholders' equity...........................       220,852      231,148
                                                        -------------  -----------
                                                        $    406,534  $   405,848
                                                        =============  ===========

See accompanying notes.

CELL GENESYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                          2003          2002
                                                      ------------  ------------
Revenue ............................................ $      1,038  $      4,595

Operating expenses:
   Research and development.........................       21,058        16,563
   General and administrative ......................        5,041         3,658
                                                      ------------  ------------
 Total operating expenses...........................       26,099        20,221
                                                      ------------  ------------
Loss from operations................................      (25,061)      (15,626)
Interest and other income...........................        1,931         2,417
Interest expense....................................         (299)         (409)
                                                      ------------  ------------
Loss before minority interest and income taxes......      (23,429)      (13,618)
Loss attributed to minority interest................           --           271
                                                      ------------  ------------
Loss before income taxes............................      (23,429)      (13,347)
Benefit for income taxes............................        6,054         4,529
                                                      ------------  ------------
Net loss............................................ $    (17,375) $     (8,818)
                                                      ============  ============

Basic and diluted net loss per common share......... $      (0.47) $      (0.25)
                                                      ============  ============
Weighted average shares of common stock
     outstanding - basic and diluted................       36,926        35,625
                                                      ============  ============

See accompanying notes.

CELL GENESYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                          --------------------------
                                                              2003        2002
                                                          ------------  ------------
Cash flows from operating activities:
  Net loss..............................................  $  (17,375) $   (8,818)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization......................       1,986         788
  Changes to:
     Prepaid expenses and other assets..................     (14,852)      5,253
     Receivable from Transkaryotic Therapies, Inc.......      15,000          --
     Accounts payable...................................      (1,281)        939
     Accrued compensation and benefits..................      (1,105)       (900)
     Deferred revenue...................................          --      (1,909)
     Other accrued liabilities..........................        (362)     (5,017)
     Minority interest in equity of subsidiary..........          --        (269)
     Income taxes payable...............................       9,046      (4,974)
                                                           ----------    ----------
  Net cash used in operating activities.................      (8,943)    (14,907)
                                                           ----------    ----------
Cash flows from investing activities:
  Purchases of short-term investments...................     (55,679)    (83,841)
  Maturities of short-term investments..................       1,350        --
  Sales of short-term investments.......................      56,490      51,996
  Capital expenditures..................................     (12,228)    (12,312)
                                                           ----------    ----------
  Net cash used in investing activities.................     (10,067)    (44,157)
                                                           ----------    ----------
Cash flows from financing activities:
  Proceeds from issuances of common stock...............         537         429
  Payments under property and equipment
    financing obligations...............................         (76)       --
                                                           ----------    ----------
  Net cash provided by financing activities.............         461         429
                                                           ----------    ----------
Net decrease in cash and cash equivalents...............     (18,549)    (58,635)
Cash and cash equivalents at the beginning of the period      39,072     143,055
                                                           ----------    ----------
Cash and cash equivalents at the end of the period......  $   20,523  $   84,420
                                                           ===========   ==========

See accompanying notes

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2002.

Revenue recognition

The Company's revenues are principally generated from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically includes upfront payments, cost reimbursements and milestone payments.

Revenue under these agreements from non-refundable upfront license fees and other payments where the Company continues involvement through development is recognized ratably over the development period. The Company recognizes cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of the agreements.

Incentive milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Cell Genesys, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. As such, the incentive milestones are substantially at risk at the inception of the contract, and the values assigned thereto are commensurate with the milestone achieved. Upon the achievement of an incentive milestone event, the Company has no future performance obligations related to that payment.

Amounts received under license agreements relating to the Company's intellectual property are recognized as revenue upon execution of the technology licensing agreement, if the Company has no future performance obligations.

Deferred revenue represents the portion of research payments received that has not been earned.

Reclassifications

Certain prior period balances have been reclassified to conform with the current period presentation.

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

The following table illustrates, pursuant to SFAS 123 and as amended by SFAS No. 148, the effect on net loss and related net loss per common share, had compensation costs for stock-based employee compensation plans been determined based upon the fair value method prescribed under SFAS 123:

                                                      Three months ended March 31,
                                                           2003        2002
                                                       -----------    -----------
                                               (in thousands, except per share data)

Net loss.........................................    $    (17,375)  $     (8,818)
Deduct:
  Stock-based employee compensation expense
    determined under SFAS 123....................          (4,199)        (3,336)
Long-term Debt, including                              -----------    -----------
Pro forma net loss...............................    $    (21,574)  $    (12,154)
                                                       ===========    ===========

Basic and diluted net loss per common share,
   as reported...................................    $      (0.47)  $      (0.25)
Basic and diluted pro forma net loss per
   common share..................................    $      (0.58)  $      (0.34)

Net loss per share

Basic net loss per common share is calculated using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share includes the impact of potentially dilutive securities. As the Company's potentially dilutive securities (stock options, warrants, and redeemable convertible preferred stock) were anti-dilutive for the three months ended March 31, 2003 and 2002, they have been excluded from the computation of shares used in computing diluted net loss per common share for those periods.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates in the financial statements include, but are not limited to, accrued but unbilled expenses in clinical trials, expenses for certain outside experts and consultants, useful lives of property and equipment, and other items.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to stockholders' equity of the Company that are excluded from net loss. Specifically, unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss), net of tax.

The following table presents the calculation of comprehensive income (loss):

                                                    Three months ended March 31,
                                                       2003             2002
                                                   -----------       -----------
                                                          (in thousands)

Net loss.....................................   $     (17,375)    $      (8,818)
Other comprehensive income(loss):
   Incresae (decrease) in unrealized gain on
     investments, net of tax.................           7,033           (79,917)
Less: reclassification adjustment for gains
   recognized in net loss, net of tax........            (493)             (289)
                                                   -----------       -----------
Comprehensive loss...........................   $     (10,835)    $     (89,024)
                                                   ===========       ===========

Recent accounting pronouncements

Exit or disposal activities

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS 146 on January 1, 2003 for prospective exit or disposal activities, and the adoption had no impact on our cash flows. In applying the provisions of SFAS 146 to lease exit or disposal costs that may arise prospectively, such costs will be recorded when the Company ceases to use the related facilities.

Revenue arrangements with multiple deliverables

In November 2002, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF 00-21 do not impact the accounting treatment of the Company's existing revenue arrangements. The Company believes that the adoption of EITF 00-21 will not result in a material change to its existing revenue recognition policy for prospective revenue arrangements and does not expect the adoption of EITF 00-21 to have a material impact on its consolidated financial statements.

2. Corporate Headquarter Facilities

Cell Genesys maintains its corporate headquarters in South San Francisco, California. In the fourth quarter of 2002, the Company recorded a charge of approximately $6.2 million for lease exit costs associated with the Company's move of its corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. This charge was estimated based upon market conditions at that time and will be adjusted as necessary based on our ability to sublease the facilities and as market conditions change. Future rent payments related to the Company's Foster City location total $16.8 million through the expiration of the related leases in January 2006. The Company is actively pursuing sublease alternatives for its facilities in Foster City.

3. Subsequent Events

During April 2003, 101 shares of the Company's Series B redeemable convertible preferred stock were converted into 180,313 shares of the Company's common stock at an average effective conversion price of $6.50 per share. The total market value of such common shares as of the date of conversion was approximately $1.2 million. The transaction will be recorded on the Company's June 30, 2003 balance sheet as a reclassification from preferred stock to common stock and additional paid-in capital.

In April 2003, the Company amended the terms of its $60 million asset-backed debt financing. Under the amendment, the quarterly principal payments have been replaced with a single balloon payment in 2008 and the interest rate was reduced from LIBOR (London Interbank Offering Rate) plus ..750 percent to LIBOR plus .625 percent. The financing obligation remains secured by liquid financial instruments, including cash and marketable securities, which are classified as restricted cash and investments on the condensed consolidated balance sheet. Under the terms of the obligation the Company is required to meet various financial reporting covenants with which it remains in compliance. As a result of this amendment, the Company classified its short-term obligation under the original asset-backed debt financing as a noncurrent debt financing obligation on its March 31, 2003 condensed consolidated balance sheet.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries' clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under "Other Factors Affecting Future Operations" below. We do not undertake any obligation to update forward- looking statements. The following should be read in conjunction with our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002 and in other documents filed by us from time to time with the Securities and Exchange Commission.

Overview

Since its inception in April 1988, Cell Genesys has focused its research and product development efforts on human disease therapies that are based on innovative gene modification technologies. Our strategic objective is to develop and commercialize biological therapies, including cancer vaccines, oncolytic virus therapies and cancer gene therapies, to treat multiple types of cancer. Cell Genesys' current clinical programs include GVAX® cancer vaccines and oncolytic virus therapies. GVAX® cancer vaccines are in Phase 2 studies for prostate cancer, lung cancer, pancreatic cancer and leukemia and in Phase 1/2 studies for multiple myeloma. We expect to initiate Phase 3 trials for GVAX® prostate cancer vaccine and GVAX® lung cancer vaccine during the next year. Ongoing clinical programs evaluating our oncolytic virus therapies include a Phase 1/2 study of CG7870 plus radiation therapy for early-stage prostate cancer. In addition, Cell Genesys has preclinical oncolytic virus therapy programs evaluating potential therapies for bladder cancer, liver cancer and colon cancer, as well as preclinical cancer gene therapy programs evaluating potential therapies for multiple types of cancer. We plan to file an Investigational New Drug (IND) application for CG8840, an oncolytic virus therapy for the treatment of bladder cancer, during the next year. Additionally, Cell Genesys has a majority-owned subsidiary, Ceregene, Inc., which is focused on gene therapies for neurological disorders, and continues to hold approximately 8.7 million shares of common stock of its former subsidiary, Abgenix, Inc. (NASDAQ: ABGX), which is focused on the development and commercialization of antibody therapies.

First Quarter 2003 and Other Recent Highlights:

  Announced the initiation of a multicenter Phase 2 clinical trial of GVAX® lung cancer vaccine for patients with advanced-stage non small-cell lung cancer (NSCLC). This trial, the first of two expanded Phase 2 trials of GVAX® lung cancer vaccine planned for this year, was prompted by encouraging results from a previous Phase 1/2 clinical trial of GVAX® lung cancer vaccine in advanced-stage patients who had failed surgery, radiation and/or chemotherapy. A second expanded Phase 2 trial which will focus on patients with bronchoalveolar carcinoma (BAC), a subtype of NSCLC which may be particularly responsive to GVAX® lung cancer vaccine, will be sponsored by the National Cancer Institute (NCI) and will be initiated within the next few months.

  Announced the initiation of a multicenter Phase 1/2 clinical trial of CG7870, an oncolytic virus therapy for the treatment of early- stage prostate cancer, administered in combination with radiation therapy. This trial, which was prompted by encouraging results from a previous Phase 1/2 clinical trial evaluating CG7870 as a single agent, is designed to evaluate various treatment regimens combining intraprostatically administered CG7870 with external beam radiation therapy.

  Announced the acceptance of two abstracts for presentation at the 2003 American Society of Clinical Oncology (ASCO) Annual Meeting, which will take place in Chicago, Illinois from May 31 to June 3, 2003. The two accepted abstracts pertain to ongoing trials of GVAX® prostate cancer vaccine and GVAX® vaccine for myeloma.

  Announced encouraging updated data from the initial clinical trial of GVAX® lung cancer vaccine, previously updated in September 2000, for the treatment of NSCLC. The data was featured in an article in the February 15th issue of the Journal of Clinical Oncology, the official journal of the American Society of Clinical Oncology.

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, lease accounting, use of estimates and income taxes to be critical policies.

Revenue recognition

Since our inception, a substantial portion of our revenues have been generated from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically include upfront payments, cost reimbursements and milestone payments.

Revenue under these agreements from non-refundable upfront license fees and other payments where we continue involvement through development is recognized ratably over the development period. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of the agreements.

Incentive milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Cell Genesys, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. As such, the incentive milestones are substantially at risk at the inception of the contract, and the values assigned thereto are commensurate with the milestone achieved. Upon the achievement of an incentive milestone event, we have no future performance obligations related to that payment.

Amounts received under license agreements relating to our intellectual property are recognized as revenue upon execution of the technology licensing agreement, if we have no future performance obligations.

Deferred revenue represents the portion of research payments received that has not been earned.

Lease Accounting

We record our obligations under facility operating lease agreements as rent expense. In the fourth quarter of 2002, we recorded a charge of approximately $6.2 million for lease exit costs associated with the move of our corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. This charge was estimated based upon market conditions at that time and will be adjusted as necessary based on our ability to sublease the facilities and as market conditions change.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates in the financial statements include, but are not limited to, accrued but unbilled expenses in clinical trials, expenses for certain outside experts and consultants, useful lives of property and equipment, and other items.

Income taxes

Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.  We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized.  We have considered anticipated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances.  If we determine that we will be able to realize our deferred tax assets in the future in excess of our net deferred tax assets, adjustments to the deferred tax assets will increase income by reducing tax expense in the period that we made such determination.  Likewise, if we determine that we will not be able to realize all or part of our net deferred tax assets in the future, adjustments to the deferred tax assets will decrease income by increasing tax expense in the period that we make such determination.

Results of Operations

Revenues for the three months ended March 31, 2003 were $1.0 million compared with $4.6 million for the three months ended March 31, 2002, a decrease reflecting the previously announced termination of a collaboration agreement for GVAX® lung cancer vaccine.

Our research and development expenses were $21.1 million and $16.6 million for the three months ended March 31, 2003 and 2002, respectively. This increase can be attributed primarily to our expanding clinical trials and other product development activities in both its GVAX® cancer vaccines and oncolytic virus therapy programs. We expect that our research and development expenditures and headcount will continue to increase in future years to support expanded, more advanced and more numerous clinical trials, additional manufacturing and office facilities and additional product development activities. The rate of increase depends on a number of factors, including progress in research and development and clinical trials.

General and administrative expenses were $5.0 million and $3.7 million for the three months ended March 31, 2003 and 2002, respectively. This increase resulted primarily from infrastructure expenses related to our manufacturing and corporate headquarters facilities. Future spending for general and administrative costs is expected to continue to increase in order to support our growing infrastructure needs, particularly in the areas of manufacturing and other facilities.

Interest and other income were $1.9 million and $2.4 million for the three months ended March 31, 2003 and 2002, respectively. This decrease was primarily due to lower average cash balances and lower interest rates during the period. Interest expense was $0.3 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively. The interest expense incurred during the three months ended March 31, 2003 related primarily to our leased facility in South San Francisco, California. Interest expense for the three months ended March 31, 2002 related primarily to the $60 million asset- backed collateral debt financing completed in December 2001.

We recorded a tax benefit of $6.1 million and $4.5 million for the three months ended March 31, 2003 and 2002, respectively. These tax benefits relate to our ability to carry-back 2002 net operating losses to the 2000 tax year and our ability to utilize net operating losses based on the estimation of future taxable income, including taxable income which may result from the future sale of shares of our investment in Abgenix, Inc.

The net loss for the three months ended March 31, 2003 was $17.4 million compared with $8.8 million for the three months ended March 31, 2002. Losses are expected to continue and may increase in future years as operating expenses rise, particularly as we incur expenses related to manufacturing and advanced clinical trials of our potential products.

Liquidity and Capital Resources

At March 31, 2003 we had approximately $145.5 million in cash, cash equivalents and short-term investments, of which $67.3 million is classified as restricted cash primarily related to our debt financing. We have maintained our financial position through strategic management of our resources including our holdings in Abgenix common stock and by relying on funding from various corporate collaborations and licensing agreements. Additionally, in February 2003, our shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which allows us to offer up to $150 million of securities on short notice in one or more public offerings. However, there can be no assurance we will be able to issue such securities on acceptable terms, or at all.

Net cash used in operating activities were $8.9 million and $14.9 million for the three months ended March 31, 2003 and 2002, respectively. This decrease was due primarily to $8.6 million in increased net losses (as discussed above) offset by the receipt of $15 million from a license agreement with Transkaryotic Therapies, Inc. Cash requirements for operating activities are expected to increase in future periods. The timing of these cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish manufacturing and marketing capabilities for any products that we may develop.

Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements, sales of Abgenix common stock and secured financing. In 2002 and 2000, Cell Genesys received approximately $2.5 million and $243.9 million, respectively, in net proceeds from the sale of shares of Abgenix common stock. Cell Genesys did not sell any Abgenix stock in the first quarter of 2003.

In connection with the gain on sale of Abgenix common stock in 2000, we paid $41.5 million in federal and state income taxes. Since 2001 we have received $34.1 million in tax refunds from the carryback of losses. We have additional unutilized net operating loss ("NOL") carryforwards, although the future utilization of these NOL carryforwards is limited by IRS regulation Section 382, which imposes an annual limitation on taxable income that can be offset by NOLs following a change in control. For IRS purposes we experienced a change in control during our acquisition of Somatix in 1997. It is our current intention to minimize future tax liabilities on sales of Abgenix stock by offsetting gains against current operating losses and the NOL carryforwards allowed under Section 382. In addition, we have certain research and development tax credits that we may utilize to offset the tax effects of such gains. However, under some circumstances we may sell more Abgenix stock and consequently recognize more gain than we may be able to shelter from tax using these methods.

Future minimum payments under non-cancelable operating leases, capital leases and debt financing at March 31, 2003 were (in thousands):

                                                     Operating     Capital      Debt
                                                     Leases *      Leases     Financing
                                                     ----------------------------------
Years ending December 31:
  2003.........................................   $     8,039   $    4,491  $    1,035
  2004.........................................         9,970        6,156       1,380
  2005.........................................        10,278        6,369       1,380
  2006.........................................         3,924        6,460       1,380
  2007.........................................         1,877        6,511      61,380
  2008 and beyond..............................        15,698       89,286         --
                                                     ---------    ---------   ---------
  Total minimum payments (1)...................   $    49,786   $  119,273  $   66,555
                                                     =========

Less: Amount representing interest and executory costs.           ($65,756)     (6,555)
                                                                  ----------  ---------
Present value of future debt payments..........                 $  $53,517  $   60,000
Less: Current portion of future payments.......                    ($5,687)        --
Noncurrent portion of future payments..........                   ----------  ---------
                                                                $  $47,830  $  $60,000
                                                                  ==========  =========

(1) Total operating lease commitments include rent payments for the Company's Foster City facilities of which $6.2 million was accrued as of March 31, 2003 as part of the estimated facility exit co with our move to the South San Francisco, California headquarters in March 2003.

In April 2003 the Company amended the terms of its $60 million asset-backed debt financing. Under the amendment, the quarterly principal payments have been replaced with a single balloon payment in 2008 and the interest rate was reduced from LIBOR (London Interbank Offering Rate) plus ..750 percent to LIBOR plus .625 percent. As a result of this amendment, the Company classified its short-term obligation under the original asset-backed debt financing as a noncurrent debt financing obligation at March 31, 2003 as reflected above.

Capital expenditures for the three months ended March 31, 2003 were $12.2 million, relating primarily to the construction of our manufacturing facilities for our Phase 3 trials and future market launch in Hayward, California and leasehold improvements for our corporate headquarters in South San Francisco, California. Cell Genesys currently has three manufacturing facilities located in Hayward and San Diego, California and Memphis, Tennessee. We have completed the construction necessary at our manufacturing facility for non patient-specific GVAX® cancer vaccines located in Hayward, California for initiation of our first Phase 3 trial and test manufacturing is currently underway at this facility. Expenditures associated with the completion and validation of the two buildings comprising this facility is expected to total approximately $3.0 million in 2003. In addition, we have completed the construction of a new manufacturing facility in Memphis, Tennessee that will be devoted to the manufacture of patient-specific GVAX® cancer vaccines for lung cancer. We expect to incur approximately $1.0 million of additional costs in 2003 associated with the validation of this facility. In 2002, we completed modifications of our GMP facility in San Diego, California, in preparation for the manufacture of viral based products. In March 2003, we moved our corporate headquarters to South San Francisco, California.

While we believe that our current liquidity position will be sufficient to meet our cash needs for at least the next year, we may entertain the possibility of raising additional capital to preserve our liquidity, depending on a number of conditions, including conditions in the capital markets. The sources of liquidity available to us include the sale of Abgenix securities, asset-backed debt financing, and private or public placement of Cell Genesys equity securities, warrants, debt securities or depositary shares. We regularly consider the liquidity of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to us may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative consequence in order to reduce or minimize a more significant negative consequence to stockholders.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2002, including our consolidated financial statements and related notes.

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

Gene therapy is a new technology. Existing preclinical and clinical data on the safety and efficacy of gene therapy are limited. Data relating to our specific gene therapy approaches are also limited. Our GVAX® cancer vaccines and oncolytic virus therapies are currently being tested in human clinical trials to determine their safety and efficacy. None of our other products or therapies under development are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Unacceptable side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. Possible side effects of gene therapy may be serious and potentially life-threatening. There are many reasons that potential products that appear promising at an early-stage of research or development do not result in commercially successful products. Although we are testing some of our proposed products and therapies in human clinical trials, we cannot guarantee that we will be permitted to undertake human clinical trials for any of our other products or that adequate numbers of patients can be recruited for our clinical trials. Also, the results of this testing might not demonstrate the safety or efficacy of these products. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Finally, even if our products proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at reasonable cost or that such a product will be successfully marketed.

We have not been profitable in our operations (absent the gains on sales of Abgenix stock and certain upfront or non-recurring license fees). We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.

We have incurred an accumulated deficit since our inception. At March 31, 2003, our accumulated deficit was approximately $107.5 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix stock. For the quarter ended March 31, 2003, we recorded a net loss of $17.4 million. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of research and development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses. We also have substantial lease obligations related to our new manufacturing and headquarter facilities impacting operating expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

Because of our long-term capital requirements, we may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Additional funding may not be available to us, and, if available, may not be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. Opportunities for out-licensing technologies or for third-party collaborations may not continue to be available to us on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow. Currently, we have no collaborative partners for the development of our GVAX® cancer vaccines or oncolytic virus therapy products.

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

If our proposed products are not effectively protected by issued patents or if we are not otherwise able to protect our proprietary information, we will be more vulnerable to competitors, and our business could be adversely affected.

We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. As of March 31, 2003 we had approximately 353 patents issued or granted to Cell Genesys or available to us based on licensing arrangements and approximately 261 applications pending in the name off Cell Genesys or available to us based on licensing arrangements. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection and will not be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if our intellectual property infringes upon the rights of others.

Our intellectual property may be challenged by our competitors in the future, which may have a material adverse effect on our business, results of operations, financial condition and cash flow.

Our commercial success depends in part on not infringing the patents or proprietary rights of others and not breaching licensees granted to us. We are aware of competing intellectual property relating to both our programs in cancer vaccines and oncolytic virus therapies. While we currently believe we have freedom to operate in these areas, others may challenge our position in the future. We may be required to obtain licenses to third-party technologies or genes necessary in order to market our products. Any failure to license any technologies or genes required to commercialize our technologies or products at reasonable cost may have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

  gene activation technology; and
  certain vector technologies.

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

Our retained ownership of Abgenix common stock represents a material portion of the total assets on our balance sheet. Abgenix stock price has proven to be highly volatile. The value of our holdings of Abgenix common stock was approximately $75.6 million at March 31, 2003. Movements in the price of Abgenix stock, up or down, may exert corresponding influences on the market price of our stock.

Our stock price has fluctuated in the past and is likely to continue to be volatile in the future.

The stock prices of biopharmaceutical and biotechnology companies (including Cell Genesys) have historically been highly volatile. Since January 1, 2001, our stock price has fluctuated between a high close price of $24.80 on December 6, 2001 and a low close price of $6.43 on April 30, 2003. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors may affect our stock price:

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
  issuances of common stock upon conversion of our Series B preferred stock, as described below;
  sales of common stock by us or by existing stockholders; and
  the perception that such issuances or sales could occur.

Our stockholders may be diluted by the conversion of outstanding Series B redeemable convertible preferred stock.

As of March 31, 2003, 665 shares of Series B redeemable convertible preferred stock, referred to as the Series B preferred, issued in January 2000 remained outstanding and were convertible into an aggregate of approximately 1.2 million shares of common stock as of that date. The holders of the Series B preferred may choose at any time to convert their shares into common stock. Conversion of the Series B preferred would result in issuance of additional shares of common stock, diluting existing stockholders. The number of shares of common stock issuable upon conversion of the Series B preferred is determined by dividing the market value of the shares to be converted by the lower of:

  a fixed conversion price of $14.53 per share (subject to antidilution provisions); or
  the average of certain trading prices during the 10 trading days preceding such date of conversion.

The market value of the Series B preferred is based on the outstanding carrying value from the original issuance plus the deemed dividend earned over the holding period. As of March 31, 2003, the aggregate market value for all outstanding Series B preferred was approximately $7.7 million. The number of shares of common stock issuable upon conversion of the Series B preferred, and therefore the dilution of existing investors, would increase as a result of either an event triggering the antidilution rights of the Series B preferred or a decline in the market price of our common stock immediately prior to conversion of the Series B preferred.

During April 2003, 101 shares of the Company's Series B redeemable convertible preferred stock were converted into 180,313 shares of the Company's common stock at an average effective conversion price of $6.50 per share. The total market value of such common shares as of the date of conversion was approximately $1.2 million. In the event the holders of the remaining outstanding Series B preferred do not convert their shares, the shares will automatically be converted on January 18, 2005 according to the formula described above.

Our stockholders may be diluted by the exercise of outstanding stock options or other issuances of our common stock.

Substantially all our shares of common stock for which our outstanding stock options are exercisable are, once they have been purchased, eligible for sale in the public market. Issuance of common stock or the exercise of stock options would dilute existing investors.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of us or limit the price investors might be willing to pay for our stock.

Certain provisions of our Certificate of Incorporation, Bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions include the adoption of a Stockholder Rights Plan, commonly known as a "poison pill." Under the Stockholders Rights Plan, stockholders of record on August 21, 1995 received one preferred share purchase right for each outstanding share of our common stock. In July 2000, we made certain technical changes to amend the plan and extended the term of such plan until 2010. The rights are exercisable only if an acquirer purchases 15 percent or more of our common stock or announces a tender offer for 15 percent or more of our common stock. Upon exercise, holders other than the acquirer may purchase our stock at a discount. The Board of Directors may terminate the rights plan at any time or under certain circumstances redeem the rights. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of the Board of Directors, the plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition. These provisions and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of Cell Genesys, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

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

Reimbursement from third-party payors may become more restricted in the future, which may reduce demand for our products.

Sales of our future products will be influenced by the willingness of third-party payors to provide reimbursement. In both domestic and foreign markets, sales of our potential products will depend in part upon coverage and reimbursement from third-party payors, including:

  government agencies;
  private health care insurers and other health care payors such as health maintenance organizations;
  self-insured employee plans; and
  Blue Cross/Blue Shield and similar plans.

There is considerable pressure to reduce the cost of biotechnology and pharmaceutical products. Reimbursement from government agencies, insurers and large health organizations may become more restricted in the future. Our potential products represent a new mode of therapy, and while the cost-benefit ratio of the products may be favorable, we expect that the costs associated with our products will be substantial. Our proposed products, if successfully developed, may not be considered cost-effective by third-party payors. Insurance coverage might not be provided by third-party payors at all or without substantial delay. Even if such coverage is provided, the approved reimbursement might not provide sufficient funds to enable us to become profitable.

The continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare may impair our future revenues and profitability.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company has not entered into any financial instruments that would give rise to foreign currency exchange risk or commodity pricing risk. The Company has exposure related to the value of the number of shares of Abgenix common stock it holds, which was approximately 8.7 million as of March 31, 2003.

The Company does not currently hold any derivative financial instruments nor has it entered into hedging transactions or activities.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available-for-sale securities, comprised of corporate notes and commercial paper, are similar enough to aggregate those securities for presentation purposes. The average interest rate was calculated using the weighted average fixed rates under all these instruments with Wells Fargo Bank, Sterling Capital Management, JP Morgan Chase H & Q, Fleet National Bank and General Electric Capital Corporation.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate
(dollars in thousands)

                                                                                 Fair Value
                                                                  2008             March 31,
                      2003    2004    2005    2006     2007   Thereafter  Total      2003
                   --------  ------- ------- ------- -------- ---------- -------- ----------
Total Investments
 Securities.        $50,441  $44,505  $26,192  $4,831  $4,183     --     $130,152  $131,380

  Average Interest
  Rate............... 1.38%    3.81%   2.74%    2.71%   2.18%     --       1.88%      --

Long-term Debt, including
  Current Portion.... $ 181    $ 257    $ 230   $ 104    --     $60,000   $60,772   $60,772
  Average Interest
  Rate............(1)  2.04%   2.04%   2.04%    2.04%   --        2.04%    2.04%      --

(1) Interest rate based upon LIBOR rate index plus a spread of .75 percent, and can be reset on a quarte quarterly or semi-annual basis.

Item 4. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer evaluated our "disclosure controls and procedures" (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date within 90 days before the filing date of this quarterly report. They concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the above referenced evaluation. In addition there were no significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 6. Exhibits and Reports On Form 8-K
    Exhibits

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

    Reports on Form 8-K

On April 28, 2003 the Company filed a Form 8-K containing our press release announcing the Company's financial results for the three-month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Foster City, California, on May 15, 2003.

CELL GENESYS, INC.

(Registrant)

By:	/s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2003

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

Dated: May 15, 2003
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

Dated: May 15, 2003
By: /s/ Matthew J. Pfeffer
 Name: Matthew J. Pfeffer
Title: Chief Financial Officer