Form 10-Q/A
period 2002-06-30
CELL GENESYS INC
filed 2003-07-30
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA

AMENDMENT NO. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2002 on this Form 10-Q/A solely to refile Exhibit 10.21.

EXHIBIT INDEX

Exhibit Number	Description
10.21	License ageement dated June 7, 2002 between Transkaryotic Therapies, Inc. and Cell Genesys, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California, on July 30, 2003.

CELL GENESYS, INC.

(Registrant)

By:	/s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 30, 2003

CERTIFICATIONS

I, Stephen A. Sherwin, certify that:

  I have reviewed this quarterly report on Form 10-Q of Cell Genesys, Inc., as amended by Amendment No.1 to such quarterly report on Form 10Q/A; and

  Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report, as amended.

  Dated: July 30, 2003

  By: /s/ Stephen A. Sherwin, M.D.
  Name: Stephen A. Sherwin, M.D.
  Title: Chief Executive Officer

  CERTIFICATIONS

  I, Matthew J. Pfeffer, certify that:

    I have reviewed this quarterly report on Form 10-Q of Cell Genesys, Inc., as amended by Amendment No.1 to such quarterly report on Form 10Q/A; and

    Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report, as amended.

    Dated: July 30, 2003

    By: /s/ Matthew J. Pfeffer
    Name: Matthew J. Pfeffer
    Title: Chief Financial Officer