Form 10-Q
period 2003-06-30
CELL GENESYS INC
filed 2003-08-14
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

    As of July 31, 2003, the number of outstanding shares of the Registrant's Common Stock was 39,261,762.

CELL GENESYS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

  Condensed Consolidated Balance Sheets -- June 30, 2003 and December 31, 2002

  Condensed Consolidated Statements of Operations -- Three and Six Months ended June 30, 2003 and 2002

  Condensed Consolidated Statements of Cash Flows -- Six Months ended June 30, 2003 and 2002

  Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 4: Submission of Matters to a Vote of Security Holders

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELL GENESYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                             June 30,     December 31,
                                                               2003           2002
                                                           -------------  -------------
                                                            (Unaudited)     (Note 1)
                         ASSETS
Current assets:
   Cash and cash equivalents............................. $      28,836  $      39,072
   Short-term investments................................        42,646         60,555
   Current portion of restricted cash and investments....         3,358         16,166
   Receivable from Transkaryotic Therapies, Inc..........            --         15,000
   Investment in Abgenix, Inc. common stock..............        82,494         64,076
   Prepaid expenses and other current assets.............         2,211          1,340
                                                           -------------  -------------
 Total current assets....................................       159,545        196,209
Restricted cash and investments..........................        60,000         51,112
Property and equipment, net..............................       173,664        157,215
Deposits and other assets................................           799          1,312
                                                           -------------  -------------
                                                          $     394,008  $     405,848
                                                           =============  =============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................         4,516          3,980
   Accrued compensation and benefits.....................         3,570          3,611
   Deferred revenue......................................         5,871          5,871
   Accrued facility exit costs...........................         7,777          6,178
   Other accrued liabilities.............................         4,342          6,870
   Income taxes payable..................................         9,945          4,219
   Deferred tax liability................................        30,489         23,147
   Current portion of debt financing.....................            --          8,889
   Current portion of capital leases.....................           699            286
                                                           -------------  -------------
 Total current liabilities...............................        67,209         63,051

Noncurrent portion of debt financing.....................        60,000         51,111
Noncurrent portion of capital leases.....................        52,711         52,906

Commitments
Redeemable convertible preferred stock...................         5,580          7,632

Stockholders' equity:
   Common stock..........................................            37             37
   Additional paid-in capital............................       289,366        286,548
   Accumulated other comprehensive income................        45,732         34,719
   Accumulated deficit...................................      (126,627)       (90,156)
                                                           -------------  -------------
 Total stockholders' equity..............................       208,508        231,148
                                                           -------------  -------------
                                                                394,008        405,848
                                                           =============  =============

See accompanying notes.

CELL GENESYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

                                                              Three Months Ended            Six Months Ended
                                                                 June 30, 2003                June 30, 2003
                                                          --------------------------  --------------------------
                                                              2003          2002          2003          2002
                                                          ------------  ------------  ------------  ------------
Revenue ................................................ $         13  $     31,102  $      1,051  $     35,697

Operating expenses:
   Research and development.............................       22,578        17,800        43,636        34,363
   General and administrative ..........................        6,930         4,348        11,971         8,006
                                                          ------------  ------------  ------------  ------------
 Total operating expenses...............................       29,508        22,148        55,607        42,369
                                                          ------------  ------------  ------------  ------------
Income (loss) from operations...........................      (29,495)        8,954       (54,556)       (6,672)
Gain on sale of Abgenix, Inc. common stock..............        7,288            --         7,288            --
Interest and other income...............................        1,350         2,165         3,281         4,582
Interest expense........................................       (1,411)         (436)       (1,710)         (845)
                                                          ------------  ------------  ------------  ------------
Income (loss) before minority interest and income taxes.      (22,268)       10,683       (45,697)       (2,935)
Income (loss) attributed to minority interest...........           --          (175)           --            96
                                                          ------------  ------------  ------------  ------------
Income (loss) before income taxes.......................      (22,268)       10,508       (45,697)       (2,839)
Benefit (provision) for income taxes....................        3,172        (4,027)        9,226           502
                                                          ------------  ------------  ------------  ------------
Net income (loss)....................................... $    (19,096) $      6,481  $    (36,471) $     (2,337)
                                                          ============  ============  ============  ============

Basic net income (loss) per common share................ $      (0.51) $       0.18  $      (0.98) $      (0.07)
                                                          ============  ============  ============  ============
Diluted net income (loss) per common share.............. $      (0.51) $       0.17  $      (0.98) $      (0.07)
                                                          ============  ============  ============  ============
Weighted average shares of common stock
     outstanding - basic ...............................       37,193        35,645        37,060        35,635
                                                          ============  ============  ============  ============
Weighted average shares of common stock
     outstanding - diluted..............................       37,193        37,855        37,060        35,635
                                                          ============  ============  ============  ============

See accompanying notes.

CELL GENESYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

                                                              Six Months Ended June 30,
                                                             --------------------------
                                                                 2003          2002
                                                             ------------  ------------
Cash flows from operating activities:
  Net loss................................................. $    (36,471) $     (2,337)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization.........................        4,995         1,629
     Loss on disposal of property and equipment............          544            --
     Gain on sale of Abgenix, Inc. common stock............       (7,288)           --
     Non-employee stock-based compensation.................           81            --
  Changes to:
     Prepaid expenses and other assets.....................         (401)        8,508
     Receivable from Transkaryotic Therapies, Inc..........       15,000       (15,000)
     Accounts payable......................................          536         1,246
     Accrued compensation and benefits.....................          (41)         (129)
     Deferred revenue......................................           --         3,585
     Accrued facility exit costs...........................        1,599            --
     Other accrued liabilities.............................       (2,528)         (973)
     Minority interest in equity of subsidiary.............           --           (96)
     Income taxes payable..................................        5,726        (4,027)
                                                             ------------  ------------
  Net cash used in operating activities....................      (18,248)       (7,594)
                                                             ------------  ------------
Cash flows from investing activities:
  Purchases of short-term investments......................      (91,768)     (139,764)
  Maturities of short-term investments.....................        1,350            --
  Sales of short-term investments..........................      111,374        95,091
  Capital expenditures.....................................      (21,945)      (22,275)
  Proceeds from disposal of property and equipment.........           --           (71)
  Proceeds from sale of Abgenix common stock...............        8,098            --
                                                             ------------  ------------
  Net cash provided by (used in) investing activities......        7,109       (67,019)
                                                             ------------  ------------
Cash flows from financing activities:
  Proceeds from issuances of common stock..................          685           520
  Proceeds from capital leases.............................          237            --
  Payments under capital leases............................          (19)           --
                                                             ------------  ------------
  Net cash provided by financing activities................          903           520
                                                             ------------  ------------
Net decrease in cash and cash equivalents..................      (10,236)      (74,093)
Cash and cash equivalents at the beginning of the period...       39,072       143,055
                                                             ------------  ------------
Cash and cash equivalents at the end of the period......... $     28,836  $     68,962
                                                             ============  ============

See accompanying notes

Cell Genesys, Inc.
Notes to Condensed Consolidated Financial Statements
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

The consolidated financial statements include the accounts of Cell Genesys and its majority-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Revenue under these agreements from non-refundable upfront license fees and other payments where the Company continues involvement throughout development is recognized ratably over the development period. The Company recognizes cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of the agreements.

Incentive milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Cell Genesys, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. As such, the incentive milestones are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of an incentive milestone event, the Company has no future performance obligations related to that payment.

Amounts received under license agreements relating to the Company's intellectual property are recognized as revenue upon execution of the technology licensing agreement, if the Company has no future performance obligations.

Deferred revenue represents the portion of upfront payments received that has not been earned.

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

The following table illustrates, pursuant to SFAS 123 and as amended by SFAS No. 148, the effect on net income (loss) and related net income (loss) per common share had compensation costs for stock-based employee compensation plans been determined based upon the fair value method prescribed under SFAS 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in thousands, except share data)

Net income (loss)	$ (19,096)	$ 6,481	$ (36,471)	$ (2,337)
Deduct:
Stock-based employee compensation expense determined under SFAS 123	(4,255)	(3,977)	(8,454)	(7,313)
Pro forma net income (loss)	$ (23,351)	$ 2,504	$ (44,925)	$ (9,650)

Basic net income (loss) per common share, as reported	$ (0.51)	$ 0.18	$ (0.98)	$ (0.07)
Diluted net income (loss) per common share, as reported	$ (0.51)	$ 0.17	$ (0.98)	$ (0.07)
Basic pro forma net income (loss) per common share	$ (0.63)	$ 0.07	$ (1.21)	$ (0.27)
Diluted pro forma net income (loss) per common share	$ (0.63)	$ 0.07	$ (1.21)	$ (0.27)

Net income (loss) per share

Basic net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share includes the impact of potentially dilutive securities. As the Company's potentially dilutive securities (stock options and redeemable convertible preferred stock) were anti-dilutive for the three months ended June 30, 2003 and the six months ended June 30, 2003 and 2002, they have been excluded from the computation of shares used in computing diluted net loss per common share for those periods. Diluted net income per share for the three months ended June 30, 2002 includes the effect of 2,210,000 potentially dilutive securities, consisting of stock options and convertible preferred stock.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates in the financial statements include, but are not limited to, accrued but unbilled expenses for clinical trials, accrued facility exit costs, expenses for certain outside experts and consultants, useful lives of property and equipment, and other items.

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

The following table presents the calculation of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)

Net income (loss)	$ (19,096)	$ 6,481	$ (36,471)	$ (2,337)
Other comprehensive income (loss):
Increase (decrease) in unrealized gain on investments, net of tax	9,199	(47,552)	16,234	(127,467)
Less: reclassification adjustment for gains recognized in net loss, net of tax	(4,728)	(128)	(5,221)	(417)
Comprehensive income (loss)	$ (14,625)	$ (41,199)	$ (25,458)	$ (130,221)

Capitalization of interest expense

In connection with the construction of our manufacturing facility in Hayward, California, we have capitalized a portion of the interest expense related to our $60.0 million asset-backed debt facility. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful life of that asset. Interest expense of $0.3 million and $0.6 million was capitalized in the three and six-month periods ended June 30, 2003, respectively. No interest was capitalized in the comparable quarters of 2002. As of June 30, 2003, interest expense totaling $1.3 million has been capitalized in connection with the construction of our manufacturing facility in Hayward, California.

Recent accounting pronouncements

i. Revenue arrangements with multiple deliverables

In November 2002, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF 00-21 do not impact the accounting treatment of the Company's existing revenue arrangements. The Company believes that the adoption of EITF 00-21 will not result in a material change to its existing revenue recognition policy for prospective revenue arrangements and does not expect the adoption of EITF 00-21 to have a material impact on its consolidated financial statements.

ii. Consolidation of variable interest entities

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Based upon a preliminary assessment, Cell Genesys is not aware of any of its contractual arrangements or relationships that would be considered a variable interest in a variable interest entity. However, the implementation of FIN 46 is complex and will require the Company to perform a comprehensive review of its contractual arrangements in the third quarter of 2003.

iii. Accounting for certain financial instruments with characteristics of both liabilities and equity

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company is currently evaluating the impact that the adoption of FAS 150 will have on its consolidated financial statements.

2. Corporate Headquarter Facilities

Cell Genesys maintains its corporate headquarters in South San Francisco, California. In the fourth quarter of 2002, the Company recorded approximately $6.2 million of general and administrative expense for estimated lease exit costs associated with the Company's move of its corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. Based upon updated estimates of the rental market for comparable laboratory and office space, the Company revised its estimate of lease exit costs and recorded an additional $1.6 million of general and administrative expense in the second quarter of 2003. Lease exit costs will continue to be revised as necessary based on our ability to sublease the facilities and as market conditions change. Future rent payments related to the Company's Foster City location total $16.2 million through the expiration of the related leases in January 2006. The Company is actively pursuing sublease alternatives for its facilities in Foster City.

3. Redeemable Convertible Preferred Stock

During the three months ended June 30, 2003, 166 shares of the Company's Series B redeemable convertible preferred stock were converted into 278,264 shares of the Company's common stock at an average effective conversion price of $7.37 per share. The total market value of such common shares as of the date of conversion was approximately $2.1 million.

4. Property and Equipment Financing

In April 2003, the Company amended the terms of its $60.0 million asset-backed debt financing. Under the amendment, the quarterly principal payments have been replaced with a single balloon payment in 2008, and the interest rate was reduced from LIBOR (London Interbank Offering Rate) plus .750 percent to LIBOR plus .625 percent. The financing obligation remains secured by liquid financial instruments, including cash and marketable securities, which are classified as restricted cash and investments on the condensed consolidated balance sheet. Under the terms of the obligation the Company is required to meet various financial reporting covenants with which it remains in compliance. As a result of this amendment, the Company classified its short-term obligation under the original asset-backed debt financing as a noncurrent debt financing obligation on its June 30, 2003 condensed consolidated balance sheet.

5. Subsequent Event

On July 23, 2003, the Company announced a global alliance with Novartis AG for the development and commercialization of oncolytic virus therapies. Under the agreement, the Company acquired exclusive worldwide rights to the oncolytic virus therapy products and related intellectual property of Genetic Therapy, Inc. (GTI), an affiliate of Novartis, and received a signature payment of $28.5 million from Novartis. This payment is to be dedicated to the further development of certain oncolytic virus therapy products of the Company and those acquired from GTI. In exchange, the Company issued to Novartis 1,999,840 shares of Cell Genesys, Inc. common stock. The agreement also provides the basis for the sharing of future additional development costs and potential profits related to certain of the products on a worldwide basis.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about us and our subsidiary's clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under "Other Factors Affecting Future Operations" below. We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002 and in other documents filed by us from time to time with the Securities and Exchange Commission.

Overview

Since its inception in April 1988, Cell Genesys has focused its research and product development efforts on human disease therapies that are based on innovative gene modification technologies. Our strategic objective is to develop and commercialize cancer vaccines, oncolytic virus therapies and gene therapies to treat cancer and other major, life-threatening diseases. Cell Genesys' current clinical programs include GVAX® cancer vaccines and oncolytic virus therapies. GVAX® cancer vaccines are in Phase 2 studies for prostate cancer, lung cancer, pancreatic cancer and leukemia and in Phase 1/2 studies for multiple myeloma. We expect to initiate Phase 3 trials for GVAX® prostate cancer vaccine and GVAX® lung cancer vaccine during the next year. Ongoing clinical programs evaluating our oncolytic virus therapies include a Phase 1/2 study of CG7870 plus radiation therapy for early-stage prostate cancer. In addition, Cell Genesys has preclinical oncolytic virus therapy programs as well as preclinical cancer gene therapy programs evaluating potential therapies for multiple types of cancer. Additionally, Cell Genesys has a majority-owned subsidiary, Ceregene, Inc., which is focused on gene therapies for neurological disorders, and continues to hold approximately 7.9 million shares of common stock of its former subsidiary, Abgenix, Inc. (NASDAQ: ABGX), which is focused on the development and commercialization of antibody therapies.

Second Quarter 2003 and Other Recent Highlights:

  We reported interim data at the American Society of Clinical Oncology (ASCO) Annual Meeting from our second Phase 2 trial of GVAX® prostate cancer vaccine in patients with hormone-refractory metastatic prostate cancer. The study, which was designed to evaluate potential treatment regimens for Phase 3, demonstrated the safety and clinical activity of the vaccine as measured by three independent measurements of antitumor activity: (i) a collagen fragment assay which is a measure of the bone destruction that occurs when prostate cancer spreads to the bone, (ii) PSA (prostate-specific antigen), and (iii) prostate cancer-associated antibodies.

  We reported initial data at the ASCO Annual Meeting from our Phase 1/2 trial for GVAX® cancer vaccine for multiple myeloma, a type of bone marrow cancer. Combination therapy with transplantation and GVAX® myeloma vaccine resulted in two complete responses, six partial responses, two patients with stable disease and one patient with progressive disease, with three remaining patients not yet able to be evaluated. Two of these patients, whose diseases had progressed after transplantation, demonstrated antitumor activity following GVAX® vaccination as measured by reductions in the myeloma-associated circulating protein. Treatment with GVAX® myeloma vaccine to date has been safe and well tolerated.

  We announced a global alliance with Novartis AG (NYSE: NVS) for the development and commercialization of oncolytic virus therapies. Under the agreement, Cell Genesys acquired exclusive worldwide rights to the oncolytic virus therapy products and related intellectual property of Genetic Therapy, Inc. (GTI), an affiliate of Novartis, and received a signature payment of $28.5 million from Novartis. In the transaction, Cell Genesys issued to Novartis 1,999,840 shares of Cell Genesys common stock and, as a result, Novartis now holds approximately five percent of Cell Genesys' currently outstanding common stock.

  We hired Carol C. Grundfest as our vice president, regulatory affairs and project management. Prior to joining Cell Genesys, Ms. Grundfest served as executive director of project management and strategic planning at Systemix, Inc. and GTI, Inc. (affiliates of Novartis AG). Ms. Grundfest also held senior regulatory positions with Roche Global Development and Syntex, and previously served as assistant vice president, R&D at the Pharmaceutical Research and Manufacturers of America.

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, lease accounting, use of estimates and income taxes to be critical policies. There have been no critical changes in our critical accounting policies during the three and six months ended June 30, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

Revenue recognition

Since our inception, a substantial portion of our revenues have been generated from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically include upfront payments, cost reimbursements and milestone payments.

Revenue under these agreements from non-refundable upfront license fees and other payments where we continue involvement throughout development is recognized ratably over the development period. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of the agreements.

Incentive milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Cell Genesys, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. As such, the incentive milestones are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of an incentive milestone event, we have no future performance obligations related to that payment.

Amounts received under license agreements relating to our intellectual property are recognized as revenue upon execution of the technology licensing agreement, if we have no future performance obligations.

Deferred revenue represents the portion of upfront payments received that has not been earned.

Lease Accounting

We record our obligations under facility operating lease agreements as rent expense. In the fourth quarter of 2002, we recorded approximately $6.2 million of general and administrative expense for estimated lease exit costs associated with the move of our corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. Based upon updated estimates of the rental market for comparable laboratory and office space, we revised our estimate of lease exit costs and recorded an additional $1.6 million of general and administrative expense in the second quarter of 2003. Lease exit costs will continue to be revised as necessary based on our ability to sublease the facilities and as market conditions change.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates in the financial statements include, but are not limited to, accrued but unbilled expenses for clinical trials, accrued facility exit costs, expenses for certain outside experts and consultants, useful lives of property and equipment, and other items.

Income taxes

Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.  We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized.  We have considered anticipated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances.  If we determine that we will be able to realize our deferred tax assets in the future in excess of our net deferred tax assets, adjustments to the deferred tax assets will increase income by reducing tax expense in the period that we make such determination.  Likewise, if we determine that we will not be able to realize all or part of our net deferred tax assets in the future, adjustments to the deferred tax assets will decrease income by increasing tax expense in the period that we make such determination.

Results of Operations

Revenues were $13,000 and $1.1 million for the three and six months ended June 30, 2003 compared with $31.1 million and $35.7 million for the corresponding periods in 2002. These decreases reflect the previously announced termination of a collaboration agreement for GVAX® lung cancer vaccine and the recognition of non-recurring license revenue in 2002.

We recorded a net loss of $19.1 million and $36.5 million for the three and six months ended June 30, 2003 compared to net income of $6.5 million and a net loss of $2.3 million for the corresponding periods in 2002. Losses are expected to continue and may increase in future years as operating expenses rise, particularly as we incur expenses related to manufacturing and advanced clinical trials of our potential products.

Our research and development expenses were $22.6 million and $43.6 million for the three and six months ended June 30, 2003 compared to $17.8 million and $34.3 million for the corresponding periods in 2002. These increases can be attributed primarily to our expanding clinical trials and other product development activities in both our GVAX® cancer vaccines and oncolytic virus therapy programs. We expect that our research and development expenditures and headcount will continue to increase in future years to support expanded, more advanced and more numerous clinical trials, additional manufacturing and office facilities and additional product development activities. The rate of increase depends on a number of factors, including progress in research and development and clinical trials.

General and administrative expenses were $6.9 million and $12.0 million for the three and six months ended June 30, 2003 compared to $4.3 million and $8.0 million for the corresponding periods in 2002. These increases resulted primarily from infrastructure expenses related to our manufacturing and corporate headquarters facilities and a $1.6 million charge related to our leased facilities in Foster City, California. Future spending for general and administrative costs is expected to continue to increase in order to support our growing infrastructure needs, particularly in the areas of manufacturing and other facilities.

We recorded a $7.3 million gain during the three months ended June 30, 2003 related to the sale of 800,000 shares of Abgenix, Inc. common stock. At June 30, 2003 we continued to hold approximately 7.9 million shares of Abgenix, Inc. common stock, which had a fair market value of approximately $82.5 million as of that date.

Interest and other income were $1.4 million and $3.3 million for the three and six months ended June 30, 2003 compared to $2.2 million and $4.6 million for the corresponding periods in 2002. These decreases were primarily due to lower average cash balances and lower interest rates during 2003 as compared to 2002. Interest expense was $1.4 million and $1.7 million for the three and six months ended June 30, 2003 compared to $0.4 million and $0.8 million for the corresponding periods in 2002. These increases relate primarily to our leased facility in South San Francisco, California, which we occupied in March 2003.

We recorded tax benefits of $3.2 million and $9.2 million for the three and six months ended June 30, 2003 compared to a tax provision of $4.0 million and a tax benefit of $0.5 million for the corresponding periods in 2002. These tax benefits relate to our ability to carry-back 2002 net operating losses to the 2000 tax year and our ability to utilize net operating losses based on the estimation of future taxable income, including taxable income which may result from the future sale of shares of our investment in Abgenix, Inc.

Liquidity and Capital Resources

At June 30, 2003, we had approximately $134.8 million in cash, cash equivalents and short-term investments, of which $63.4 million is classified as restricted cash primarily related to our outstanding debt financing. We have maintained our financial position through strategic management of our resources including our holdings in Abgenix, Inc. common stock and by relying on funding from various corporate collaborations and licensing agreements. Additionally, in February 2003, our shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which allows us to offer up to $150 million of securities on short notice in one or more public offerings. However, there can be no assurance we will be able to issue such securities on acceptable terms, or at all.

Net cash used in operating activities was $18.2 million for the six months ended June 30, 2003 compared to $7.6 million for the corresponding period in 2002. This increase was due primarily to $34.1 million in increased net losses offset by the receipt of $15.0 million from a license agreement with Transkaryotic Therapies, Inc. Cash requirements for operating activities are expected to increase in future periods. The timing of these cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish manufacturing and marketing capabilities for any products that we may develop.

Net cash provided by investing activities was $7.1 million for the six months ended June 30, 2003 compared to cash used in investing activities of $67.0 million for the corresponding period in 2002. This trend reflects the conversion of short-term investments into cash to fund operating requirements in 2003, compared to the net investment of excess operating funds in 2002. Results for the 2003 period include $8.1 million in proceeds from the sale of 800,000 shares of Abgenix, Inc. common stock.

Capital expenditures were $21.9 million for the six months ended June 30, 2003 compared to $22.3 million for the corresponding period in 2002. Capital expenditures for both periods resulted primarily from the construction of our manufacturing facilities for our Phase 3 trials and future market launch in Hayward, California and leasehold improvements for our corporate headquarters in South San Francisco, California, to which we moved in March 2003. Final improvements to our corporate headquarters are expected to total approximately $3.0 million and are scheduled to be completed by the end of 2003, at which time all activities that currently remain at our Foster City location will be moved to South San Francisco. Cell Genesys currently has three manufacturing facilities located in Hayward and San Diego, California and Memphis, Tennessee. We have completed the construction necessary at our manufacturing facility for non patient-specific GVAX® cancer vaccines located in Hayward, California for initiation of our first Phase 3 trial, and test manufacturing is currently underway at this facility. In addition, we have completed the construction of a new manufacturing facility in Memphis, Tennessee for the manufacture of patient-specific GVAX® cancer vaccines for lung cancer. In 2002, we completed modifications of our GMP facility in San Diego, California for the manufacture of viral based products.

Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements, sales of Abgenix, Inc. common stock and secured financing. During the six months ended June 30, 2003, Cell Genesys received approximately $8.1 million in net proceeds from the sale of 800,000 shares of Abgenix, Inc. common stock. Our retained ownership of Abgenix, Inc. common stock represents a material portion of the total assets on our balance sheet. The common stock price of Abgenix, Inc. has proven to be highly volatile, which has a direct impact on our liquidity and capital resources.

In April 2003, we amended the terms of our $60 million asset- backed debt financing. Under the amendment, the quarterly principal payments have been replaced with a single balloon payment in 2008, and the interest rate was reduced from LIBOR (London Interbank Offering Rate) plus .750 percent to LIBOR plus .625 percent. The financing obligation remains secured by liquid financial instruments, including cash and marketable securities, which are classified as restricted cash and investments on our condensed consolidated balance sheet.

In connection with a gain on sale of Abgenix, Inc. common stock in 2000, we paid $41.5 million in federal and state income taxes. Since 2001 we have received $34.1 million in tax refunds from the carryback of losses. We have additional unutilized net operating loss ("NOL") carryforwards, although the future utilization of these NOL carryforwards is limited by IRS regulation Section 382, which imposes an annual limitation on taxable income that can be offset by NOLs following a change in control. For IRS purposes we experienced a change in control during our acquisition of Somatix in 1997. It is our current intention to minimize future tax liabilities on sales of Abgenix, Inc. common stock by offsetting gains against current operating losses and the NOL carryforwards allowed under Section 382. In addition, we have certain research and development tax credits that we may utilize to offset the tax effects of such gains. However, under some circumstances we may sell more Abgenix, Inc. common stock, and consequently recognize more gain, than we may be able to shelter from tax using these methods.

Future minimum payments under non-cancelable operating leases, capital leases and debt financing at June 30, 2003 were (in thousands):

	Operating Leases *	Capital Leases	Debt Financing
Years ending December 31:
2003 (remaining portion)......	$ 5,461	$ 3,029	$ 571
2004..............	11,004	6,242	1,143
2005..............	11,362	6,402	1,143
2006..............	4,683	6,468	1,143
2007..............	2,354	6,543	1,143
2008 and beyond. ........	25,794	80,769	60,000
Total minimum payments........	$ 60,658	109,453	65,143
Less: Amount representing interest and executory costs............		(56,043)	(5,143)
Present value of future debt payments...		53,410	60,000
Less: Current portion of future payments..		(699)	-
Noncurrent portion of future payments..		$ 52,711	$ 60,000

* Total operating lease commitments include rent payments for our Foster City location of $16.2 million, of which $7.8 million was accrued as of June 30, 2003 as part of the estimated facility exit costs associated with our move to the South San Francisco, California headquarters building in March 2003.

While we believe that our current liquidity position will be sufficient to meet our cash needs for at least the next year, we may entertain the possibility of raising additional capital to preserve our liquidity, depending on a number of conditions, including conditions in the capital markets. The sources of liquidity available to us include the sale of Abgenix, Inc. securities, asset-backed debt financing, and private or public placement of Cell Genesys equity securities, warrants, debt securities or depositary shares. We regularly consider the conditions of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to us may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative consequence in order to reduce or minimize a more significant negative consequence to stockholders.

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

All of our potential cancer vaccines, oncolytic virus therapies and cancer gene therapy products are in research and development. We have not generated any revenues from the sale of products. We do not expect to generate any revenues from product sales for at least the next several years. Our products currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. Our research and development efforts may not be successful, and any of our future products may not be ultimately commercially successful. Even if developed, our products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

Our cancer vaccine, oncolytic virus therapies and cancer gene therapy programs must undergo exhaustive clinical testing and may not prove to be safe or effective. If any of our proposed products are delayed or fail, we may have to curtail our operations.

Our programs utilize new technologies. Existing preclinical and clinical data on the safety and efficacy of our programs are limited. Data relating to our specific gene therapy approaches are also limited. Our GVAX® cancer vaccines and oncolytic virus therapies are currently being tested in human clinical trials to determine their safety and efficacy. None of our other products or therapies under development are in human clinical trials. The results of preclinical studies do not necessarily predict safety or efficacy in humans. Serious and potentially life-threatening side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercially successful products. Although we are testing some of our proposed products and therapies in human clinical trials, we cannot guarantee that we will be permitted to undertake human clinical trials for any of our other products or that adequate numbers of patients can be recruited for our clinical trials. Also, the results of this testing might not demonstrate the safety or efficacy of these products. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Finally, even if our products proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at reasonable cost or that such a product will be successfully marketed.

We have not been profitable in our operations (absent the gains on sales of Abgenix, Inc. common stock and certain upfront or non- recurring license fees). We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.

We have incurred an accumulated deficit since our inception. At June 30, 2003, our accumulated deficit was approximately $126.6 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix, Inc. common stock. For the six months ended June 30, 2003, we recorded a net loss of $36.5 million, notwithstanding a gain of $7.3 million on sales of our Abgenix, Inc. common stock. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of research and development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses. We also have substantial lease obligations related to our new manufacturing and headquarter facilities impacting operating expenses. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

We plan to raise additional funds through collaborative business relationships, sales of some portion or all of our investment in Abgenix, Inc. common stock, additional equity or debt financings, or otherwise, but we may not be able to do any of the foregoing on favorable terms, or at all.

Because of our long-term capital requirements, we may seek to access the public or private debt and equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Additional funding may not be available to us, and, if available, may not be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. Opportunities for out- licensing technologies or for third-party collaborations may not be available to us on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development or clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow. Currently, we have no collaborative partners for the development of our GVAX® cancer vaccines. Certain of our oncolytic virus therapy products are being developed under our global strategic alliance with Novartis and Novartis has future commercialization rights for these products.

Our ability to manufacture our products is uncertain, which may delay or impair our ability to develop, test and commercialize our products.

We are building our own manufacturing facilities in compliance with FDA Good Manufacturing Practices regulatory requirements for the manufacture of products for clinical trials and to support the potential commercial launch of our product candidates. We are under significant lease obligations for each of our facilities. We may be unable to establish and maintain our manufacturing facilities within our planned time and budget, which could have a material adverse effect on our product development timelines. Our manufacturing facilities will be subject to ongoing, periodic inspection by the FDA and state agencies to ensure compliance with Good Manufacturing Practices. We also may encounter problems with the following:

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

Our manufacturing facilities are subject to licensing requirements of the United States Drug Enforcement Administration (the DEA), the California Department of Health Services and the Tennessee Department of Commerce and Insurance, Board of Pharmacy, referred to as the Tennessee Board of Pharmacy. While not subject to license by the FDA, these facilities are subject to inspection by the FDA, as well as by the DEA, the California Department of Health Services and the Tennessee Board of Pharmacy. Failure to maintain these licenses or to meet the inspection criteria of the FDA, the DEA, the California Department of Health Services or the Tennessee Board of Pharmacy would disrupt our manufacturing processes and have a material adverse effect on our business, results of operations, financial condition and cash flow.

If our proposed products are not effectively protected by issued patents or if we are not otherwise able to protect our proprietary information, we will be more vulnerable to competitors, and our business could be adversely affected.

We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. As of June 30, 2003 we had approximately 360 patents issued or granted to Cell Genesys or available to us based on licensing arrangements and approximately 265 applications pending in the name of Cell Genesys or available to us based on licensing arrangements. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection and will not be invalidated. Also, patent applications in the United States are confidential until patents are issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if our intellectual property infringes upon the rights of others.

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

There are many companies pursuing programs for the treatment of cancer. Some of these competitors are large pharmaceutical companies, such as Aventis and GlaxoSmithKline, which have greater experience and resources than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining FDA and other regulatory approvals of products, and in manufacturing and marketing new therapies. We are also competing with other biotechnology companies with similar experience and resources to ours, but who may have programs which are in a later stage of clinical testing than ours, such as Dendreon Corporation. Our competitive position and that of our competitors can vary based on the performance of products in clinical trials. In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact future sales of our products. We also may not have the access that some of our competitors have to biological materials necessary to support the research, development or manufacturing of planned therapies. If we are permitted by the FDA to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on:

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

Our business, financial condition and results of operations could suffer as a result of future strategic acquisitions and investments.

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

If we engage in future acquisitions, we may not be able to fully integrate the acquired companies and their intellectual property or personnel. Our attempts to do so may place additional burdens on our management and infrastructure. Future acquisitions will also subject us to a number of risks, including:

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

Our stock price is influenced by the market price of Abgenix, Inc. stock, which has been highly volatile.

Our retained ownership of Abgenix, Inc. common stock represents a material portion of the total assets on our balance sheet. The common stock price of Abgenix, Inc. has proven to be highly volatile. The value of our holdings of Abgenix, Inc. common stock was approximately $82.5 million at June 30, 2003. Movements in the price of Abgenix, Inc. common stock, up or down, may exert corresponding influences on the market price of our stock.

Our stock price has fluctuated in the past and is likely to continue to be volatile in the future.

The stock prices of biopharmaceutical and biotechnology companies (including Cell Genesys) have historically been highly volatile. Since January 1, 2001, our stock price has fluctuated between a high close price of $24.80 on December 6, 2001 and a low close price of $6.43 on March 18, 2003. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, may affect our stock price:

  fluctuations in our financial results;
  announcements of technological innovations or new therapeutic products by us or our competitors;
  announcements of changes in governmental regulation affecting us or our competitors;
  announcements of regulatory approval or disapproval of our or our competitors' products;
  announcements of new collaborative relationships by us or our competitors;
  developments in patent or other proprietary rights affecting us or our competitors;
  public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;
  general market conditions;
  fluctuations in the price of Abgenix, Inc. common stock, as described above;
  severe fluctuations in price and volume in the stock market in general (or in the trading of the stock of biopharmaceutical and biotechnology companies in particular) that are unrelated to our operating performance;
  issuances of securities in equity, debt or other financings or issuances of common stock upon conversion of our Series B preferred stock, as described below;
  sales of common stock by us or by existing stockholders; and
  the perception that such issuances or sales could occur.

Our stockholders may be diluted by the conversion of outstanding Series B redeemable convertible preferred stock.

As of June 30, 2003, 499 shares of Series B redeemable convertible preferred stock, referred to as the Series B preferred, issued in January 2000 remained outstanding and were convertible into an aggregate of approximately 663,000 shares of common stock as of that date. The holders of the Series B preferred may choose at any time to convert their shares into common stock. Conversion of the Series B preferred would result in issuance of additional shares of common stock, diluting existing stockholders. The number of shares of common stock issuable upon conversion of the Series B preferred is determined by dividing the market value of the shares to be converted by the lower of:

  a fixed conversion price of $14.53 per share (subject to antidilution provisions); or
  the average of certain trading prices during the 10 trading days preceding such date of conversion.

The market value of the Series B preferred is based on the outstanding carrying value from the original issuance plus the deemed dividend earned over the holding period. As of June 30, 2003, the aggregate market value for all outstanding Series B preferred was approximately $5.9 million. The number of shares of common stock issuable upon conversion of the Series B preferred, and therefore the dilution of existing investors, would increase as a result of either an event triggering the antidilution rights of the Series B preferred or a decline in the market price of our common stock immediately prior to conversion of the Series B preferred.

During the three months ended June 30, 2003, 166 shares of the Company's Series B redeemable convertible preferred stock were converted into 278,264 shares of the Company's common stock at an average effective conversion price of $7.37 per share. The total market value of such common shares as of the date of conversion was approximately $2.1 million. In the event the holders of the remaining outstanding Series B preferred do not convert their shares, the shares will automatically be converted on January 18, 2005 according to the formula described above.

Our stockholders may be diluted by the exercise of outstanding stock options or other issuances of our common stock.

Substantially all shares of common stock for which our outstanding stock options are exercisable are, once they have been purchased, eligible for immediate sale in the public market. Issuance of common stock or the exercise of stock options would dilute existing investors.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of us or limit the price investors might be willing to pay for our stock.

Certain provisions of our Certificate of Incorporation, Bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions include the adoption of a Stockholder Rights Plan, commonly known as a "poison pill." Under the Stockholder Rights Plan, we made a dividend distribution of one preferred share purchase right for each share of our common stock outstanding as of August 21, 1995 and each share of our common stock issued after that date. In July 2000, we made certain technical changes to amend the plan and extended the term of such plan until 2010. The rights are exercisable only if an acquirer purchases 15 percent or more of our common stock or announces a tender offer for 15 percent or more of our common stock. Upon exercise, holders other than the acquirer may purchase our stock at a discount. The Board of Directors may terminate the rights plan at any time or under certain circumstances redeem the rights. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of the Board of Directors, the plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition. These provisions and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of Cell Genesys, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is subject to a variety of risks, including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices to protect against these and other exposures. However, as mentioned under "Liquidity and Capital Resources" and the "Other Factors Affecting Future Operations" sections of the Company's Management Discussion and Analysis of Financial Condition and Results of Operations above, the Company is subject to risk associated with its retained ownership in Abgenix, Inc. common stock.

The Company has not entered into any financial instruments that would give rise to foreign currency exchange risk or commodity pricing risk. The Company has exposure related to the value of the number of shares of Abgenix, Inc. common stock it holds, which was approximately 7.9 million as of June 30, 2003.

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

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate
(dollars in thousands)

2003	2004	2005	2006	2007	2008 Thereafter	Total	Fair Value June 30, 2003

Total Investment Securities	$ 50,258	$ 22,134	$ 38,468	$ 4,101	$ 4,840	$ 100	$ 119,901	$ 120,922
Average Interest Rate	1.11%	2.26%	2.00%	2.58%	2.42%	3.14%	2.25%

Capital Leases, including Current Portion	$ 150	$ 317	$ 293	$ 162	$ 23	$ -	$ 945	$ 945
Average Interest Rate	7.12%	7.12%	7.08%	6.86%	5.90%	-	7.03%

Debt Financing, including Current Portion	$ -	$ -	$ -	$ -	$ -	$ 60,000	$ 60,000	$ 60,000
Average Interest Rate (1)	1.91%	1.91%	1.91%	1.91%	1.91%	1.91%	1.91%

(1) Interest rate based upon LIBOR rate index plus a spread of .625 percent, and can be reset on a quarterly or semi-annual basis.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On June 12, 2003 during the annual stockholders' meeting, a quorum of stockholders of the Company approved the following proposals:

    Election of Directors.
    Proposal to approve the amendment of the 1998 Incentive Stock Plan to increase the number of shares of common stock reserved for issuance thereunder by 500,000 shares and to prohibit future option repricings under that plan without the approval of the Company's stockholders.
    Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the 2003 fiscal year.

The following table shows the results of the voting on these matters.

(i)	Director	For	Withheld
	David W. Carter	31,512,731	954,160
	Nancy M. Crowell	32,109,390	357,501
	James M. Gower	32,112,865	354,026
	John T. Potts Jr., M.D.	31,511,074	955,817
	Thomas E. Shenk, Ph. D.	32,178,311	288,580
	Stephen A. Sherwin, M.D.	32,004,964	461,927
	Eugene L. Step	31,445,958	1,020,933
	Inder M. Verma, Ph.D.	32,108,270	358,621

				Broker
(ii) Against Abstain	For	Against	Abstained	Non-Votes
119,980 33,155	27,737,066	3,297,368	1,432,456	0

				Broker
	For	Against	Abstained	Non-Votes
(iii)	31,865,961	568,465	32,465	0

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit Number	Description
10.1	Amendment No. 2 dated June 12, 2003 to the Credit Agreement between Cell Genesys and Fleet National Bank
10.2	Amended and Restated 1998 Incentive Stock Plan
10.3 *	Patent Assignment and License Agreement dated July 23, 2003 between Cell Genesys, Novartis AG and Genetic Therapy Inc.
10.4 *	Product Development and Option Agreement dated July 23, 2003 between Cell Genesys and Novartis Pharma AG
10.5	Standstill and Registration Rights Agreement dated July 23, 2003 between Cell Genesys, Novartis AG and Genetic Therapy, Inc.
12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

(1) Also filed in PDF as a courtesy

b) Reports on Form 8-K

On July 23, 2003 the Company filed a Form 8-K containing our press release announcing a global alliance between the Company and Novartis AG for the development and commercialization of oncolytic virus therapies.

On July 29, 2003 the Company filed a Form 8-K furnishing our press release announcing the Company's financial results for the three and six month periods ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on August 14, 2003.

CELL GENESYS, INC.

(Registrant)

By:	/s/ Matthew J. Pfeffer

Matthew J. Pfeffer Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 14, 2003