Form 10-Q
period 2003-09-30
CELL GENESYS INC
filed 2003-11-12
CIK 865231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period From                          to

Commission File Number: 0-19986

CELL GENESYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3061375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

500 Forbes Boulevard, South San Francisco, California 94080

(Address of principal executive offices and zip code)

(650) 266-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 31, 2003, the number of outstanding shares of the Registrant’s Common Stock was 39,656,569.

CELL GENESYS, INC.

PART I. FINANCIAL INFORMATION

Item	1. FINANCIAL STATEMENTS

Cell Genesys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$58,766	$39,072
Short-term investments	60,190	60,555
Current portion of restricted cash and investments	3,359	16,166
Receivable from Transkaryotic Therapies, Inc	—	15,000
Investment in Abgenix, Inc. common stock	111,489	64,076
Prepaid expenses and other current assets	2,534	1,340

Total current assets	236,338	196,209
Restricted cash and investments	60,000	51,112
Property and equipment, net	173,911	157,215
Deposits and other assets	812	1,312

	$471,061	$405,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,314	$3,980
Accrued compensation and benefits	3,890	3,611
Deferred revenue	9,120	5,871
Accrued facility exit costs	7,824	6,178
Other accrued liabilities	5,342	6,870
Income taxes payable	5,266	4,219
Deferred tax liability	42,062	23,147
Current portion of debt financing	312	9,175
Current portion of facility lease obligation	453	—

Total current liabilities	75,583	63,051
Noncurrent portion of debt financing	95,559	51,656
Noncurrent portion of facility lease obligation	51,937	52,361

Commitments
Redeemable convertible preferred stock	2,354	7,632

Stockholders’ equity:
Common stock	40	37
Additional paid-in capital	312,037	286,548
Accumulated other comprehensive income	63,092	34,719
Accumulated deficit	(129,541)	(90,156)

Total stockholders’ equity	245,628	231,148

	$471,061	$405,848

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Revenue	$15,710	$1,476	$16,761	$37,173

Operating expenses:
Research and development	20,371	19,490	64,007	53,853
General and administrative	6,439	3,370	18,410	11,376
Purchased in-process technology	—	(186)	—	(186)

Total operating expenses	26,810	22,674	82,417	65,043

Loss from operations	(11,100)	(21,198)	(65,656)	(27,870)

Gain on sale of Abgenix, Inc. common stock	2,617	—	9,905	—
Interest and other income	918	2,649	4,199	7,231
Interest expense	(1,412)	(72)	(3,122)	(917)

Loss before minority interest and income taxes	(8,977)	(18,621)	(54,674)	(21,556)

Loss attributed to minority interest	—	—	—	96

Loss before income taxes	(8,977)	(18,621)	(54,674)	(21,460)
Income tax benefit	6,063	5,909	15,289	6,411

Net loss	$(2,914)	$(12,712)	$(39,385)	$(15,049)

Basic and diluted net loss per common share	$(0.07)	$(0.35)	$(1.05)	$(0.42)

Weighted average shares of common stock outstanding—basic and diluted	38,898	35,830	37,680	35,700

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(39,385)	$(15,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,289	2,588
Loss (gain) on disposal of property and equipment	572	(132)
Gain on sale of Abgenix, Inc. common stock	(9,905)	—
Non-employee stock based compensation	81	—
Credit for purchased in-process technology	—	(186)
Changes to:
Prepaid expenses and other assets	(759)	7,942
Receivable from Transkaryotic Therapies, Inc	15,000	(15,000)
Accounts payable	(2,666)	10
Accrued compensation and benefits	279	207
Deferred revenue	3,249	2,115
Accrued facility exit costs	1,646	—
Other accrued liabilities	(1,528)	218
Minority interest in equity of subsidiary	—	(96)
Income taxes payable	1,047	1,778

Net cash used in operating activities	(24,080)	(15,605)

Cash flows from investing activities:
Purchases of short-term investments	(155,982)	(200,258)
Maturities of short-term investments	7,550	—
Sales of short-term investments	151,599	196,910
Purchases of restricted cash and investments	—	(945)
Capital expenditures	(25,355)	(40,689)
Proceeds from disposal of property and equipment	65	71
Proceeds from sale of Abgenix, Inc. common stock	10,897	—

Net cash used in investing activities	(11,226)	(44,911)

Cash flows from financing activities:
Proceeds from issuances of common stock	20,133	1,040
Proceeds from debt financings	35,237	926
Payments under facility lease obligation	(173)	—
Payments under debt financings	(197)	(62)

Net cash provided by financing activities	55,000	1,904

Net increase (decrease) in cash and cash equivalents	19,694	(58,612)
Cash and cash equivalents at the beginning of the period	39,072	76,722

Cash and cash equivalents at the end of the period	$58,766	$18,110

See accompanying notes

Cell Genesys, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Organization and Summary of Significant Accounting Policies

Organization and basis of presentation

Cell Genesys, Inc. (“Cell Genesys” or “the Company”) has focused its research and product development efforts on biological therapies for human cancer. The Company’s objective is to develop and commercialize cancer vaccines, oncolytic virus therapies and antiangiogenesis therapies to treat different types of cancer. Cell Genesys’ current clinical-stage programs include GVAX® cancer vaccines and oncolytic virus therapies.

The consolidated financial statements include the accounts of Cell Genesys and its majority-owned subsidiary, Ceregene, Inc. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2002.

Revenue recognition

The Company’s revenues are derived principally from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically includes upfront payments, cost reimbursements and milestone payments.

Revenue under these agreements from non-refundable upfront license fees and other payments where the Company continues involvement throughout development is recognized ratably over the development period. The Company recognizes cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of the agreements.

Incentive milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process. Incentive milestone payments are triggered either by the results of our research efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. As such, the incentive milestones are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of an incentive milestone event, the Company has no future performance obligations related to that payment.

Amounts received under license agreements relating to the Company’s intellectual property are recognized as revenue upon execution of the technology licensing agreement, if the Company has no future performance obligations.

Deferred revenue represents the portion of upfront payments received that has not been earned.

Reclassifications

Certain prior period balances have been reclassified to conform with the current period presentation.

Stock-based compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and to adopt the “disclosure only” alternative described in SFAS 123. Under APB 25, when the exercise price of the Company’s employee stock options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying stock on the date of the grant as determined by the Company’s Board of Directors, no compensation expense is recognized.

The following table illustrates, pursuant to SFAS 123 and as amended by SFAS No. 148, the effect on net loss and related net loss per common share had compensation costs for stock-based employee compensation plans been determined based upon the fair value method prescribed under SFAS 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except share data)
Net loss, as reported	$(2,914)	$(12,712)	$(39,385)	$(15,049)
Deduct:
Stock-based compensation expense determined under SFAS 123	(2,998)	(2,882)	(8,948)	(8,453)

Pro forma net loss	$(5,912)	$(15,594)	$(48,333)	$(23,502)

Basic and diluted net loss per common share, as reported	$(0.07)	$(0.35)	$(1.05)	$(0.42)
Basic and diluted pro forma net loss per common share	$(0.15)	$(0.44)	$(1.28)	$(0.66)

Net loss per share

Basic net loss per common share is calculated using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per common share includes the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (stock options and redeemable convertible preferred stock) were anti-dilutive for all periods reported, they have been excluded from the computation of shares used in computing diluted net loss per common share.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to stockholders’ equity of the Company that are excluded from net loss. Specifically, unrealized gains or losses on the Company’s available-for-sale securities including the Company’s holdings of Abgenix, Inc. common stock are included in other comprehensive income (loss), net of tax.

The following table presents the calculation of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net loss	$(2,914)	$(12,712)	$(39,385)	$(15,049)
Other comprehensive income (loss):
Increase (decrease) in unrealized gain on investments, net of tax	19,088	(16,277)	35,322	(143,744)
Less: reclassification adjustment for gains recognized in net loss, net of tax	(1,728)	(738)	(6,949)	(1,155)

Comprehensive income (loss)	$14,446	$(29,727)	$(11,012)	$(159,948)

Capitalization of interest expense

In connection with the construction of our manufacturing facility in Hayward, California, we have capitalized a portion of the interest expense related to our $60.0 million asset-backed debt facility. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful life of that asset. Interest expense of $0.2 million and $0.8 million was capitalized in the three and nine-month periods ended September 30, 2003, compared to $0.4 million capitalized in the three and nine-month periods ended September 30, 2002. We capitalized $1.6 million of interest expense over the course of the construction of the facility, which, for accounting purposes, was completed and placed in service during the three-month period ended September 30, 2003.

Recent accounting pronouncements

i.	Revenue arrangements with multiple deliverables

In November 2002, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. The Company adopted EITF 00-21 on July 1, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

ii.	Consolidation of variable interest entities

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require the Company to adopt the provisions of FIN 46 as of December 31, 2003. Based upon a preliminary assessment, the Company is not aware of any of its contractual arrangements or relationships that would be considered a variable interest in a variable interest entity. The Company will continue to evaluate its contractual arrangements, relationships and emerging guidance related to FIN 46 during the fourth quarter of 2003.

iii.	Accounting for certain financial instruments with characteristics of both liabilities and equity

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). FAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. The Company adopted FAS 150 as of September 30, 2003. The adoption of FAS 150 did not result in the reclassification of the Company’s redeemable convertible preferred stock nor any other financial instruments of the Company.

2.    Global alliance with Novartis AG

On July 23, 2003, the Company announced a global alliance with Novartis AG for the development and commercialization of oncolytic virus therapies. Under the agreement, the Company acquired exclusive worldwide rights to the oncolytic virus therapy products and related intellectual property of Genetic Therapy, Inc. (GTI), an affiliate of Novartis, and received an upfront payment of $28.5 million from Novartis. This payment is to be dedicated to the further development of certain existing oncolytic virus therapy products of the Company and those acquired from GTI, in each case for which the Company and Novartis both have future commercialization rights. In exchange, the Company issued Novartis/GTI 1,999,840 shares of Cell Genesys, Inc. common stock. Of the $28.5 million upfront payment received from Novartis, the Company attributed approximately $18.5 million to the 1,999,840 common shares issued, based upon the market value of such shares, and approximately $10.0 million to deferred revenue, which we anticipate recognizing as revenue over the related development period. The agreement also provides the basis for the sharing of future additional development costs and profits related to the potential products on a worldwide basis.

3.    Term Loan

On September 30, 2003, the Company borrowed $35.0 million from Silicon Valley Bank under a five-year term loan agreement. The loan bears interest at a rate of 6.73%, which rate is subject to upward adjustment upon certain events or defaults. The Company is required to make monthly interest only payments for the first year, followed by monthly principal and interest payments, based on an 84-month amortization schedule, for the next 47 months. The final loan payment of approximately $17.8 million is due in September 2008. The loan is secured by certain of the Company’s assets excluding the Company’s intellectual property assets, deposits in certain investment accounts and the Company’s holdings of Abgenix, Inc. common stock. Under the terms of the loan the Company is required to meet various financial covenants, with which it was in compliance at September 30, 2003. The proceeds of the loan are not reported as restricted cash and investments on the condensed consolidated balance sheet as of September 30, 2003.

4.    Redeemable Convertible Preferred Stock

During the three months ended September 30, 2003, 273 shares of the Company’s Series B redeemable convertible preferred stock were converted into 288,762 shares of the Company’s common stock at an average effective conversion price of $11.17 per share. The total market value of such common shares as of the date of conversion was approximately $3.7 million. As of September 30, 2003, 226 shares of the Company’s Series B redeemable convertible preferred stock remained outstanding at a carrying value of approximately $2.4 million.

5.    Corporate Headquarter Facilities

Cell Genesys currently maintains its corporate headquarters in South San Francisco, California. In the fourth quarter of 2002, the Company recorded approximately $6.2 million of general and administrative expense for estimated lease exit costs associated with the Company’s move of its corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. Based upon updated estimates of the rental market for comparable laboratory and office space, the Company subsequently revised its estimate of lease exit costs and recorded an additional $1.2 million and $2.8 million of general and administrative expense in the three and nine-month periods ended September 30, 2003, respectively. We expect to vacate the final remaining property at our Foster City location in the fourth quarter of 2003 and anticipate recording an additional $2.1 million of general and administrative expense at that time. Lease exit costs will continue to be revised as necessary based on our ability to sublease the facilities and as market conditions change. Future rent payments related to the Company’s former Foster City location total $15.0 million through the expiration of the related leases in January 2006. The Company is actively pursuing subleasing of its former headquarter facilities in Foster City.

6.    Debt Financing Secured by Cash

In April 2003, the Company amended the terms of its $60.0 million asset-backed debt financing. Under the amendment, the quarterly principal payments have been replaced with a single balloon payment in 2008, and the interest rate was reduced from LIBOR (London Interbank Offering Rate) plus 0.750 percent to LIBOR plus 0.625 percent. The financing obligation remains secured by liquid financial instruments, including cash and marketable securities, which are classified as restricted cash and investments on the condensed consolidated balance sheet. Under the terms of the obligation the Company is required to meet various financial reporting covenants with which it was in compliance at September 30, 2003. As a result of this amendment, the Company classified its short-term obligation under the original asset-backed debt financing as a noncurrent debt-financing obligation on its condensed consolidated balance sheet.

7.    Property and Equipment

Since December 31, 2002, the Company has completed construction of its manufacturing facility in Hayward, California for non-patient-specific GVAX® cancer vaccines and its corporate headquarters facility in South San Francisco, California. Property and equipment consists of the following (in thousands):

	September 30, 2003	December 31, 2002
Furniture and equipment under capital lease	$1,238	$745
Machinery, furniture and equipment	26,022	24,935
Leasehold improvements	112,813	19,402
Leasehold improvements under capital lease	52,361	—
Construction in process under capital lease	—	52,617
Construction in process	7,563	89,454

	199,997	187,153
Accumulated depreciation	(26,086)	(29,938)

	$173,911	$157,215

The increase in leasehold improvements and the decrease in construction in process reflect the completion of our manufacturing facility in Hayward, California for non-patient-specific GVAX® cancer vaccines, which for accounting purposes was placed in service during the three-month period ended September 30, 2003. The increase in leasehold improvements under capital lease and the decrease in construction in process under capital lease reflect the completion of our corporate headquarters facility in South San Francisco, California, which we moved to in March 2003.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about us and our subsidiary’s clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under “Other Factors Affecting Future Operations” below. We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002 and in other documents filed by us from time to time with the Securities and Exchange Commission.

Overview

Since its inception in April 1988, Cell Genesys has focused its research and product development efforts on human disease therapies that are based on innovative gene modification technologies. Our current strategic objective is to develop and commercialize cancer vaccines, oncolytic virus therapies and antiangiogenesis therapies to treat different types of cancer. Cell Genesys’ current clinical programs include GVAX® cancer vaccines and oncolytic virus therapies. GVAX® cancer vaccines are in Phase 2 studies for prostate cancer, lung cancer, pancreatic cancer and leukemia and in Phase 1/2 studies for multiple myeloma. We expect to initiate Phase 3 trials for GVAX® prostate cancer vaccine and GVAX® lung cancer vaccine during the next year. Ongoing clinical programs evaluating our oncolytic virus therapies include a Phase 1/2 study of CG7870 plus radiation therapy for early-stage prostate cancer. In addition, Cell Genesys has preclinical oncolytic virus therapy programs as well as preclinical antiangiogenesis therapy programs evaluating potential therapies for multiple types of cancer. Additionally, Cell Genesys has a majority-owned subsidiary, Ceregene, Inc., which is focused on gene therapies for neurological disorders, and Cell Genesys continues to hold approximately 7.7 million shares of common stock of its former subsidiary, Abgenix, Inc. (NASDAQ: ABGX), which is focused on the development and commercialization of antibody therapies.

Third Quarter 2003 and Other Recent Highlights:

■

We announced a global alliance with Novartis AG (NYSE: NVS) for the development and commercialization of oncolytic virus therapies. Under the agreement, Cell Genesys acquired exclusive worldwide rights to the oncolytic virus therapy products and related intellectual property of Genetic Therapy, Inc. (GTI), an affiliate of Novartis, and received a signature payment of $28.5 million from Novartis. In the transaction, Cell Genesys issued to Novartis/GTI 1,999,840 shares of Cell Genesys common stock, and, as a result, Novartis now holds approximately five percent of Cell Genesys’ currently outstanding common stock.

■

We reported long-term follow-up data from a Phase 1 clinical trial of GVAX® melanoma vaccine, a patient-specific vaccine made directly from patient tumor biopsies. Data from this trial, which completed enrollment in mid-1999, involved patients with metastatic melanoma, the majority of whom had failed prior treatment including surgery, radiation, chemotherapy and/or interferon. Of the 35 patients enrolled in this study, 10 patients (29 percent) remained alive with a minimum follow-up of 36 months, including four patients without evidence of recurrent disease following surgical resection of their tumors. One complete response, one partial response and one mixed response were observed following the initial treatment period, and the overall median survival was 15 months.

■

We announced that an agreement had been reached with the pharmaceutical division of Japan Tobacco Inc. (JT) regarding approximately $16.8 million in clinical and patent-related milestone and wind down payments arising from a former collaboration agreement with JT for GVAX® cancer vaccines, which was terminated in October 2002. Under the announced agreement, JT paid Cell Genesys approximately $8.3 million in cash and waived $8.5 million in future repayment obligations for capital expenditures associated with Cell Genesys’ manufacturing facilities in Hayward, CA and Memphis, TN.

■

We signed a $35.0 million term loan with Silicon Valley Bank. The financing is a five-year loan that is secured by certain assets, other than our intellectual property assets, deposits in certain investment accounts and holdings of Abgenix common stock. The terms of the loan include payments of interest only for the first year, followed by interest and principal payments based on a seven-year amortization schedule. The final loan payment of approximately $17.8 million is due in September 2008. We plan to use the proceeds of the loan for general business purposes including the funding of our multiple ongoing clinical trials of GVAX® cancer vaccines and oncolytic virus therapies. The proceeds of the loan are not reported as restricted cash and investments on the condensed consolidated balance sheet as of September 30, 2003.

■

Ceregene, Inc., our majority-owned subsidiary focused on gene therapies for neurodegenerative disorders, announced that it signed an option agreement with the Salk Institute for Biological Studies to acquire exclusive worldwide rights to the Salk Institute’s ALS (amyotrophic lateral sclerosis) gene therapy technology. Ceregene will work collaboratively with the Salk Institute and other institutions to establish proof of principle for efficacy in ALS patients by using gene delivery technology, including the adeno-associated viral (AAV) vector system, to deliver therapeutic growth factor genes to potentially improve neuromuscular function.

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, lease accounting, use of estimates and income taxes to be critical policies. There have been no critical changes in our critical accounting policies during the three and nine months ended September 30, 2003, as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

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

Incentive milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process. Incentive milestone payments are triggered either by the results of our research efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. As such, the incentive milestones are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of an incentive milestone event, we have no future performance obligations related to that payment.

Amounts received under license agreements relating to our intellectual property are recognized as revenue upon execution of the technology licensing agreement, if we have no future performance obligations.

Deferred revenue represents the portion of upfront payments received that has not been earned.

Lease accounting

We record our obligations under facility operating lease agreements as rent expense. In the fourth quarter of 2002, we recorded approximately $6.2 million of general and administrative expense for estimated lease exit costs associated with the move of our corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. Based upon updated estimates of the rental market for comparable laboratory and office space, we subsequently revised our estimate of lease exit costs and recorded an additional $1.2 million and $2.8 million of general and administrative expense in the three and nine-month periods ended September 30, 2003, respectively. We expect to vacate the final remaining property at our Foster City location in the fourth quarter of 2003 and anticipate recording an additional $2.1 million of general and administrative expense at that time.

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

Income taxes

Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. We have considered anticipated future taxable income, including future taxable income that may result from future sales of holdings of our Abgenix common stock, and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If we determine that we will be able to realize our deferred tax assets in the future in excess of our net deferred tax assets, adjustments to the deferred tax assets will increase income by reducing tax expense in the period that we make such determination. Likewise, if we determine that we will not be able to realize all or part of our net deferred tax assets in the future, adjustments to the deferred tax assets will decrease income by increasing tax expense in the period that we make such determination. If our investment in Abgenix common stock were to suffer a decline in value, we may be required to reverse tax benefits previously recorded.

Results of Operations

Revenues were $15.7 million and $16.8 million for the three and nine months ended September 30, 2003 compared with $1.5 million and $37.2 million for the corresponding periods in 2002. Revenues for the three and nine months ended September 30, 2003 were primarily derived from $14.1 million related to the final settlement reached with JT regarding clinical and patent-related milestone and wind down payments. Revenues for the three and nine months ended September 30, 2002 were primarily due to non-recurring payments under our former collaboration agreement with JT and from other non-recurring license revenue.

We recorded a net loss of $2.9 million and $39.4 million for the three and nine months ended September 30, 2003 compared with $12.7 million and $15.0 million for the corresponding periods in 2002. Losses are expected to continue and may increase in future years as operating expenses rise, particularly as we incur expenses related to manufacturing and advanced clinical trials of our potential products.

Our research and development expenses were $20.4 million and $64.0 million for the three and nine months ended September 30, 2003 compared to $19.5 million and $53.9 million for the corresponding periods in 2002. These increases can be attributed primarily to our expanding clinical trials and other product development activities in both our GVAX® cancer vaccines and oncolytic virus therapy programs. We expect that our research and development expenditures and headcount will continue to increase in future years to support expanded, more advanced and more numerous clinical trials, additional manufacturing and office facilities and additional product development activities. The rate of increase depends on a number of factors, including progress in research and development and clinical trials.

General and administrative expenses were $6.4 million and $18.4 million for the three and nine months ended September 30, 2003 compared to $3.4 million and $11.4 million for the corresponding periods in 2002. These increases resulted primarily from expenses related to the vacating of our manufacturing and corporate headquarters facilities and from $2.8 million related to our leased facilities in Foster City, California over the nine months ended September 30, 2003. Future spending for general and administrative costs is expected to continue to increase in order to support our growing infrastructure needs, particularly in the areas of manufacturing and other facilities.

During the three and nine months ended September 2002, we recorded a credit of $186,000 to purchased in-process technology related to our acquisition of Calydon, Inc. in 2001. The adjustment related to the return to us of a portion of the purchase price held in escrow in accordance with the terms of the purchase agreement.

We recorded a gain of $2.6 million and $9.9 million during the three and nine months ended September 30, 2003 related to the sale of 200,000 and 1,000,000 shares of Abgenix common stock, respectively. At September 30, 2003 we continued to hold approximately 7.7 million shares of Abgenix common stock, which had a fair market value of approximately $111.5 million as of that date.

Interest and other income were $0.9 million and $4.2 million for the three and nine months ended September 30, 2003 compared to $2.6 million and $7.2 million for the corresponding periods in 2002. These decreases were primarily due to lower average cash balances and lower interest rates during 2003 as compared to 2002. Interest expense was $1.4 million and $3.1 million for the three and nine months ended September 30, 2003 compared to $0.1 million and $0.9 million for the corresponding periods in 2002. These increases are primarily due to interest expense from the capital lease obligation for our headquarters facility in South San Francisco, California, which we occupied in March 2003.

We recorded a tax benefit of $6.1 million and $15.3 million for the three and nine months ended September 30, 2003 compared to $5.9 million and $6.4 million for the corresponding periods in 2002. The tax benefit recorded in 2003 relates to our estimate of future taxable income, including future taxable income that may result from future sales of holdings of our Abgenix common stock, and thus our ability to carry-forward these losses to offset that potential future taxable income. The tax benefit recorded in 2002 primarily related to our ability to carry-back 2002 net operating losses to the 2000 tax year. If our investment in Abgenix were to suffer a decline in value, we may be required to reverse tax benefits previously recorded.

Liquidity and Capital Resources

At September 30, 2003, we had approximately $182.3 million in cash, cash equivalents and short-term investments, of which $63.4 million is classified as restricted cash, primarily related to our outstanding debt financing. We have maintained our financial position through strategic management of our resources including our holdings in Abgenix common stock, the availability of debt financing and by relying on funding from various corporate collaborations and licensing agreements. Additionally, in February 2003, our shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which allows us to offer up to $150 million of securities on short notice in one or more public offerings. However, there can be no assurance we will be able to issue such securities on acceptable terms, or at all.

Net cash used in operating activities was $24.1 million for the nine months ended September 30, 2003 compared to $15.6 million for the corresponding period in 2002. This increase was due primarily to $33.2 million in increased pre-tax losses offset by $8.9 million in additional income tax benefits and the receipt of $15.0 million from a license agreement with Transkaryotic Therapies, Inc. Cash requirements for operating activities are expected to increase in future periods. The timing of these cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish manufacturing and marketing capabilities for any products that we may develop.

Net cash used in investing activities was $11.2 million for the nine months ended September 30, 2003 compared to $44.9 million for the corresponding period in 2002. This trend reflects the conversion of short-term investments into cash to fund operating requirements in 2003, compared to the net investment of excess operating funds in 2002. Results for the 2003 period include $10.9 million in net proceeds from the sale of 1,000,000 shares of Abgenix common stock.

Capital expenditures were $25.4 million for the nine months ended September 30, 2003 compared to $40.7 million for the corresponding period in 2002. Capital expenditures for both periods resulted primarily from the construction of our manufacturing facilities for our Phase 3 trials and future market launch in Hayward, California and leasehold improvements for our corporate headquarters in South San Francisco, California, to which we moved in March 2003. Final improvements to our corporate headquarters are expected to total approximately $2.0 million and are scheduled to be completed by the end of 2003, at which time all activities that currently remain at our Foster City location will be moved to South San Francisco. Cell Genesys currently has three manufacturing facilities located in Hayward and San Diego, California and Memphis, Tennessee. We have completed the construction necessary at our manufacturing facility for non-patient-specific GVAX® cancer vaccines located in Hayward, California for initiation of our first Phase 3 trial, and test manufacturing is currently underway at this facility. Patient-specific GVAX® lung cancer vaccines are being manufactured for an ongoing Phase 2 clinical trial at our manufacturing facility in Memphis, Tennessee. In 2002, we completed modifications of our GMP facility in San Diego, California for the manufacture of viral-based products and have since used this facility to supply product for clinical trials.

Net cash provided by financing activities was $55.0 million for the nine months ended September 30, 2003 compared to $1.9 million for the corresponding period in 2002. This increase is due to $18.5 million related to the issuance of an aggregate of 1,999,840 shares of our common stock to Novartis/GTI in July 2003 and to $35.0 million borrowed from Silicon Valley Bank under a five-year term loan agreement in September 2003.

Cell Genesys has financed its operations primarily through the sale of equity securities, funding under collaborative arrangements, sales of Abgenix common stock and secured debt financing. During the nine months ended September 30, 2003, Cell Genesys received approximately $10.9 million in net proceeds from the sale of 1,000,000 shares of Abgenix common stock. Our retained ownership of Abgenix common stock represents a material portion of the total assets on our balance sheet. The common stock price of Abgenix has proven to be highly volatile, which has a direct impact on our liquidity and capital resources.

In April 2003 we amended the terms of our $60.0 million asset-backed debt financing. Under the amendment, the quarterly principal payments have been replaced with a single balloon payment in 2008, and the interest rate was reduced from LIBOR (London Interbank Offering Rate) plus 0.750 percent to LIBOR plus 0.625 percent. The financing obligation remains secured by liquid financial instruments, including cash and marketable securities, which are classified as restricted cash and investments on our condensed consolidated balance sheet.

In September 2003 we borrowed $35.0 million from Silicon Valley Bank under a five-year term loan agreement. The loan bears interest at a rate of 6.73%, which rate is subject to upward adjustment upon certain events or defaults. We are required to make monthly interest only payments for the first year, followed by monthly principal and interest payments, based on an 84-month amortization schedule, for the next 47 months. The final loan payment of approximately $17.8 million is due in September 2008. The loan is secured by certain assets, other than our intellectual property assets, deposits in certain investment accounts and holdings of Abgenix common stock.

In connection with a gain on sale of Abgenix common stock in 2000, we paid $42.5 million in federal and state income taxes. Since 2001 we have received $35.7 million in tax refunds from the carryback of losses. We have additional unutilized net operating loss (“NOL”) carryforwards, although the future utilization of these NOL carryforwards is limited by Internal Revenue Code Section 382, which imposes an annual limitation on taxable income that can be offset by NOL’s following a change in control. For IRS purposes we experienced a change in control during our acquisition of Somatix in 1997. It is our current intention to minimize future tax liabilities on sales of Abgenix common stock by offsetting gains against current operating losses and the NOL carryforwards allowed under Section 382. In addition, we have certain research and development tax credits that we may utilize to offset the tax effects of such gains. However, under some circumstances we may sell more Abgenix common stock, and consequently recognize gains in excess of the amount we can offset with net operating losses and credit carryforwards.

Future minimum payments under our non-cancelable operating leases, our facility lease obligation and our debt financings at September 30, 2003 were (in thousands):

	Operating Leases *	Facility Lease Obligation	Debt Financing
Years ending December 31:
2003 (remaining portion)	$2,736	$1,425	$781
2004	10,867	5,880	4,541
2005	11,220	6,087	7,707
2006	4,555	6,300	7,560
2007	2,344	6,520	7,415
2008 and beyond.	24,890	80,769	82,507

Total minimum payments	$56,612	106,981	110,511

Less: Amount representing interest and executory costs		(54,591)	(14,640)

Present value of future debt payments		52,390	95,871
Less: Current portion of future payments.		(453)	(312)

Noncurrent portion of future payments		$51,937	$95,559

* Total operating lease commitments include rent payments for our Foster City location of $15.0 million, of which $7.8 million was accrued as of September 30, 2003 as part of the estimated facility exit costs associated with the move to our South San Francisco, California headquarters building in March 2003.

While we believe that our current liquidity position will be sufficient to meet our cash needs for at least the next year, we may entertain the possibility of raising additional capital to preserve our liquidity, depending on a number of conditions, including conditions in the capital markets. The sources of liquidity available to us include the sale of Abgenix common stock, payments from potential partners and/or licensees of our potential products and technologies, and private or public placement of Cell Genesys equity securities, warrants, debt securities or depositary shares. We regularly consider the conditions of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to us may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative consequence in order to reduce or minimize a more significant negative consequence to stockholders.

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

All of our potential cancer vaccines, oncolytic virus therapies and antiangiogenesis therapy products are in research and development. We have not generated any revenues from the sale of products. We do not expect to generate any revenues from product sales for at least the next several years. Our products currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. Our research and development efforts may not be successful, and any of our future products may not be ultimately commercially successful. Even if developed, our products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

Our cancer vaccines and oncolytic virus therapies must undergo exhaustive clinical testing and may not prove to be safe or effective. If any of our proposed products are delayed or fail, we may have to curtail our operations.

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

Clinical trials are very costly and time-consuming, especially the typically larger Phase 3 trials which we expect to initiate during the next year. We cannot exactly predict if and when our current clinical trials will be completed. We also cannot exactly predict when other planned clinical trials, including planned Phase 3 trials of our GVAX® cancer vaccines, will begin or be completed. The anticipated Phase 3 trial of our GVAX® prostate cancer vaccine is our first Phase 3 trial. Many factors affect patient enrollment in clinical trials, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new therapies approved for the conditions that we are investigating. Delays in patient enrollment and other unforeseen developments could delay completion of a clinical study and increase its costs, which could also delay any eventual commercial sale of the therapy that is the subject of the trial.

We have not been profitable in our operations (absent the gains on sales of Abgenix common stock and certain upfront or non-recurring license fees). We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.

We have incurred an accumulated deficit since our inception. At September 30, 2003, our accumulated deficit was approximately $129.5 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. For the nine months ended September 30, 2003, we recorded a net loss of $39.4 million, notwithstanding gains of $9.9 million on sales of our Abgenix common stock. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of research and development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses. We also have substantial lease obligations related to our new manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. We cannot guarantee that we will ever achieve or sustain product revenues or profitability.

We will need substantial additional funds to continue operations, and our ability to generate funds depends on many factors beyond our control.

We will need substantial funds for existing and planned preclinical and clinical trials, to continue research and development activities, for lease obligations related to our manufacturing and headquarter facilities, for principal and interest payments related to our debt financing obligations and to establish marketing capabilities for any products we may develop. At some point in the future, we will also need to raise additional capital to further fund our operations. Our future capital requirements will depend on, and could increase as a result of, many factors, such as:

•	the progress and scope of our internally funded research, development and commercialization activities;

•	our ability to establish new collaborations and the terms of those collaborations;

•	competing technological and market developments;

•	the time and cost of regulatory approval;

•	the extent to which we choose to commercialize our future products through our own sales and marketing capabilities;

•	the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others;

•	our success in acquiring and integrating complementary products, technologies or businesses; and

•	the extent to which we choose to expand and develop our manufacturing capacities, including manufacturing capacities necessary to meet potential commercial requirements.

We plan to raise additional funds through collaborative business relationships, sales of some portion or all of our investment in Abgenix common stock, additional equity or debt financings, or otherwise, but we may not be able to do any of the foregoing on favorable terms, or at all.

Because of our long-term capital requirements, we may seek to access the public or private debt and equity markets, by selling our holdings of Abgenix common stock or our own debt or equity securities, whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Additional funding may not be available to us, and, if available, may not be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. Opportunities for out-licensing technologies or for third-party collaborations may not be available to us on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development or clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow. Currently, we do not have collaborative partners for the development of our GVAX® cancer vaccines. Certain of our oncolytic virus therapy products are being developed under our global strategic alliance with Novartis, and Novartis has future commercialization rights for these products.

Our ability to manufacture our products is uncertain, which may delay or impair our ability to develop, test and commercialize our products.

We have built our own manufacturing facilities in compliance with FDA Good Manufacturing Practices regulatory requirements for the manufacture of products for clinical trials and to support the potential commercial launch of our product candidates. We are under significant lease obligations for each of our facilities. We may be unable to establish and maintain our manufacturing facilities within our planned time and budget, which could have a material adverse effect on our product development timelines. Our manufacturing facilities will be subject to ongoing, periodic inspection by the FDA and state agencies to ensure compliance with Good Manufacturing Practices. We also may encounter problems with the following:

•	achieving consistent production yield and costs;

•	meeting product release specifications;

•	quality control and assurance;

•	shortages of qualified manufacturing personnel;

•	shortages of raw materials;

•	shortages of key contractors; and

•	ongoing compliance with FDA and other regulations.

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

We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. As of September 30, 2003 we had approximately 313 patents issued or granted to Cell Genesys or available to us based on licensing arrangements and approximately 232 applications pending in the name of Cell Genesys or available to us based on licensing arrangements. We anticipate acquiring various additional issued patents and pending applications related to our collaboration with Novartis during the fourth quarter of 2003. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection and will not be invalidated. Also, depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if our intellectual property infringes upon the rights of others.

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

We may have to engage in litigation, which could result in substantial cost, to enforce our patents or to determine the scope and validity of other parties’ proprietary rights.

To determine the priority of inventions, the United States Patent and Trademark Office frequently declares interference proceedings. In Europe, patents can be revoked through opposition proceedings. These proceedings could result in an adverse decision as to the priority of our inventions.

We are currently involved in several interference and/or opposition proceedings with regard to gene activation technology and certain vector technologies. We cannot predict the outcome of these proceedings. An adverse result could have a material adverse effect on our intellectual property position in these areas and on our business as a whole. We may be involved in other interference and/or opposition proceedings in the future. We believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

Our competitors may develop therapies for the diseases that we are targeting that are more advanced or more effective than ours, which could adversely affect our competitive position, or they may commercialize products more rapidly than we do, which may adversely affect our competitive position.

There are many companies pursuing programs for the treatment of cancer. Some of these competitors are large pharmaceutical companies, such as Aventis and Bristol Myers Squibb, which have greater experience and resources than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining FDA and other regulatory approvals of products, and in manufacturing and marketing new therapies. We are also competing with other biotechnology companies with similar experience and resources to ours, but who may have programs which are in a later stage of clinical testing than ours, such as Dendreon Corporation.

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

Our competitive position and those of our competitors can vary based on the performance of products in clinical trials. In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact future sales of our products. We also may not have the access that some of our competitors have to biological materials necessary to support the research, development or manufacturing of planned therapies. If we are permitted by the FDA to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on:

•	product efficacy;

•	price;

•	safety;

•	reliability;

•	availability;

•	patent protection; and

•	sales, marketing and distribution capabilities.

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

We have no experience in sales, marketing or distribution of biopharmaceutical products. We may in the future rely on sales and marketing expertise of potential corporate partners for our initial products. The decision to market future products directly or through corporate partners will be based on a number of factors, including:

•	market size and concentration;

•	size and expertise of the partner’s sales force in a particular market; and

•	our overall strategic objectives.

We may in the future be exposed to product liability claims, which could adversely affect our business, results of operation, financial condition and cash flow.

Clinical trials or marketing of any of our potential products may expose us to liability claims resulting from the use of our products. These claims might be made by consumers, health care providers or sellers of our products. We currently maintain product liability insurance with respect to each of our clinical trials. We may not be able to maintain insurance or obtain sufficient coverage at a reasonable cost, given the increasing cost of insurance in today’s insurance market. An inability to maintain insurance at an acceptable cost, or at all, could prevent or inhibit the clinical testing or commercialization of our products or otherwise affect our financial condition. A claim, particularly resulting from a clinical trial, on any of our insurance policies or a product recall could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Our business, financial condition and results of operations could suffer as a result of future strategic acquisitions and investments.

We may engage in future acquisitions or investments that could dilute our existing stockholders or cause us to incur contingent liabilities, commitments, debt or significant expense. From time to time, in the ordinary course of business, we may evaluate potential acquisitions or investments in related businesses, products or technologies. We may not be successful with any strategic acquisition or investment. Any future acquisition or investment could harm our business, financial condition and results of operations.

If we engage in future acquisitions, we may not be able to fully integrate the acquired companies and their intellectual property or personnel. Our attempts to do so may place additional burdens on our management and infrastructure. Future acquisitions will also subject us to a number of risks, including:

•	the loss of key personnel and business relationships;

•	difficulties associated with assimilating and integrating the new personnel and operations of the acquired companies;

•	the potential disruption of our ongoing business;

•	the expense associated with maintenance of diverse standards, controls, procedures, employees and clients;

•	the diversion of resources from the development of our own proprietary technology; and

•	our inability to generate revenue from acquired technology sufficient to offset associated acquisition and maintenance costs.

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

We depend on our key technical and management personnel to advance our technology, and the loss of these personnel could impair the development of our products.

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

We depend on clinical trial arrangements with public and private medical institutions to advance our technology, and the loss of these arrangements could impair the development of our products.

We have clinical trial arrangements with a number of public and private medical institutions for the conduct of human clinical trials for our GVAX® cancer vaccine programs and oncolytic virus therapies. The early termination of any of these clinical trial arrangements would hinder the progress of our clinical trial program. If any of these relationships are terminated, the clinical trials might not be completed and the results might not be evaluated.

Inventions or processes discovered by our outside scientific collaborators may not become our property, which may affect our competitive position.

We rely on the continued availability of outside scientific collaborators performing research. These relationships generally may be terminated at any time by the collaborator, typically by giving 30 days notice. These scientific collaborators are not our employees. As a result, we have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our activities. Our arrangements with these collaborators, as well as those with our scientific consultants, provide that any rights we obtain as a result of their research efforts will be subject to the rights of the research institutions for which they work. In addition, some of these collaborators have consulting or other advisory arrangements with other entities that may conflict with their obligations to us. For these reasons, inventions or processes discovered by our scientific collaborators or consultants may not become our property.

Our stock price is influenced by the market price of Abgenix stock, which has been highly volatile.

Our retained ownership of Abgenix common stock represents a material portion of the total assets on our balance sheet. The common stock price of Abgenix has proven to be highly volatile. The value of our holdings of Abgenix common stock was approximately $111.5 million at September 30, 2003. Movements in the price of Abgenix common stock, up or down, may exert corresponding influences on the market price of our stock.

Our stock price has fluctuated in the past and is likely to continue to be volatile in the future.

The stock prices of biopharmaceutical and biotechnology companies (including Cell Genesys) have historically been highly volatile. Since January 1, 2001, our stock price has fluctuated between a high closing price of $24.80 on December 6, 2001 and a low closing price of $6.43 on March 18, 2003. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, may affect our stock price:

•	fluctuations in our financial results;

•	announcements of technological innovations or new therapeutic products by us or our competitors;

•	announcements of changes in governmental regulation affecting us or our competitors;

•	announcements of regulatory approval or disapproval of our or our competitors’ products;

•	announcements of new collaborative relationships by us or our competitors;

•	developments in patent or other proprietary rights affecting us or our competitors;

•	public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;

•	general market conditions;

•	fluctuations in the price of Abgenix common stock, as described above;

•

fluctuations in price and volume in the stock market in general (or in the trading of the stock of biopharmaceutical and biotechnology companies in particular) that are unrelated to our operating performance;

•	issuances of securities in equity, debt or other financings or issuances of common stock upon conversion of our remaining Series B preferred stock, as described below;

•	sales of common stock by existing stockholders; and

•	the perception that such issuances or sales could occur.

Our stockholders may be diluted by the conversion of outstanding Series B redeemable convertible preferred stock.

As of September 30, 2003, 226 shares of Series B redeemable convertible preferred stock, referred to as the Series B preferred, issued in January 2000 remained outstanding and were convertible into an aggregate of approximately 213,000 shares of common stock as of that date. The holders of the Series B preferred may choose at any time to convert their shares into common stock. Conversion of the Series B preferred would result in issuance of additional shares of common stock, diluting existing stockholders. The number of shares of common stock issuable upon conversion of the Series B preferred is determined by dividing the market value of the shares to be converted by the lower of:

•	a fixed conversion price of $14.53 per share (subject to antidilution provisions); or

•	the average of certain trading prices during the 10 trading days preceding such date of conversion.

The market value of the Series B preferred is based on the outstanding carrying value from the original issuance plus the deemed dividend earned over the holding period. As of September 30, 2003, the aggregate market value for all outstanding Series B preferred was approximately $2.7 million. The number of shares of common stock issuable upon conversion of the Series B preferred, and therefore the dilution of existing investors, could increase as a result of either an event triggering the antidilution rights of the Series B preferred or a decline in the market price of our common stock immediately prior to conversion of the Series B preferred.

During the three months ended September 30, 2003, 273 shares of the Company’s Series B redeemable convertible preferred stock were converted into 288,762 shares of the Company’s common stock at an average effective conversion price of $11.17 per common share. The total market value of such common shares as of the date of conversion was approximately $3.7 million. In the event the holders of the remaining outstanding Series B preferred do not convert their shares, the shares will automatically be converted on January 18, 2005 according to the formula described above.

Our stockholders may be diluted by the exercise of outstanding stock options or other issuances of our common stock.

Substantially all shares of common stock for which our outstanding stock options are exercisable are, once they have been purchased, eligible for immediate sale in the public market. Issuance of common stock or the exercise of stock options would dilute existing investors.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of us or could limit the price investors might be willing to pay for our stock.

Certain provisions of our Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions include the adoption of a Stockholder Rights Plan, commonly known as a “poison pill.” Under the Stockholder Rights Plan, we made a dividend distribution of one preferred share purchase right for each share of our common stock outstanding as of August 21, 1995 and each share of our common stock issued after that date. In July 2000, we made certain technical changes to amend the plan and extended the term of such plan until 2010. The rights are exercisable only if an acquirer purchases 15 percent or more of our common stock or announces a tender offer for 15 percent or more of our common stock. Upon exercise, holders other than the acquirer may purchase our stock at a discount. The Board of Directors may terminate the rights plan at any time or under certain circumstances redeem the rights. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of the Board of Directors, the plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition. These provisions and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of Cell Genesys, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

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

In responding to a new drug application or a biologics license application, the FDA may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Approvals may not be granted on a timely basis, if at all, and if granted may not cover all the clinical indications for which we may seek approval. Also, an approval might contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

We are subject to federal, state and local laws and regulations, and complying with these may cause us to incur significant costs.

We are subject to laws and regulations enforced by the FDA, the DEA, the California Department of Health Services, the Tennessee Board of Pharmacy and other regulatory statutes including:

•	Occupational Safety and Health Act;

•	Environmental Protection Act;

•	Toxic Substances Control Act;

•	Resource Conservation and Recovery Act; and

•	other current and potential future federal, state or local laws and regulations.

In particular with respect to environmental laws, product development activities involve the use of hazardous materials, and we may incur significant costs as a result of the need to comply with these laws. Our research and development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of contamination or injury, by accident or as the result of intentional acts of terrorists, from these materials. In the event of an accident, we could be held liable for any damages that result, and any resulting liability could exceed our resources. We may also be required to incur significant costs to comply with environmental laws and regulations in the future.

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

Sales of our future products will be influenced by the willingness of third-party payors to provide reimbursement. In both domestic and foreign markets, sales of our potential products will depend in part upon coverage and reimbursement from third-party payors, including:

•	government agencies;

•	private health care insurers and other health care payors such as health maintenance organizations;

•	self-insured employee plans; and

•	Blue Cross/Blue Shield and similar plans.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is subject to a variety of risks, including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices to protect against these and other exposures. However, as mentioned under “Liquidity and Capital Resources” and the “Other Factors Affecting Future Operations” sections of the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations above, the Company is also subject to risk associated with its retained ownership in Abgenix common stock.

The Company has not entered into any financial instruments that would give rise to foreign currency exchange risk or commodity pricing risk. The Company has exposure related to the value of the number of shares of Abgenix common stock it holds, which was approximately 7.7 million as of September 30, 2003.

The Company does not currently hold any derivative financial instruments nor has it entered into hedging transactions or activities.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available-for-sale securities, comprised of corporate notes and commercial paper, are similar enough to aggregate those securities for presentation purposes. The average interest rate was calculated using the weighted average fixed rates under all these instruments with Wells Fargo Bank, Sterling Capital Management, JP Morgan Chase H & Q, Fleet National Bank, General Electric Capital Corporation and Silicon Valley Bank.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(dollars in thousands)

	2003	2004	2005	2006	2007	2008 and Thereafter	Total	Fair Value September 30, 2003
Total Investment Securities	$37,282	$24,303	$49,590	$12,948	$3,537	$—	$127,660	$128,434
Average Interest Rate	0.85%	1.84%	2.01%	2.66%	2.75%	—	1.73%
Variable Interest Rate Debt Financing, including Current Portion	$—	$—	$—	$—	$—	$60,000	$60,000	$60,000
Average Interest Rate (1)	—	—	—	—	—	1.77%	1.77%
Fixed Interest Rate Debt Financing, including Current Portion	$76	$961	$4,322	$4,475	$4,639	$21,398	$35,871	$35,871
Average Interest Rate	7.12%	6.86%	6.75%	6.73%	6.73%	6.73%	6.74%

(1) Interest rate based upon LIBOR rate index plus a spread of 0.625 percent, and can be reset on a quarterly or semi-annual basis.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 23, 2003, we issued 999,920 shares of unregistered common stock to Novartis AG and 999,920 shares of unregistered common stock to Genetic Therapy, Inc., a wholly owned subsidiary of Novartis, in connection with our entry into a global alliance with those entities and our related acquisition of certain oncolytic virus therapy products and intellectual property from them. No underwriters or underwriting discounts or commissions were involved. There was no public solicitation in connection with our sale to Novartis and Genetic Therapy, and we believe that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, based on the private nature of the transaction, because we understand Novartis and Genetic Therapy to be accredited investors and because such entities signed representations that they were acquiring the securities for investment purposes and not with a view to the distribution thereof.

Under our agreement with Novartis and Genetic Therapy, Inc., we received the products and intellectual property rights described above, an upfront payment of $28.5 million and certain future royalty rights, in exchange for consideration that included the above total of 1,999,840 shares of our common stock and certain other commercialization and other rights with respect to certain developed products. We also agreed to subsequently register the resale of those shares of stock on a registration statement on Form S-3 upon demand of holders of a majority of those shares at any time after June 23, 2004, subject to certain exceptions.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

Exhibit Number	Description
10.1	Loan and Security Agreement dated September 29, 2003 between Cell Genesys, Inc. and Silicon Valley Bank
12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

b)    Reports on Form 8-K

On July 23, 2003 the Company filed a Form 8-K containing our press release announcing a global alliance between the Company and Novartis AG for the development and commercialization of oncolytic virus therapies.

On July 29, 2003 the Company filed a Form 8-K furnishing our press release announcing the Company’s financial results for the three and six-month periods ended June 30, 2003.

On August 29, 2003 the Company filed a Form 8-K containing our press release announcing an agreement between the Company and the pharmaceutical division of Japan Tobacco Inc. regarding approximately $16.8 million in clinical and patent-related milestone and wind down payments arising from a previously terminated GVAX® collaboration agreement.

On October 29, 2003 the Company filed a Form 8-K furnishing our press release announcing the Company’s financial results for the three and nine-month periods ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on November 12, 2003.

CELL GENESYS, INC.

By:	/s/ MATTHEW J. PFEFFER

Matthew J. Pfeffer Vice President and Chief Financial Officer (Principal Financial and Accounting officer) Date: November 12, 2003