Form 10-K
period 2003-12-31
CELL GENESYS INC
filed 2004-03-04
CIK 865231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2003 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period From to

Commission File Number: 0-19986

CELL GENESYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3061375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

500 Forbes Blvd., South San Francisco, CA 94080

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:

(650) 266-3000

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.001 Par Value

Preferred Shares Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

As of June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 37,250,243 shares of the Registrant’s voting stock outstanding, and the approximate aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the Nasdaq National Market on June 30, 2003) was $255.9 million. Shares of Common Stock held by each executive officer and director and by each person known to the Registrant who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2004, the number of outstanding shares of the Registrant’s Common Stock was 39,764,017.

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Statements made in this document other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under “Other Factors Affecting Future Operations” below. We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2003 and other documents filed by us from time to time with the Securities and Exchange Commission.

ITEM 1.	BUSINESS

Overview

We are a biotechnology company focused on the research, development and commercialization of biological therapies for cancer. We are currently developing cell-based cancer vaccines, oncolytic virus therapies and antiangiogenesis therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been genetically modified during product development to impart disease-fighting characteristics that are not found in conventional therapeutic agents. As part of our GVAX® cancer vaccines program, we have completed Phase 2 clinical trials in prostate cancer, are in ongoing Phase 2 clinical trials in lung cancer, pancreatic cancer and leukemia, and are in a Phase 1/2 clinical trial for multiple myeloma. We expect to initiate a Phase 3 clinical trial for GVAX® prostate cancer vaccine during the second quarter of 2004. In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG, we are conducting a Phase 1/2 clinical trial in combination with radiation therapy in early-stage prostate cancer patients. In addition, we have preclinical oncolytic virus therapy programs as well as preclinical antiangiogenesis therapy programs evaluating potential therapies for multiple types of cancer. Additionally, we have a majority-owned subsidiary, Ceregene, Inc., which is focused on gene therapies for neurological disorders, and we continue to hold approximately 7.4 million shares of common stock of our former subsidiary, Abgenix, Inc. (Nasdaq: ABGX), which is focused on the development and commercialization of antibody therapies.

Cell Genesys was incorporated in the State of Delaware in 1988. Our common stock trades on the Nasdaq National Market under the symbol “CEGE.” Our principal executive offices are located at 500 Forbes Boulevard, South San Francisco, California 94080, and our phone number is (650) 266-3000. Our Internet home page is located at http://www.cellgenesys.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on or through our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

During 2003, we continued to increase our focus on developing cancer therapies and establishing our product development and manufacturing infrastructure in preparation for Phase 3 clinical trials. Our goal is to emphasize “off-the-shelf” products and, when possible, therapies that can be administered in the outpatient setting. However, we are also developing a patient-specific vaccine product for lung cancer.

We are currently evaluating cancer therapies based on biological therapy technologies in human clinical studies. These include studies of GVAX® cancer vaccines, which employ genetically modified tumor cells to induce an immune system response against malignant cells, as well as studies of oncolytic virus therapies, which employ genetically modified adenoviruses engineered to selectively replicate in and kill targeted cancer cells. During 2003, we obtained encouraging data from several of our clinical programs including GVAX® prostate cancer vaccine, GVAX® leukemia vaccine and GVAX® myeloma vaccine.

We also currently have product candidates based on antiangiogenesis technologies, which prevent tumor blood vessel growth, at the preclinical stage of development. Our majority-owned subsidiary, Ceregene, Inc., which was formed in January 2001, continues to conduct research evaluating gene therapy for the treatment of neurological disorders including Alzheimer’s disease, Parkinson’s disease and Amyotrophic Lateral Sclerosis (ALS), commonly known as “Lou Gehrig’s disease.”

We ended 2003 with approximately $160.3 million in cash, cash equivalents and short-term investments, including approximately $63.4 million of restricted cash and investments. We have maintained our financial position through strategic management of our resources, including our holdings of Abgenix, Inc. common stock (of which we continue to hold approximately 7.4 million shares) and by relying on funding from various corporate collaborations and licensing agreements. Additionally, in February 2003, our shelf registration statement was declared effective by the SEC under the Securities Act of 1933, as amended, which allows us to offer up to $150.0 million of securities on short notice in one or more public offerings. However, there can be no assurance we will be able to issue such securities on acceptable terms, or at all.

We may finance certain of our operations through corporate collaborations with established pharmaceutical and biotechnology companies in order to develop our technologies as broadly as possible, to fund product development and to accelerate the commercialization of certain product opportunities. Such alliances are intended to provide financial resources, research, development and manufacturing capabilities and marketing infrastructure to aid in the commercialization of potential disease therapies. We also evaluate, on an ongoing basis, opportunities to in-license or acquire products and/or technologies that complement our portfolio. There can be no assurance that we will be able to enter into additional collaborative relationships or obtain new products and/or technologies on acceptable terms, if at all, or that if such actions occur, they will lead to successful products. Failure to enter into new corporate relationships or expand our product and technological base may limit our future success.

A major portion of our operating expenses to date is related to the research and development of products either on our own behalf or under contracts, including primarily research and development of our GVAX® cancer vaccines and oncolytic virus therapy programs. During 2003, 2002 and 2001, our research and development expenses were $85.3 million, $75.1 million and $50.8 million, respectively. We expect that our research and development expenditures and headcount will continue to increase in future years to support expanded, more advanced and more numerous clinical trials, including an anticipated Phase 3 trial of our GVAX® prostate cancer vaccine in 2004, additional manufacturing and office facilities, and additional product development activities. We intend to maintain our strong commitment to research and development as an essential component of our oncology product development effort. Licensed technology developed by outside parties is an additional source of potential products.

Our GVAX® Cancer Vaccines Program

Our GVAX® vaccines are cancer treatment vaccines designed to stimulate the patient’s immune system to effectively fight cancer. This program was added to our product portfolio through our acquisition of Somatix Therapy Corporation in 1997. GVAX® vaccines are comprised of tumor cells that are genetically modified to secrete an immune-stimulating hormone known as granulocyte-macrophage colony stimulating factor, or GM-CSF, and are then irradiated for safety. Since GVAX® vaccines consist of whole tumor cells, the cancer patient’s immune system can be activated against multiple tumor cell components, potentially resulting in greater clinical benefit than if the vaccine consisted of only a single tumor cell component. Additionally, the secretion of GM-CSF by the modified tumor cells greatly enhances the immune response by activating dendritic cells at the vaccination site, a critical step in the optimal response by the immune system to any vaccine product. The activation of dendritic cells in turn triggers both of the key components of the immune response—the activation of antitumor immune cells and the production of antitumor antibodies. Both components of the immune response are believed to be essential for achieving optimal benefit from treatment with a cancer vaccine product. GVAX® vaccines have been shown in clinical trials to both activate immune cells and cause the production of antibodies directed against the patient’s tumor. In comparison, other cancer vaccines under development may not result in the generation of both antitumor immune cells and antibodies. The antitumor immune response which occurs throughout the body following vaccination with a GVAX® product can potentially result in the destruction of tumor cells that persist or recur following surgery, radiation therapy or chemotherapy treatment.

More than 600 patients have received our GVAX® vaccines in multiple clinical trials to date, and the vaccines have been shown to have a favorable side effect profile compared to conventional cancer therapies. The most consistent treatment-related side effects appear to be inflammation at the injection site and occasional low-grade fever. In addition, risks have been identified in connection with the surgical removal of tumor cells used to produce our patient-specific lung cancer vaccine. GVAX® vaccines can be conveniently administered in an outpatient setting as an injection into the skin, a site where immune cells, including in particular dendritic cells, can be optimally accessed and activated. Our GVAX® cancer vaccines are generally being tested in non patient-specific configurations, and we intend to develop these vaccines as “off-the-shelf” pharmaceutical products. We are also developing a lung cancer product, which is currently being tested in a patient-specific configuration that requires us to obtain a tumor sample from the patient. We are currently manufacturing GVAX® cancer vaccines in our Hayward, California and Memphis, Tennessee facilities, which operate according to the United States Food and Drug Administration’s (FDA) current Good Manufacturing Practices, or cGMP, regulations.

GVAX® Prostate Cancer Vaccine

Our GVAX® prostate cancer vaccine is a non patient-specific product comprised of two prostate cancer cell lines. We intend to develop and manufacture this vaccine as an “off-the-shelf” pharmaceutical for use after hormonal therapy for advanced-stage prostate cancer. Prostate cancer is the second leading cause of cancer death in men in the United States, with approximately 30,000 men dying each year from the disease. When a man is diagnosed with early-stage prostate cancer, he is treated with either a prostatectomy (surgical removal of the prostate) or radiation therapy. If the patient relapses, he is treated with hormone therapy to suppress testosterone in order to reduce the growth of the tumor. When the hormone therapy fails, the patient may or may not be treated with chemotherapy depending upon whether the disease has spread, or metastasized, to other parts of the body. We are designing our Phase 3 trials to evaluate whether GVAX® prostate cancer vaccine can benefit patients who have become refractory to hormone therapy and who have metastatic disease.

We have completed two Phase 2 clinical trials of our GVAX® prostate cancer vaccine in over 100 patients, and each trial has demonstrated a favorable safety profile. These vaccines have been evaluated in Phase 2 trials in hormone-refractory prostate cancer patients with radiologic evidence of metastatic disease. These trials were designed to evaluate the safety and efficacy of the vaccines, as well as treatment regimens for Phase 3 clinical trials.

Preliminary data from the second Phase 2 trial were reported at the June 2003 American Society of Clinical Oncology (ASCO) meeting. The fully enrolled study includes 80 patients with advanced hormone-refractory prostate cancer with evidence of metastasis (spreading) to the bone and other sites. Patients enrolled in this Phase 2 trial were monitored for safety and for evidence of vaccine activity with serial measurements of PSA, or prostate-specific antigen, a marker for prostate cancer; ICTP, or carboxy-terminal telopeptide of type I collagen, an independent biochemical marker of the bone destruction that occurs when prostate cancer spreads into the bone; and prostate cancer-associated antibodies induced by the vaccine. The preliminary findings indicate the safety and activity of the vaccine in four of five treatment groups analyzed to date. Median survival has not yet been reached for the study. We expect to report updated results from this trial during 2004.

In September 2002, we reported final data from our first Phase 2 multicenter clinical trial of vaccine in patients with hormone-refractory metastatic prostate cancer. Thirty-four patients were entered in the trial and were assigned to receive either low dose (24 patients) or high dose (10 patients) of the vaccine treatment as their only cancer therapy for up to a six-month period. Patients receiving the higher dose level of the vaccine were reported to have a median survival of 31 months, and patients receiving the lower dose of the vaccine had a median survival of 23 months. The combined median survival for both dose groups was 26.2 months. We believe these results compare favorably to the reported median survival for hormone-refractory prostate cancer patients with radiologically documented metastases who are treated with taxane chemotherapy, the most widely used treatment for this patient group, although such a comparison needs to be confirmed in a larger randomized controlled Phase 3 trial such as the trial we are currently planning to conduct.

We are planning to conduct two Phase 3 clinical trials of GVAX® prostate cancer vaccine in hormone-refractory prostate cancer patients with radiologic evidence of metastatic disease, including patients with high-risk tumors based on their Gleason score. The first Phase 3 clinical trial will compare GVAX® prostate cancer vaccine to taxane chemotherapy with respect to survival benefit in asymptomatic patients without bone pain. The second Phase 3 clinical trial will compare GVAX® prostate cancer vaccine plus taxane chemotherapy to taxane chemotherapy alone with respect to reduction in bone pain in symptomatic patients. We recently conducted a clinical end of Phase 2 meeting with the FDA to discuss these plans, and based on the outcome of this meeting we expect to complete the remaining dialogue with the FDA regarding the clinical protocol as well as product manufacturing and testing in time to initiate the first Phase 3 trial in asymptomatic patients during the second quarter of 2004. We may modify the specific chemotherapy regimen to which we compare the GVAX® prostate cancer vaccine, depending upon the results of two independent studies of taxane chemotherapy regimens currently underway. We plan to manufacture GVAX® prostate cancer vaccine for Phase 3 trials and potential market launch in our Hayward, California manufacturing facility, which operates according to cGMP regulations.

GVAX® Lung Cancer Vaccine

Our GVAX® lung cancer vaccine targets non small-cell lung cancer and is a patient-specific product made directly from tumor cells that are surgically removed from each treated patient. After surgical removal of a patient’s tumor, the GVAX® lung cancer vaccine is prepared by genetically modifying the patient’s tumor cells to secrete GM-CSF. The cells are then irradiated for safety prior to vaccinating the patient. The vaccines are manufactured at our Memphis, Tennessee manufacturing facility, which operates according to cGMP regulations, in a semiautomated closed system designed to maximize sterility and quality control of the individualized vaccines. Based on the encouraging results of an initial Phase 1/2 trial of GVAX® lung cancer vaccine in patients with non small-cell lung cancer, the majority of whom had failed radiation and/or chemotherapy, we initiated an expanded multicenter Phase 2 clinical trial of this product in all subtypes of non small-cell lung cancer in 2003 using a new semiautomated closed system to produce the vaccine. This trial has enrolled approximately 45 patients to date. A small number of patients in the trial with very advanced stages of lung cancer died within 30 days following surgical removal of tumor cells, but prior to the administration of the GVAX® vaccine. The FDA has indicated that additional deaths associated with the procurement of the tumor that occur in the future will result in a reassessment of the overall risk/benefit profile of our current study and may result in termination of the trial. We have voluntarily limited the types of tumor removal procedures that will be performed in this trial to those with lower risk of post-operative patient death, and we have revised the eligibility criteria to exclude certain high-risk patients from the trial. These precautionary measures are intended to minimize, but cannot entirely eliminate, the risk that there will be other post-operative deaths following the tumor procurement procedures. In addition to this ongoing Phase 2 clinical trial of GVAX® lung cancer vaccine, we expect to initiate a second Phase 2 clinical trial during the second quarter of 2004 that is being sponsored and partially funded by the Southwest Oncology Group (SWOG), a cooperative clinical trials group of the National Cancer Institute. This clinical trial will focus on patients with bronchoalveolar carcinoma, a subtype of non small-cell lung cancer that, based on our data, may be particularly responsive to GVAX® lung cancer vaccine. We expect to treat approximately 75 patients in this trial.

An initial Phase 1/2 trial of GVAX® lung cancer vaccine was conducted in advanced non small-cell lung cancer patients, the majority of whom had failed radiation and/or chemotherapy. In December 2002, final data from this trial were presented at the International Conference on Gene Therapy of Cancer. Of the 33 patients who received vaccination, three patients (9 percent) achieved a complete response, or a complete disappearance of tumor at all disease sites, with a median duration of 17.8 months. Another seven patients (21 percent) had stable disease or minor responses with an overall median duration of 7.7 months. The median survival of all 33 treated patients was 11.6 months, measured from the initiation of vaccine manufacturing. These data compare favorably to the reported median survival for the approved second-line taxane chemotherapy for such patients. Moreover, median survival was significantly longer in patients whose vaccine products secreted higher levels of GM-CSF. The results of this trial also suggested that one type of non small-cell lung cancer, bronchoalveolar carcinoma, may be more responsive to GVAX® lung cancer vaccine, in that two of the three patients with this type of lung cancer enrolled in the trial experienced complete responses following vaccine therapy. These encouraging results will be further evaluated in the Phase 2 trial sponsored by SWOG.

GVAX® Pancreatic Cancer Vaccine

Our GVAX® pancreatic cancer vaccine is a non patient-specific product. Two Phase 2 clinical trials are currently being conducted including a Phase 2 clinical trial of GVAX® pancreatic cancer vaccine in combination with surgery and standard adjuvant radiation and chemotherapy and a multicenter Phase 2 clinical trial in patients with inoperable or metastatic pancreatic cancer. These trials were prompted by results from an initial Phase 1 clinical trial conducted at the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins. Data from this trial, which evaluated GVAX® pancreatic cancer vaccine in combination with surgery and standard adjuvant radiation and chemotherapy, demonstrated prolongation of disease-free survival in three of eight patients who received the two highest vaccine doses after surgical resection of their tumors followed by standard adjuvant radiation and chemotherapy. Recently updated data revealed that these three patients remained alive and disease-free at least six years after their respective diagnoses. We expect to report initial data from our ongoing Phase 2 clinical trial program for our GVAX® pancreatic cancer vaccine during 2004.

GVAX® Vaccines for Hematologic Malignancies

Our GVAX® vaccines for hematologic malignancies combine a non patient-specific GVAX® cancer vaccine product that we manufacture with the patient’s malignant cells collected at the treatment center. We are currently conducting clinical trials utilizing GVAX® cancer vaccine following chemotherapy and bone marrow stem cell transplantation in patients with acute myelogenous leukemia and multiple myeloma. The Phase 2 clinical trial of GVAX® leukemia vaccine and Phase 1/2 clinical trial of GVAX® myeloma vaccine have completed enrollment. The goal of GVAX® vaccine therapy in this setting is to stimulate an immune response directed against the patient’s tumor cells and to prolong the remission induced by standard chemotherapy and bone marrow stem cell transplantation, and the preliminary findings from both trials reported during 2003 indicate that vaccine treatment may reduce laboratory measures of residual disease.

Interim data from the Phase 2 trial of GVAX® leukemia vaccine, which has enrolled 54 patients, were reported at the December 2003 American Society of Hematology Meeting. The preliminary findings of this trial indicate that vaccine therapy is well tolerated and may reduce residual leukemic cells that persist after chemotherapy, as indicated by decreased levels of WT-1, a leukemia-associated genetic marker that is detectable in over 95 percent of patients with active acute myelogenous leukemia. Eight of 12 patients tested to date were reported to have decreased WT-1 levels in their bone marrow following the initiation of vaccine therapy.

The Phase 1/2 trial of GVAX® myeloma vaccine enrolled 22 patients, and 14 patients received at least one GVAX® vaccination. Interim data were presented at the June 2003 American Society of Clinical Oncology Meeting and were then updated in the December 2003 American Society of Hematology Meeting. Combination therapy with chemotherapy followed by a transplantation and GVAX® vaccine resulted in three complete responses, five partial responses, five patients with stable disease and one patient with progression. Three patients with early progression after transplantation then demonstrated potential antitumor activity following initiation of vaccination, as measured by reductions in the myeloma-associated circulating protein (M-spike) of 92 percent, 37 percent and 25 percent. Treatment with GVAX® myeloma vaccine to date has been shown to have a favorable side effect profile compared to conventional cancer therapies. We expect to report updated results from our ongoing trials of GVAX® leukemia vaccine and GVAX® myeloma vaccine during 2004.

Our Oncolytic Virus Therapies Program

We added our proprietary oncolytic virus technology platform to our portfolio in September 2001 through our acquisition of Calydon, Inc., a private Sunnyvale, California-based biotechnology company. Our oncolytic virus therapies program is designed to utilize the adenovirus, one of the viruses responsible for the common cold, to create viruses that kill cancer cells. The virus is engineered to selectively replicate in targeted cancer cells, thereby killing these cells and leaving healthy normal cells largely unharmed. The virus replicates in cancer cells until the cancer cell can no longer contain the virus and bursts. The tumor cell is destroyed and the newly created virus is believed to spread to neighboring cancer cells to continue the cycle of viral replication and tumor cell destruction. Compared with traditional therapies, oncolytic virus therapies may have a high therapeutic index with respect to their ability to kill tumor cells. In some instances, the tissue selectivity index of oncolytic viruses has been found to be as high as 10,000 to one, that is, for every 10,000 tumor cells that are killed, only one normal cell is killed. This is significantly higher than the selectivity commonly seen with chemotherapy and may potentially result in greater efficacy with fewer side effects. We are currently manufacturing oncolytic virus therapies and other viral-based products in our San Diego, California facility, which operates according to cGMP regulations.

In July 2003, we announced a global alliance with Novartis for the development and commercialization of oncolytic virus therapies. Under the agreement, we acquired exclusive worldwide rights to the oncolytic virus therapy products and related intellectual property of Genetic Therapy, Inc., an affiliate of Novartis, and related intellectual property of Novartis. Our alliance with Novartis has thereby provided us with additional oncolytic virus therapy product opportunities at the preclinical stage of development.

CG7870 Oncolytic Virus Therapy for Early-stage Prostate Cancer

CG7870, an oncolytic virus therapy for prostate cancer, has been evaluated in Phase 1/2 clinical trials, both by intraprostatic and intravenous administration, and has been shown to have activity as measured by reduction or stabilization of PSA. In December 2002, encouraging data from a Phase 1/2 trial of intraprostatically administered CG7870 in patients with localized, recurrent prostate cancer were announced at the International Conference on Gene Therapy of Cancer. Data demonstrated potential antitumor activity as measured by reductions in the stabilization of serum levels of PSA. Similar findings were previously reported when CG7870 was administered as a single intravenous injection. During 2003, we initiated a Phase 1/2 clinical trial of intraprostatic CG7870 in combination with external beam radiation in patients with localized intermediate-risk prostate cancer. In 2004, we expect to initiate an additional Phase 1/2 trial of intravenous CG7870 in combination with taxane chemotherapy in patients with advanced-stage prostate cancer. Preclinical studies of CG7870 in combination with taxane chemotherapy, the most widely used treatment for patients with prostate cancer, demonstrated significant synergistic antitumor activity in mouse tumor models of prostate cancer.

Our GVAX® cancer vaccines and oncolytic virus therapies are novel therapies which must undergo rigorous human testing regulated by the FDA. There is no assurance that GVAX® cancer vaccines or oncolytic virus therapies will be proven safe or efficacious or, if approved by the FDA, that such products can be successfully commercialized. Although preliminary results reported to date from our clinical trials of GVAX® vaccines for prostate cancer, lung cancer, pancreatic cancer, leukemia and myeloma as well as clinical trials of oncolytic virus therapy, CG7870, are encouraging and treatment has been shown to have a favorable side effect profile compared to conventional cancer therapies, our therapies may not be tolerated or clinical efficacy may not be demonstrated in later stage testing. Any conclusion as to whether our GVAX® cancer vaccines and oncolytic virus therapies can potentially play a role in the treatment of multiple types of cancer will be based on both the results of ongoing clinical trials as well as future Phase 2 and Phase 3 trials.

Our Preclinical Programs

Our preclinical programs are focused on additional studies of GVAX® cancer vaccines and the evaluation of new product opportunities in oncolytic virus therapy and antiangiogenesis therapy for multiple types of cancer. Moreover, with our increasing focus on cancer, we continue to execute our plan to pursue gene therapies for neurologic disorders through our majority-owned subsidiary, Ceregene, Inc.

Oncolytic Virus Therapies

Our pipeline of preclinical oncolytic virus therapy products increased in 2003 through our newly signed global alliance with Novartis. Our current pipeline of preclinical oncolytic virus therapy products includes CG0070, CG4030, CG5757 and CG8840. While CG8840 is specific for bladder cancer, the other three virus therapies are equipped with either a telomerase promoter or a cytokine gene, which provides them with the potential to target multiple types of cancer. We expect to file an Investigational New Drug (IND), application for a clinical trial of an oncolytic virus therapy with multiple cancer specificity by the end of 2004.

Antiangiogenesis Therapy

We are conducting research on antiangiogenesis therapies that are designed to interfere with cancer cell growth or spread by either directly or indirectly blocking tumor blood vessel or lymphatic vessel growth. In early 2003, we entered into an exclusive worldwide research and license agreement with the Ludwig Institute for Cancer Research for gene therapy rights to vascular endothelial growth factor receptor-3 (VEGFR-3), a novel protein believed to play a key role in the spread of cancer to lymph glands. We are currently evaluating whether the gene-based delivery of VEGFR-3 may be an effective way to deliver this potential anticancer therapy.

Government Regulations

FDA Regulation

Prescription pharmaceutical products and biologics are subject to extensive pre- and post-marketing regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in most foreign countries. The process required by the FDA before a new drug or biologic may be marketed in the U.S. generally involves the following: completion of preclinical laboratory and animal testing; submission of an IND, which must become effective before clinical trials may begin; performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic’s intended use; and approval by the FDA of a New Drug Application (NDA), in the case of a new drug, or of a Biologics License Application (BLA) for a biologic.

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

Each protocol must be submitted to the FDA as part of the IND application. Further, each clinical study must be conducted under the auspices of an independent institutional review board at the institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors and the safety of human subjects. In addition, certain protocols involving the use of genetically modified human cells must also be reviewed by the Recombinant DNA Advisory Committee of the National Institutes of Health.

Typically, human clinical trials are conducted in three phases that may overlap. In Phase 1, clinical trials are conducted with a small number of subjects to determine the early safety profile and pharmacology of the new therapy. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase 3, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products for life-threatening diseases, the initial human testing is generally done in the target patients rather than with healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide some results traditionally obtained in Phase 2 trials. These trials are frequently referred to as Phase 1/2 trials. Although the preliminary Phase 1/2 and Phase 2 clinical trials of our GVAX® cancer vaccines and oncolytic virus therapies have shown a generally favorable safety profile to date, there can be no assurance that such therapies or products will be tolerated at higher doses or that the clinical efficacy of such therapy or product will be demonstrated in later stage testing.

The results of the preclinical and clinical testing, together with chemistry and manufacturing information, are submitted to the FDA in the form of an NDA for a pharmaceutical product, and in the form of a BLA for a biologic product, in order to obtain approval to commence commercial sales. In responding to an NDA or a BLA, the FDA may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Patient-specific therapies such as our GVAX® lung cancer vaccine may be subject to additional risk with respect to the regulatory review process. FDA approval for a pharmaceutical or biologic product may not be granted on a timely basis, if at all, or if granted may not cover all the clinical indications for which approval is sought or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

Satisfaction of FDA premarket approval requirements for new drugs and biologics typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or targeted disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. Success in early stage clinical trials or with prior versions of products does not assure success in later stage clinical trials. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval.

Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of an approved product, and may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, or withdraw approvals.

Facilities used to manufacture drugs and biologics are subject to periodic inspection by the FDA, the United States Drug Enforcement Administration (DEA) and other authorities where applicable, and must comply with the FDA’s cGMP regulations. Manufacturers of biologics also must comply with FDA’s general biological product standards. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals and biologics, which include, among other things, standards and regulations relating to direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has very broad enforcement authority under the Federal Food, Drug and Cosmetic Act, and failure to abide by these regulations can result in penalties including the issuance of a warning letter directing the entity to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

We are subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the government has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us.

Other Government Regulations

In addition to laws and regulations enforced by the FDA, we are also subject to regulation under National Institutes of Health guidelines, as well as under the Controlled Substances Act, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations, as our research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds.

Manufacturing

Manufacture of our products for clinical trials does not require an FDA license, although the FDA may at any time inspect our manufacturing facilities. We have three leased manufacturing facilities, including a 51,000 square-foot facility in Hayward, California, a 35,000 square-foot facility in Memphis, Tennessee, and a 48,000 square-foot facility in San Diego, California, all of which are operated according to cGMP regulations. We believe that our three manufacturing facilities will have the capacity to manufacture products for Phase 3 trials and market launch of our products. We are manufacturing non patient-specific GVAX® cancer vaccine products such as GVAX® prostate cancer vaccine in our Hayward facility, patient-specific GVAX® lung cancer vaccines in our Memphis facility and oncolytic virus therapy products in our San Diego facility.

Corporate Collaborations

Novartis

In July 2003, we announced a global alliance between Novartis and ourselves for the development and commercialization of oncolytic virus therapies. Under the agreement, we also acquired exclusive worldwide rights to the oncolytic virus therapy products and related intellectual property of Genetic Therapy, Inc. (GTI), an affiliate of Novartis, as well as certain related intellectual property of Novartis. We also received a signature payment of $28.5 million from Novartis to be dedicated to the further development of several oncolytic virus therapy products by both ourselves and GTI, for which Novartis has certain marketing options. In exchange, we issued to Novartis and GTI 1,999,840 shares of our common stock, with the result that Novartis became the holder of approximately five percent of our outstanding common stock. In addition, the agreement provides the basis for the sharing of future additional development costs and potential profits for certain oncolytic virus products on a worldwide basis. Upon the exercise of certain options by Novartis, development costs and profits would be shared on an approximately equal basis in the United States. Novartis will be responsible for the development costs for markets outside the United States and pay us a royalty on potential future sales outside the United States. Novartis will also reimburse us on a cost-plus basis for products that we manufacture for them to sell outside of the United States.

Medarex, Inc

In May 2003 we entered into a research and development collaboration with Medarex, Inc. to evaluate combination therapy with our GVAX® prostate cancer vaccine and Medarex’s anti-CTLA-4 antibody. Preclinical studies indicate that anti-CTLA-4 antibody may stimulate the immune system and enhance the activity of GVAX® vaccines. We plan to initiate a Phase 1 trial of this combination therapy during 2004. Under this agreement, both companies will share the cost of this clinical trial equally.

Gene Therapy Rights Agreement with Abgenix

In November 1997, we entered into a gene therapy rights agreement with Abgenix. The agreement provides us with certain rights to utilize Abgenix’s XenoMouse® technology in the field of gene therapy. We are obligated to make certain payments to Abgenix for these rights, including license fees and royalties on future product sales. The agreement also prohibits Abgenix from granting any third-party licenses for antibody products based on antigens nominated by Abgenix for its own purposes where the primary field of use is gene therapy. In the case of third-party licenses granted by Abgenix where gene therapy is a secondary field, Abgenix is obligated to share with us a portion of the cash milestone payments and royalties resulting from any products in the field of gene therapy.

Other Collaborations

We have licensing agreements relating to our proprietary viral vector technologies. These agreements enable us to receive monetary reimbursement for providing viral vector technologies to companies that commercialize these technologies for the research market. Examples include agreements with the Clontech division of Becton, Dickinson and Company and with Invitrogen Corporation for specific vector technologies. We also have an ongoing three-year research collaboration with VectorLogics, Inc., in which our oncolytic virus therapies are being evaluated in combination with novel methods to further enhance the viruses’ cell targeting capabilities, as well as an exclusive worldwide research and license agreement with the Ludwig Institute for Cancer Research for gene therapy rights to vascular endothelial growth factor receptor-3 (VEGFR-3), a novel protein that we believe plays a key role in the spread of cancer to lymph glands.

Cell Genesys’ Assets Outside of its Core Business

Investment in Abgenix

Abgenix is developing antibody therapies for multiple disease indications, including cancer and inflammatory diseases. Abgenix’s core technology includes strains of transgenic mice capable of generating fully human antibodies. We formed Abgenix as a separate subsidiary in June 1996. Abgenix completed its initial public offering in July 1998. We held approximately 7.4 million shares of Abgenix common stock, or approximately 8.4 percent of outstanding shares, as of December 31, 2003. We expect to sell these shares of Abgenix stock over time to provide additional funding for our cancer vaccine, oncolytic virus therapy and antiangiogenesis therapy programs.

Ceregene

In January 2001, we launched a new majority-owned subsidiary, Ceregene, located in San Diego, California, which is focused on gene therapies for central nervous system (CNS) disorders such as Alzheimer’s disease, Parkinson’s disease and ALS. Ceregene’s goal is to use gene therapy as a “drug delivery” strategy to deliver neurologic growth factors to specific sites in the brain to prevent the nerve degeneration associated with these disorders. Ceregene was formed in part through the acquisition of Neurologic Gene Therapeutics, a private San Diego-based start-up company. We initially contributed $10.0 million to Ceregene together with access to certain of our technologies and patents in the CNS area, in exchange for approximately 60 percent ownership of the new company. We have majority representation on Ceregene’s board, and Stephen A. Sherwin, M.D., our chairman and chief executive officer, has served as chairman of Ceregene since its inception. Ceregene’s operations have significantly expanded in recent years and included the appointment of Dr. Jeffrey M. Ostrove, Ph.D., as president and chief operating officer.

During 2001, the first-ever study of Alzheimer’s disease gene therapy was initiated at the University of California, San Diego (UCSD) School of Medicine based on technology exclusively licensed to Ceregene. The Phase 1 clinical trial is fully enrolled and involves eight patients. Patients are being monitored for potential improvement in their disease using cognitive function testing and brain imaging. Preliminary results from this trial indicate that the gene therapy treatment is well tolerated and biologically active. A report on this trial will be presented at the American Academy of Neurology Meeting in April 2004. Ceregene is also developing CERE-110 in its Alzheimer’s disease gene therapy program that involves the delivery of the nerve growth factor gene using an adeno-associated viral gene delivery system for which an IND was filed with the FDA in early 2004 for a Phase 1/2 clinical trial. In 2003, Ceregene announced that it had signed a licensing agreement with Genentech, Inc. for exclusive worldwide rights to two growth factor genes for use in neurological gene therapy, including nerve growth factor and neurotrophic factor 4/5. Additionally, in August 2003, Ceregene signed an option agreement with the Salk Institute for Biological Studies for exclusive worldwide rights to the Salk Institute’s ALS gene therapy technology.

Gene Activation Technology

We have developed a novel and proprietary method for protein production referred to as “gene activation.” Gene activation involves the insertion of genetic regulatory elements at specific sites in cell chromosomes in order to simulate the human gene responsible for the expression of a therapeutic protein. Gene activation licensing agreements have provided us more than $50.0 million in revenues to date. Since February 1997, we have had a license agreement with Hoechst Marion Roussel, now Aventis Pharmaceuticals, Inc., for gene-activated erythropoietin (EPO). To date, we have received approximately $20 million under this license agreement, which includes certain milestone payments relating to the development of gene-activated EPO, which Aventis is developing in collaboration with Transkaryotic Therapies, Inc. (TKT). The agreement also provides for royalties on future sales of gene-activated EPO anywhere in the world. In June 2002, we announced the completion of a separate licensing agreement under which we exclusively licensed to TKT intellectual property relating to our gene activation technology for certain therapeutic proteins. In exchange, we received an up-front license fee of $26.0 million. Initially, $15.0 million of the fee was to be in the form of shares of TKT common stock, but in early 2003, the companies mutually agreed to an amendment to the original license agreement substituting an additional cash payment of $15.0 million in lieu of the TKT stock.

Patents and Trade Secrets

The patent positions of pharmaceutical and biotechnology firms, including us, are generally uncertain and involve complex legal and factual questions. As of December 31, 2003 we had approximately 300 patents issued or granted to us or available to us based on licensing arrangements and approximately 280 applications pending in our name or available to us based on licensing arrangements. We are currently prosecuting our patent applications, but we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will not be invalidated. Because patent applications in the United States are confidential until patents are issued and publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, a patent holder or applicant cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

Our commercial success will also depend in part on not infringing the patents or proprietary rights of others and not breaching licenses granted to us. We are aware of competing intellectual property relating to both our programs in cancer vaccines and oncolytic viruses. While we currently believe that we have freedom to operate in these areas, there can be no assurance that others will not challenge our position in the future. We may be required to obtain licenses to certain third-party technologies or genes necessary in order to market our products. Any failure to license any technologies or genes required to commercialize our technologies or products at reasonable cost may have a material adverse effect on our business, results of operations or financial condition.

Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued to us or to determine the scope and validity of other parties’ proprietary rights. To determine the priority of inventions, interference proceedings are frequently declared by the U.S. Patent and Trademark Office, which could result in substantial costs to us and may result in an adverse decision as to the priority of our inventions. We are currently involved in interference and/or opposition proceedings related to our current product portfolio and certain of our core technologies. The outcomes of these proceedings cannot be predicted. If we lose in any such proceeding, our patents or patent applications that are the subject matter of the proceeding may be invalidated or may not be permitted to issue as patents. Consequently, we may be required to obtain a license from the prevailing party in order to continue the portion of our business that relates to the proceeding. Such license may not be available to us on acceptable terms or on any terms and we may have to discontinue that portion of our business. We may also be involved in other interference and/or opposition proceedings in the future. We believe there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

We also rely on unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our rights to our unpatented trade secrets.

We require our employees and consultants to execute confidentiality agreements upon the commencement of employment and consulting relationships with us. These agreements provide that all confidential information developed by or made known to an individual during the course of the employment or consulting relationship generally must be kept confidential. In the case of employees, the agreements provide that all inventions conceived by the individual, while employed by us, relating to our business are our exclusive property. These agreements may not provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

Competition

We face substantial competition in the development of products for cancer and other diseases. This competition, from other manufacturers of the same types of products and from manufacturers of different types of products designed for the same uses, is expected to continue in both U.S. and international markets. Cancer vaccines, oncolytic virus therapies and antiangiogenesis therapies, our three primary focus areas, are rapidly evolving areas in the biotechnology industry and are expected to undergo many changes in the coming years as a result of technological advances. We are currently aware of a number of groups that are developing cancer vaccines, oncolytic virus therapies and antiangiogenesis therapies including early-stage and established biotechnology companies, pharmaceutical companies, academic institutions, government agencies and research institutions. Examples in the cancer vaccine area include Dendreon Corporation, which has commenced Phase 3 trials in prostate cancer, and Antigenics, Inc. and CancerVax, Inc., which are developing products for kidney cancer and/or melanoma, which are types of cancer not currently targeted by us. We face competition from these groups in areas such as recruiting employees, acquiring technologies that might enhance our ability to market products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. It is possible that our competitors could achieve earlier market commercialization, could have superior patent protection, or could have safer, more effective or more cost-effective products. These factors could render our potential products less competitive, which could have a material adverse effect on our business.

Human Resources

As of December 31, 2003, we employed 348 people, of whom 33 hold Ph.D. degrees and nine hold M.D. degrees. Approximately 273 employees are engaged in research, development and manufacturing, and 75 employees support business development, intellectual property, finance and other administrative functions. Many of our management have had prior product development experience in the biotechnology and pharmaceutical industries.

Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that our employee relations are good.

Executive Officers

Our executive officers and their ages as of March 1, 2004, are as follows:

Name	Age	Position With Cell Genesys
Stephen A. Sherwin, M.D.	55	Chairman of the Board and Chief Executive Officer
Joseph J. Vallner, Ph.D.	57	President and Chief Operating Officer
Matthew J. Pfeffer	46	Vice President and Chief Financial Officer
Dale G. Ando, M.D.	49	Vice President—Clinical Research
Carol C. Grundfest	49	Vice President—Regulatory Affairs and Project Management
Christine McKinley	50	Vice President—Human Resources
Michael W. Ramsay	47	Senior Vice President—Operations
Robert H. Tidwell	60	Senior Vice President—Corporate Development
Peter K. Working, Ph.D.	55	Senior Vice President—Research and Development

Dr. Sherwin, chairman of the board and chief executive officer, joined Cell Genesys in March 1990. Dr. Sherwin has served as chief executive officer since inception, and in March 1994 he was elected to the additional position of chairman of the Board of Directors. Dr. Sherwin also served as president until July 2001, at which time Dr. Vallner was appointed president. From 1983 to 1990, Dr. Sherwin held various positions at Genentech, Inc., a biotechnology company, most recently as vice president of clinical research. Prior to 1983, Dr. Sherwin was on the staff of the National Cancer Institute. Dr. Sherwin currently serves as the chairman of the board of Ceregene, Inc., a majority-owned subsidiary of Cell Genesys. He is also a director of Neurocrine Biosciences, Inc. and Rigel Pharmaceuticals, Inc. Dr. Sherwin, who also serves as a board member of the Biotechnology Industry Organization, holds a B.A. in biology from Yale University, an M.D. from Harvard Medical School and is board-certified in internal medicine and medical oncology.

Dr. Vallner, president and chief operating officer, joined Cell Genesys in October 1999. Dr. Vallner also served as executive vice president and chief operating officer from October 1999 to July 2001. He currently manages our research, development, clinical, regulatory, manufacturing and operations departments. Prior to joining Cell Genesys, Dr. Vallner was with SEQUUS Pharmaceuticals from 1992 to 1999 where he was instrumental in the product launch of two products including Doxil®, a liposome-based cancer therapeutic. In addition, Dr. Vallner helped transition SEQUUS through its merger with ALZA Corporation. Prior to that, he held various positions with Syntex Corporation and G.D. Searle and Company from 1984 to 1992, and was an associate professor of pharmaceutics at the University of Georgia. Dr. Vallner, who serves as a board member of the California Healthcare Institute, received his Ph.D. in pharmaceutics, his M.S. in physical chemistry and his B.S. in pharmacy from the University of Wisconsin, Madison.

Mr. Pfeffer, vice president and chief financial officer, joined Cell Genesys in June 1996. Mr. Pfeffer has served as vice president since April 1999 and as chief financial officer since September 1998. Prior to that, Mr. Pfeffer also served as director of finance since June 1996. From 1989 to 1996, Mr. Pfeffer held a variety of positions at Diasonics Ultrasound, Inc., most recently as corporate controller. From 1987 to 1989, he was in the finance department at ComputerLand Corporation. From 1981 to 1987, Mr. Pfeffer was in the audit and consulting groups at Price Waterhouse, where he obtained his CPA certificate. Mr. Pfeffer graduated with a B.S. degree in business administration from the University of California, Berkeley.

Dr. Ando, vice president, clinical research, joined Cell Genesys in July 1997. From 1989 to 1997, Dr. Ando was with Chiron Corporation, where the last position he held was director of clinical gene therapy for Chiron Technologies. His experience includes clinical development of biological therapeutics and gene therapy for both cancer and HIV infection. From 1988 to 1989, Dr. Ando was with Cetus Corporation, where the last position he held was physician, clinical research and development. Dr. Ando began his career as a faculty member at the UCLA School of Medicine in the division of rheumatology from 1983 to 1988. He received his M.D. and internal medicine training at the University of Michigan and a B.S. in chemistry from Stanford University.

Ms. Grundfest, vice president, regulatory affairs and project management, joined Cell Genesys in July 2003. Prior to joining Cell Genesys, Ms. Grundfest served as an independent consultant providing advice, analysis and recommendations regarding the regulation and approval of pharmaceutical products in the United States from 2000 to 2003. From 1998 to 2000, Ms. Grundfest served as executive director of project management and strategic planning at Systemix, Inc. and Genetic Therapy, Inc. (affiliates of Novartis AG). Ms. Grundfest also held senior regulatory positions with Roche Global Development and Syntex from 1990 to 1996, as well as served as assistant vice president, research and development at the Pharmaceutical Research and Manufacturers of America from 1982 to 1990. Ms. Grundfest received an M.H.S. in environmental health sciences from The Johns Hopkins University, School of Public Health and a B.S. in biology from Stanford University.

Ms. McKinley, vice president, human resources, joined Cell Genesys in August 1994. From 1985 to 1994, she was with Nellcor Puritan Bennett, Inc. where the last position she held was corporate human resources director. Previously, Ms. McKinley also worked at Genentech, Inc. from 1978 to 1984 in various human resource positions. She received a B.A. in psychology from the University of California, Santa Barbara.

Mr. Ramsay, senior vice president, operations, joined Cell Genesys in January 2002. Prior to joining Cell Genesys, Mr. Ramsay served as a vice president of manufacturing at ALZA Corporation from 1999 to 2001. Mr. Ramsay also held various positions from 1992 to 1999 with SEQUUS Pharmaceuticals, including vice president of manufacturing operations, as well as various positions at Syntex Corporation focusing on manufacturing, product development and regulatory affairs from 1978 to 1991. Mr. Ramsay holds a Bachelor of Pharmacy from the University of Nottingham in the United Kingdom.

Mr. Tidwell, senior vice president, corporate development, joined Cell Genesys in August 2000. Prior to joining Cell Genesys, Mr. Tidwell was vice president of business development at Calydon, Inc. from 1998 to 2000. Mr. Tidwell has also held various management positions with such companies as Boston Life Sciences, where he served as chief operating officer from 1993 to 1994, Genetics Institute, where he was vice president of marketing and business development from 1988 to 1993, and Eli Lilly and Company, where he held various positions including director of worldwide pharmaceutical licensing, between 1969 and 1985. Mr. Tidwell holds an M.B.A. from The Ohio State Graduate School of Business and a Bachelor of Pharmacy from The Ohio State School of Pharmacy.

Dr. Working, senior vice president, research and development, joined Cell Genesys in September 2001. Prior to joining Cell Genesys, from 1999 to 2001, Dr. Working served as vice president of analytical and non- clinical sciences and principal scientist at ALZA Corporation. From 1992 to 1999, Dr. Working was with SEQUUS Pharmaceuticals, where the last position he held was vice president of research and development. From 1988 to 1992 he was with Genentech, Inc. where he served as a senior toxicologist and head of the Experimental Toxicology Group in the Department of Safety Evaluation. Dr. Working holds Ph.D., M.S. and B.S. degrees from the University of California, Davis and an M.A. degree from the University of California, San Francisco.

Medical Advisory Board

We have established a Medical Advisory Board that includes several prominent leaders in the field of oncology. As of December 31, 2003, the board consisted of the following individuals:

Name	Scientific Position
Bruce Chabner, M.D	Clinical Director Massachusetts General Hospital Cancer Center Professor of Medicine Harvard Medical School

Jordan U. Gutterman, M.D	Department of Molecular Therapeutics Professor of Medicine University of Texas M.D. Anderson Cancer Center

Craig Henderson, M.D	Adjunct Professor of Hematology/Oncology University of California, San Francisco

Ronald Levy, M.D	Robert K. Summy and Helen K. Summy Professor of Medicine Chief of the Division of Oncology Stanford University School of Medicine

William Nelson, M.D., Ph.D.	Associate Professor of Oncology, Pathology, Pharmacology and Medicine, and Urology Sidney Kimmel Comprehensive Cancer Center The Johns Hopkins University

John T. Potts, Jr., M.D.	Director of Research Massachusetts General Hospital Physician-in-Chief Emeritus Jackson Distinguished Professor of Clinical Medicine Harvard Medical School

Dr. Potts, who is also a member of our Board of Directors, serves as a liaison between the Medical Advisory Board and the Board of Directors, making periodic reports on the findings of the Medical Advisory Board to the Board of Directors.

Scientific Advisory Board

We have established a Scientific Advisory Board that includes several prominent leaders in the fields of cancer immunotherapy and gene therapy. As of December 31, 2003, the board consisted of the following individuals:

Name	Scientific Position
Ronald N. Germain, M.D., Ph.D.	Deputy Chief of Laboratory of Immunology National Institutes of Health National Institute of Allergy and Infectious Diseases

John T. Potts, Jr., M.D.	Director of Research Massachusetts General Hospital Physician-in-Chief Emeritus Jackson Distinguished Professor of Clinical Medicine Harvard Medical School

Thomas E. Shenk, Ph.D	Elkins Professor Chairman of the Department of Molecular Biology Professor, Princeton University

Inder M. Verma, Ph.D	Professor of Molecular Biology and Virology The Salk Institute

Dr. Verma, who is also a member of our Board of Directors, serves as a liaison between the Scientific Advisory Board and the Board of Directors, making periodic reports on the findings of the Scientific Advisory Board to the Board of Directors.

ITEM 2.	PROPERTIES

We maintain our headquarters in South San Francisco, California and have three cGMP manufacturing facilities, each designed to produce one or more types of products at a scale suitable for Phase 3 trials and commercial market launch and all of which are now in service. We lease all of our facilities. Our Hayward, California manufacturing facility, which consists of 51,000 square feet of manufacturing space and 50,000 square feet of laboratory and office space, is currently producing our non patient-specific GVAX® prostate cancer vaccine. Our 48,000 square foot viral-based product manufacturing facility in San Diego, California is manufacturing oncolytic virus therapy products for clinical trials. Finally, our 35,000 square-foot manufacturing facility in Memphis, Tennessee is currently manufacturing patient-specific GVAX® lung cancer vaccines for our ongoing Phase 2 clinical trial. The Memphis facility provides us with a centrally located facility to receive and process tumor cells obtained from patient biopsies, manufacture the patient-specific vaccine products, carry out quality control testing and ship the vaccine products back to the patient treatment centers.

Our headquarters facility consists of approximately 156,000 square feet of research and development and administrative space. We moved to this location in March 2003 from our previous leased facilities in Foster City, California. In December 2002, we recorded an accrual for lease exit costs in the amount of approximately $6.2 million in association with the estimated remaining lease obligation for the Foster City facilities. Based upon updated estimates of the rental market for comparable laboratory and office space, we subsequently revised our estimate of accrued lease exit costs and recorded an additional $5.3 million of general and administrative expense in 2003. Accrued lease exit costs will continue to be revised as necessary and could increase by as much as an additional $1.6 million based on our ability to sublease the facilities and as market conditions change. We will actively pursue subleasing of our former headquarter facilities in Foster City, California, until these leases expire in 2006.

Ceregene, Inc., our majority-owned subsidiary, is currently subleasing approximately 20,000 square feet for its headquarters and research laboratory space in San Diego, California. The lease commenced in March 2002 and has a five-year duration.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “CEGE.” The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported by the Nasdaq National Market. We did not pay any cash dividends with respect to our common stock during any of the periods indicated below.

2003	High	Low
First Quarter	$11.50	$6.43
Second Quarter	$11.32	$7.54
Third Quarter	$15.10	$8.87
Fourth Quarter	$14.04	$11.68

2002	High	Low
First Quarter	$22.99	$15.00
Second Quarter	$17.73	$12.02
Third Quarter	$14.35	$10.68
Fourth Quarter	$13.03	$10.47

As of January 30, 2004, there were approximately 700 holders of record and approximately 27,000 beneficial holders of our common stock. On January 30, 2004, the last reported sales price on the Nasdaq National Market for our common stock was $13.70. The market for our common stock is highly volatile.

As of December 31, 2003, we had 226 shares of Series B redeemable convertible preferred stock outstanding, held by three holders of record. The preferred stock is convertible into shares of common stock at the option of the holder. As of December 31, 2003, the carrying value was approximately $2.7 million. No established public trading market exists for the preferred stock itself. For a description of the terms of the preferred stock, see Note 8 of Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$18,128	$39,141	$28,317	$24,209	$33,607
Total operating expenses	111,276	95,649	80,644	37,458	44,753
Gain on sale of Abgenix, Inc. common stock	12,638	2,246	—	239,660	—
Net income (loss)	(56,406)	(26,599)	(28,673)	168,920	(11,994)
Income (loss) attributed to common stockholders	(56,636)	(27,301)	(29,458)	168,164	(12,386)
Basic income (loss) per common share	(1.48)	(0.76)	(0.85)	4.99	(0.39)
Diluted income (loss) per common share	(1.48)	(0.76)	(0.85)	4.55	(0.39)

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments, including restricted cash and investments	$160,288	$166,905	$258,649	$259,647	$50,287
Total assets	460,502	419,197	615,310	793,716	489,683
Total current liabilities	64,342	58,785	149,690	239,002	150,430
Long-term obligations	176,588	121,632	60,000	1,350	3,198
Redeemable convertible preferred stock	2,706	7,632	17,970	17,185	7,679
Accumulated deficit	(146,562)	(90,156)	(63,557)	(34,883)	(203,803)
Stockholders’ equity	216,866	231,148	387,554	536,179	328,376

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under “Other Factors Affecting Future Operations” below. We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2003 and other documents filed by us from time to time with the Securities and Exchange Commission.

Overview

We are a biotechnology company focused on the research, development and commercialization of biological therapies for cancer. We are currently developing cell-based cancer vaccines, oncolytic virus therapies and antiangiogenesis therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been genetically modified during product development to impart disease-fighting characteristics that are not found in conventional therapeutic agents. As part of our GVAX® cancer vaccines program, we have completed Phase 2 clinical trials in prostate cancer, are in ongoing Phase 2 clinical trials in lung cancer, pancreatic cancer and leukemia, and are in a Phase 1/2 clinical trial for multiple myeloma. We expect to initiate a Phase 3 clinical trial for GVAX® prostate cancer vaccine during the second quarter of 2004. In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG, we are conducting a Phase 1/2 clinical trial in combination with radiation therapy in early-stage prostate cancer patients. In addition, we have preclinical oncolytic virus therapy programs as well as preclinical antiangiogenesis therapy programs evaluating potential therapies for multiple types of cancer. Additionally, we have a majority-owned subsidiary, Ceregene, Inc., which is focused on gene therapies for neurological disorders, and we continue to hold approximately 7.4 million shares of common stock of our former subsidiary, Abgenix, Inc. (Nasdaq: ABGX), which is focused on the development and commercialization of antibody therapies.

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, lease accounting and income taxes to be critical policies. There have been no material changes in our critical accounting policies from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Revenue recognition

Since our inception, a substantial portion of our revenues has been generated from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically includes upfront payments, cost reimbursements and milestone payments.

Revenue from non-refundable upfront license fees and other payments under collaboration agreements where we continue involvement throughout development is recognized over the development period based upon when the underlying development expenses are incurred. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

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

Lease accounting

We record our obligations under facility operating lease agreements as rent expense. In the fourth quarter of 2002, we recorded approximately $6.2 million of general and administrative expense for estimated lease exit costs associated with the move of our corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. Based upon updated estimates of the rental market for comparable laboratory and office space, we subsequently revised our estimate of accrued lease exit costs and recorded an additional $5.3 million of general and administrative expense in 2003. Accrued lease exit costs will continue to be revised as necessary and could increase by as much as an additional $1.6 million based on our ability to sublease the facilities and as market conditions change. We will actively pursue subleasing of our former headquarter facilities in Foster City, California, until these leases expire in 2006.

Income taxes

Our income tax benefits during the past three years have been based on our determination of deferred tax assets and liabilities and any valuation allowances that might be required against these deferred tax assets. We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. We have considered anticipated future taxable income, including future taxable income that may result from future sales of holdings of our Abgenix common stock, and potential tax planning strategies in assessing the need for valuation allowances. Certain of these determinations require judgment on the part of management. If we determine that we will be able to realize our deferred tax assets in the future in excess of the carrying value of our net deferred tax assets, adjustments to the deferred tax assets will increase income by reducing tax expense in the period that we make such determination. Likewise, if we determine that we will not be able to realize all or part of the carrying value of our net deferred tax assets in the future, adjustments to the deferred tax assets will decrease income by increasing tax expense in the period that we make such determination. If our investment in Abgenix common stock were to suffer a significant decline in value, we may be required to reverse tax benefits in future periods that were previously recorded. Significant estimates are required in determining our income tax benefits. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws and regulations, our future levels of spending for research and development, and changes in our overall level of pre-tax earnings or losses. We believe that our reserves for these uncertainties are adequate.

Results of Operations

Revenue

Revenues were $18.1 million in 2003 compared to $39.1 million in 2002 and $28.3 million in 2001, as shown in the following table (in thousands):

	2003	2002	2001
Novartis AG	$2,104	$—	$—
Japan Tobacco Inc.	14,145	11,640	25,062
Aventis	1,000	1,130	3,057
Transkaryotic Therapies, Inc.	—	26,000	—
Other	879	371	198

	$18,128	$39,141	$28,317

In August 2003, we announced that an agreement had been reached regarding outstanding clinical and patent-related milestone and wind down payments from Japan Tobacco Inc. (JT), in connection with the termination in 2002 of a collaboration agreement for certain GVAX® cancer vaccines, for which we now hold all worldwide commercial rights. In connection with this final agreement, JT paid us approximately $8.3 million in cash and waived future repayment obligations for capital expenditures associated with our manufacturing facilities in Hayward, California and Memphis, Tennessee. We recorded $14.1 million in revenue associated with this final agreement in 2003.

Revenues for 2003 also included $2.1 million from Novartis recognized in connection with our global alliance for the development and commercialization of oncolytic virus therapies, and $1.0 million in connection with our gene activation technology license agreement with Aventis for gene activated erythropoietin. We received an upfront payment of $28.5 million from Novartis in July 2003, $10.0 million of which was initially recorded to deferred revenue, of which $7.9 million remains as deferred revenue at December 31, 2003. We expect to recognize the remaining $7.9 million as revenue in 2004 and 2005.

Revenues for 2002 included $26.0 million associated with a license agreement with Transkaryotic Therapies, Inc. (TKT) for the Company’s gene activation technology and $11.6 million from our since terminated GVAX® collaboration agreement with JT. Revenues for 2002 also included $1.1 million pursuant to the Aventis license agreement. Revenues for 2001 included $25.1 million from our GVAX® collaboration agreement with JT and $3.1 million pursuant to the Aventis license agreement.

Research and development expenses

Research and development expenses were $85.3 million in 2003 compared to $75.1 million in 2002 and $50.8 million in 2001. These increases can be attributed primarily to our expanding clinical trials and other product development activities in both our GVAX® cancer vaccines and oncolytic virus therapy programs. We expect that our research and development expenditures and headcount will continue to increase in future years to support expanded, more advanced and more numerous clinical trials, additional manufacturing and office facilities and additional product development activities. The rate of increase depends on a number of factors, including progress in research and development and clinical trials.

Biopharmaceutical products, such as those being developed by us, may take 10 to 15 years to research, develop and bring to market in the United States. Drug development in the U.S. is a process that includes several steps regulated by the FDA. The process begins with the filing of an IND, which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase 1, 2 and 3. Costs for each phase are generally larger than the preceding phase, as the size of the clinical trial (number of patients) grows. The most significant costs associated with clinical development are the

Phase 3 trials, as they tend to be the longest and largest studies conducted during the drug development process. We currently have one product in development that has been targeted for the initiation of Phase 3 studies during 2004. However, the successful development of our products is highly uncertain. Estimates of product completion dates and completion costs can vary significantly for each product and are difficult to predict. Completion of clinical trials, including the Phase 3 trials that we plan to initiate in 2004 and 2005, may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. However, we estimate that clinical trials of the type we generally conduct are usually completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase 1	1-3 years
Phase 2	1-3 years
Phase 3	2-5 years

Many factors may delay our commencement and speed of completion of clinical trials, including the size and number of patients participating in the trial, the duration of patient follow-up required, the number of clinical sites at which the trial is conducted, and the length of time required to locate and enroll suitable patient subjects. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. There can be no assurance that any approval required by the FDA or other regulatory body will be obtained on a timely basis, if at all. For additional discussion of the risks and uncertainties associated with completing development of potential products, see “Other Factors Affecting Future Operations” below.

Included below is a summary of products and the related stage of development for each product in clinical development. The information in the column labeled “Estimated Completion of Ongoing Phase” contains forward-looking statements regarding timing of completion of product development phases. Our estimates of timing of completion of these trials are based on typical times of completion for trials of that type at such phases of development. The actual timing of completion of these phases of our clinical trials could differ materially from the estimates provided in the table due to the number of patients enrolled in the trial, the number of clinical trial sites involved, the time needed to fully enroll the trial, the time required for patient follow-up and other factors. In addition, it is possible that any of these ongoing clinical trials may never be completed due to the occurrence of unacceptable treatment-related side effects, lack of clinical efficacy, insufficient supply of product for these clinical trials and other factors. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see “Other Factors Affecting Future Operations” below.

Product	Indication	Phase of Development	Estimated Completion of Ongoing Phase
GVAX® Prostate	Prostate cancer	Phase 2	2004
GVAX® Lung	Non small-cell lung cancer	Phase 2	2004-2006
GVAX® Pancreatic	Pancreatic cancer	Phase 2	2004-2006
GVAX® Leukemia	Acute leukemia	Phase 2	2005-2006
GVAX® Myeloma	Multiple myeloma	Phase 1/2	2005-2006
CG7870 Oncolytic Virus	Prostate cancer	Phase 1/2	2005-2006

General and administrative expenses

General and administrative expenses were $26.0 million in 2003 compared to $20.7 million in 2002 and $11.9 million in 2001. These increases can be attributed to increased headcount costs and facility related costs, including lease exit costs associated with the move of our corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California, including expenses of $5.3 million and $6.2 million recorded in 2003 and 2002, respectively. Future spending for general and administrative costs is expected to continue to increase in order to support our growing infrastructure needs, particularly in the areas of manufacturing and other facilities.

Purchased in-process technology

During 2002, we recorded a credit of $186,000 to purchased in-process technology related to our acquisition of Calydon, Inc. in 2001. The adjustment related to the return to us of a portion of the purchase price held in escrow in accordance with the terms of the purchase agreement. In 2001, we recorded a charge of $18.0 million for the purchased in-process technology from the acquisition of Calydon. We do not anticipate that there is any alternative future use for the in-process technology that was expensed. We continue to conduct research using the technology acquired in the acquisition of Calydon.

Gain on sale of Abgenix common stock

During 2003 we recorded a gain of $12.6 million associated with the sale of 1,250,000 shares of Abgenix common stock. At December 31, 2003 we continued to hold approximately 7.4 million shares of Abgenix common stock, which had a fair market value of approximately $91.9 million as of that date. During 2002 we recorded a gain of $2.2 million associated with the sale of approximately 260,000 shares of Abgenix common stock. We did not sell any Abgenix common stock during 2001.

Interest and other income

Interest and other income was $4.8 million in 2003 compared to $9.9 million in 2002 and $18.4 million in 2001. The decrease in 2003 compared to 2002 is attributed to lower average cash balances and lower interest rates. The decrease in 2002 compared to 2001 is attributed to lower average cash balances and lower interest rates and the effect of $8.0 million of realized gains earned from the sale of certain tax-free securities during the first quarter of 2001.

Interest expense

Interest expense was $5.4 million in 2003 compared to $1.0 million in 2002 and $0.5 million in 2001. The increase in 2003 compared to 2002 is primarily attributed to interest expense from the capital lease obligation for our headquarters facility in South San Francisco, California, which we occupied in March 2003. The increase in 2002 compared to 2001 is primarily attributed to the $60.0 million asset-backed debt financing completed in December 2001 in connection with the construction of our manufacturing facility in Hayward, California. We capitalized interest expense of $0.8 million and $0.8 million in 2003 and 2002, respectively, in connection with the construction of our manufacturing facility in Hayward, California. No interest expense was capitalized in 2001.

Income taxes

We recorded a tax benefit of $24.6 million in 2003 compared to $18.6 million in 2002 and $5.5 million in 2001. The tax benefit recorded in 2003 relates to net operating losses that we have concluded are realizable based on our estimate of future taxable income, including future taxable income that may result from future sales of holdings of our Abgenix common stock, and thus our ability to carry-forward these losses to offset that potential future taxable income. The tax benefits recorded in 2002 and 2001 primarily related to our ability to carry-back 2002 and 2001 net operating losses to the 2000 tax year. If our investment in Abgenix were to suffer a decline in value, we may be required to reverse tax benefits in future periods that were previously recorded. At December 31, 2003, we had federal net operating loss carryforwards of approximately $155.7 million. The 2003 net operating losses will expire in the years 2007 through 2023, if not utilized.

Liquidity and Capital Resources

At December 31, 2003, we had approximately $160.3 million in cash, cash equivalents and short-term investments, of which $63.4 million is classified as restricted cash, primarily related to one of our outstanding debt financings. Information regarding the classification of these assets is included in Note 5 of Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K. We have maintained our financial position through strategic management of our resources including our holdings in Abgenix common stock, the availability of debt financing and by relying on funding from various corporate collaborations and licensing agreements. At December 31, 2003 we continued to hold approximately 7.4 million shares of Abgenix common stock, which had a fair market value of approximately $91.9 million as of that date. Additionally, in February 2003, our shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which allows us to offer up to $150.0 million of securities on short notice in one or more public offerings. However, there can be no assurance we will be able to issue such securities on acceptable terms, or at all.

Net cash used in operating activities was $46.7 million in 2003 compared to $30.3 million in 2002 and $17.6 million in 2001. This increase was due primarily to $35.8 million in increased pre-tax losses offset by $6.0 million in additional income tax benefits and the receipt of $15.0 million from a license agreement with Transkaryotic Therapies, Inc. Cash requirements for operating activities are expected to increase in future periods, due in part to significant costs related to the Phase 3 trials that we expect to initiate in 2004 and 2005. The timing of these cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish manufacturing and marketing capabilities for any products that we may develop.

Net cash used by investing activities, which includes capital expenditures, was $37.7 million in 2003 compared to $9.4 million in 2002 and to net cash provided by investing activities of $12.9 million in 2001. Capital expenditures were $27.7 million in 2003 compared to $66.1 million in 2002 and $42.2 million in 2001. Capital expenditures for all periods consisted primarily of expenses incurred in connection with the construction of our cGMP manufacturing facilities for our Phase 3 trials and future market launch in Hayward and San Diego, California, and Memphis, Tennessee, as well as leasehold improvements for our corporate headquarters in South San Francisco, California, to which we moved in March 2003. We currently have three cGMP manufacturing facilities located in Hayward and San Diego, California and Memphis, Tennessee. We have completed the construction necessary at our cGMP manufacturing facility for non patient-specific GVAX® cancer vaccines located in Hayward, California for initiation of our first Phase 3 trial, and manufacturing is currently underway at this facility. Patient-specific GVAX® lung cancer vaccines are being manufactured for an ongoing Phase 2 clinical trial at our cGMP manufacturing facility in Memphis, Tennessee. In 2002, we completed modifications of our cGMP manufacturing facility in San Diego, California for the manufacture of viral-based products and have since used this facility to supply product for clinical trials. Results for the 2003 period also include $13.9 million in net proceeds from the sale of 1,250,000 shares of Abgenix common stock.

Net cash provided by financing activities was $55.2 million in 2003 compared to $2.0 million in 2002 and $59.7 million in 2001. In July 2003, we received a $28.5 million upfront payment from Novartis AG, of which $18.5 million was attributed to the issuance of an aggregate of 1,999,840 shares of our common stock to Novartis and GTI, and the remaining $10.0 million was attributed to deferred revenue. In September 2003, we borrowed $35.0 million from Silicon Valley Bank under a five-year term loan agreement. In 2001, we borrowed $60.0 million from Fleet National Bank under an asset-backed debt financing in connection with the construction of our manufacturing in Hayward, California. We did not enter into any significant financing activities in 2002.

We have financed our operations primarily through the sale of equity securities, funding under collaborative arrangements, sales of Abgenix common stock and secured debt financing. During 2003 and 2002, we received $13.9 and $2.5 million in net proceeds from the sale of 1,250,000 and approximately 260,000 shares of Abgenix common stock, respectively. We did not sell any Abgenix stock in 2001. Our retained ownership of Abgenix common stock represents a material portion of our working capital. The common stock price of Abgenix has proven to be highly volatile, which has a direct impact on our liquidity and capital resources. To the extent that we continue to hold a substantial amount of these shares, our working capital position can be expected to continue to fluctuate in future periods. The value of our investment in Abgenix common stock was $91.9 million at December 31, 2003 and $64.1 million at December 31, 2002.

In connection with a gain on sale of Abgenix common stock in 2000, we paid $42.5 million in federal and state income taxes. Since 2000 we have received $35.7 million in tax refunds from the carryback of losses. We have additional unutilized net operating loss (NOL) carryforwards, although the future utilization of these NOL carryforwards is limited by Internal Revenue Code Section 382, which imposes an annual limitation on taxable income that can be offset by NOL’s following a change in control. For IRS purposes we experienced a change in control during our acquisition of Somatix in 1997. It is our current intention to minimize future tax liabilities on sales of Abgenix common stock by offsetting gains against current operating losses and the NOL carryforwards allowed under Section 382. In addition, we have certain research and development tax credits that we may utilize to offset the tax effects of such gains. However, under some circumstances we may sell more Abgenix common stock, and consequently recognize gains in excess of the amount we can offset with net operating losses and credit carryforwards.

Our long-term contractual obligations at December 31, 2003 were as follows (in thousands):

		Payment due
	Total	2004	2005 and 2006	2007 and 2008	2009 and thereafter
Debt financing	$109,470	$4,470	$15,138	$89,862	$—
Facility lease obligation	105,556	5,880	12,387	13,268	74,021
Operating leases	54,737	11,065	16,475	4,735	22,462

	$269,763	$21,415	$44,000	$107,865	$96,483

In July 2003, we received $28.5 million from Novartis in connection with a global alliance for the development and commercialization of oncolytic virus therapies, of which $22.5 million remained dedicated to the further development of these products at December 31, 2003. We expect to spend these remaining funds in 2004 and 2005. Our operating lease commitments include rent payments through January 2006 for our Foster City location of $12.9 million, of which $9.5 million was accrued at December 31, 2003 as part of the estimated facility exit costs associated with the move to our South San Francisco, California headquarters building in March 2003. Accrued lease exit costs will continue to be revised as necessary and could increase by as much as an additional $1.6 million based on our ability to sublease the facilities and as market conditions change. We expect to receive $1.8 million in aggregate future rentals under a related existing sublease through January 2006.

We lease certain of our facilities and equipment under non-cancelable operating leases. These leases, including the Hayward, Foster City, San Diego and Memphis facility leases, expire at various dates through 2017 and some contain options for renewal. The South San Francisco headquarters facility lease is recorded as a capital lease as a result of certain amendments that required us to fund the costs of certain structural components of the facility. Ceregene, our majority-owned subsidiary focused on gene therapies for neurodegenerative disorders, also maintains a facility operating lease and capital leases to fund the purchases of furniture and machinery equipment.

In April 2003 we amended the terms of our $60.0 million asset-backed debt financing. Under the amendment, the quarterly principal payments have been replaced with a single payment in 2008, and the interest rate was reduced from LIBOR (London Interbank Offering Rate) plus 0.750 percent to LIBOR plus 0.625 percent. The financing obligation remains secured by liquid financial instruments, including cash and marketable securities, which are classified as restricted cash and investments on our consolidated balance sheet.

In September 2003 we borrowed $35.0 million under a five-year term loan agreement. The loan bears interest at a rate of 6.73 percent, which rate is subject to upward adjustment upon certain events or defaults. We are required to make monthly interest only payments for the first year, followed by monthly principal and interest payments, based on an 84-month amortization schedule, for the next 47 months. A final loan payment of approximately $17.8 million is due in September 2008. The loan is secured by certain assets, other than our intellectual property assets, deposits in certain investment accounts and holdings of Abgenix common stock.

We estimate that our cash to be used in operating activities during 2004 will be approximately $80.0 to $85.0 million. This estimated use of cash does not include capital expenditures or the cost of any potential acquisitions, nor does it reflect the potential offset by future sales of Abgenix stock or equity or debt financings. Our capital requirements depend on numerous factors, including: the progress of our research and development programs and our preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the extent of funding from collaborative partners; the acquisition of new products or technologies; and the cost and outcome of litigation, patent interference proceedings or other legal proceedings. Our ongoing development programs and any increase in the number and size of programs and trials will reduce our current cash resources and potentially create the need to raise further capital. Therefore, we will continue to consider financing alternatives, including potential equity and debt financings in addition to periodic sales of our holdings of Abgenix stock.

While we believe that our current liquidity position will be sufficient to meet our cash needs for at least the next year, we may need to raise substantial additional funds in order to complete our pending and planned trials over their multi-year course before we will obtain product revenue, if any, from such products. Accordingly, we may entertain the possibility of raising additional capital to preserve our liquidity, depending on a number of conditions, including conditions in the capital markets. The sources of liquidity available to us include the sale of Abgenix common stock, payments from potential partners and/or licensees of our potential products and technologies, and private or public placement of Cell Genesys equity securities, warrants, debt securities or depositary shares. We regularly consider the conditions of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to us may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative consequence in order to reduce or minimize a more significant negative consequence to stockholders.

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

There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercially successful products. Clinical trials may be suspended or terminated if safety issues are identified, if our investigators or we fail to comply with regulations governing clinical trials or for other reasons. Although we are testing some of our proposed products and therapies in human clinical trials, we cannot guarantee that we, the FDA or the Institutional Review Boards at our research institutions will not suspend or terminate any of our clinical trials, that we will be permitted to undertake human clinical trials for any of our other products or that adequate numbers of patients can be recruited for our clinical trials. Also, the results of this testing might not demonstrate the safety or efficacy of these products. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Preclinical and clinical data can be interpreted in many different ways, and FDA officials could interpret data that we consider promising differently, which could halt or delay our clinical trials or prevent regulatory approval. Finally, even if our products proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at reasonable cost or that such a product will be successfully marketed.

Our programs utilize new technologies. Existing preclinical and clinical data on the safety and efficacy of our programs are limited. Our GVAX® cancer vaccines and oncolytic virus therapies are currently being tested in human clinical trials to determine their safety and efficacy. None of our other products or therapies under development is in human clinical trials. The results of preclinical or earlier stage clinical trials do not necessarily predict safety or efficacy in humans. Our products in later stage clinical trials may fail to show desired safety and efficacy, despite having progressed through preclinical or early clinical trials. Serious and potentially life-threatening side effects may be discovered during preclinical and clinical testing of our potential products or thereafter, which could delay, halt or interrupt clinical trials of our products, and could result in the FDA or other regulatory authorities denying approval of our drugs for any or all indications. In the case of patient-specific therapies such as our GVAX® lung cancer vaccine, the risks of any surgical procedure that may be required to prepare the vaccine must be considered in the evaluation of the product’s safety profile. All surgical procedures, particularly those in advanced disease settings, involve some element of risk to the patient, which must be evaluated in the context of the patient’s condition and therapeutic alternatives. In past and current clinical trials involving patients with very advanced stages of lung cancer, a small number of patients with progressive disease have died during the period following surgical removal of their tumor and prior to administration of GVAX® vaccine. The FDA has informed us that additional deaths associated with the procurement of the tumor that occur in the future will result in a reassessment of the overall risk/benefit profile of our current study and may result in termination of the trial. We have voluntarily limited the types of tumor removal procedures that will be performed in this trial to those with lower risk of post-operative patient death, and we have revised the eligibility criteria to exclude certain high-risk patients from the trial. These precautionary measures are intended to minimize, but cannot entirely eliminate, the risk that there will be other post-operative deaths following the tumor procurement procedures.

Clinical trials are very costly and time-consuming, especially the typically larger Phase 3 trials which we expect to initiate during the next twelve months. We cannot exactly predict if and when our current clinical trials will be completed. We also cannot exactly predict when other planned clinical trials, including planned Phase 3 trials of our GVAX® cancer vaccines, will begin or be completed. Though we anticipate commencing our Phase 3 trial of GVAX® prostate cancer vaccine during the second quarter of 2004, we cannot guarantee that we will be able to begin the Phase 3 trial within that timeframe. The anticipated Phase 3 trial of our GVAX® prostate cancer vaccine is our first Phase 3 trial. Many factors affect patient enrollment in clinical trials, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new therapies approved for the conditions that we are investigating. In addition to delays in patient enrollment, other unforeseen developments, including delays in obtaining regulatory approvals to commence a study, delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites, lack of effectiveness during clinical trials, unforeseen safety issues, uncertain dosing issues, inability to monitor patients adequately during or after treatment, our or our investigators’ failure to comply with FDA regulations governing clinical trials, and an inability or unwillingness of medical investigators to follow our clinical protocols, could prevent or delay completion of a clinical trial and increase its costs, which could also prevent or delay any eventual commercial sale of the therapy that is the subject of the trial. Each of our anticipated Phase 3 clinical trials of GVAX® prostate cancer vaccine will compare GVAX® vaccine to a taxane chemotherapy regimen, which is widely used to treat this patient group. However, there can be no assurance that this chemotherapy regimen will continue to be commonly used to treat these patients in the future. Third-party trials to evaluate taxane chemotherapy are currently underway. Should these or other trials demonstrate that another therapy or regimen is more effective than the taxane chemotherapy regimen to which we compare the GVAX® vaccine, we will need to modify our current Phase 3 clinical trial strategy for GVAX® prostate cancer vaccine or possibly conduct additional comparative clinical trials.

We have not been profitable in our operations (absent the gains on sales of Abgenix common stock and certain upfront or non-recurring license fees). We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.

We have incurred an accumulated deficit since our inception. At December 31, 2003, our accumulated deficit was $146.6 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. For the year ended December 31, 2003, we recorded a loss attributed to common stockholders of $56.6 million, which included $14.1 million in non-recurring revenue from Japan Tobacco Inc. and $12.6 million in gains on sales of our Abgenix common stock. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of research and development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses. We also have substantial lease obligations related to our new manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve profitability.

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

Because of our long-term capital requirements, we may seek to access the public or private debt and equity markets, by selling our holdings of Abgenix common stock and/or our own debt or equity securities. Additional funding may not be available to us, and, if available, may not be on acceptable terms. Opportunities for out licensing technologies or for third-party collaborations may not be available to us on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development or clinical activities. In addition, we may decide to raise additional capital when conditions are favorable, even when we do not have an immediate need for additional capital at that time. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution.

Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow. Currently, we do not have collaborative partners for the further development of our GVAX® cancer vaccines. Though we plan to seek such partners in the future, we may not be successful in entering into collaborative partnerships on favorable terms, if at all. Certain of our oncolytic virus therapy products are being developed under our global strategic alliance with Novartis, and Novartis has future commercialization rights for these products. Also, we can give no assurance that our alliance with Novartis will continue, as Novartis periodically has the option of terminating the alliance at its discretion.

Our ability to manufacture our products is uncertain, which may delay or impair our ability to develop, test and commercialize our products.

We have built our own manufacturing facilities to operate according to the FDA’s cGMP regulations for the manufacture of products for clinical trials and to support the potential commercial launch of our product candidates. We are under significant lease obligations for each of our facilities. We may be unable to establish and maintain our manufacturing facilities within our planned time and budget, which could have a material adverse effect on our product development timelines. Our manufacturing facilities will be subject to ongoing, periodic inspection by the FDA and state agencies to ensure compliance with cGMP. Our failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, may result in the termination or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. We also may encounter problems with the following:

•	achieving consistent and acceptable production yield and costs;

•	meeting product release specifications;

•	quality control and assurance;

•	shortages of qualified manufacturing personnel;

•	shortages of raw materials;

•	shortages of key contractors; and

•	ongoing compliance with FDA and other regulations.

Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.

Developing advanced manufacturing techniques and process controls is required to fully utilize our expanded facilities. The manufacturing techniques and process controls, as well as the product release specifications, required for our GVAX® cancer vaccines and oncolytic virus therapies are more complex and less well-established than those required for other biopharmaceutical products, including small molecules, therapeutic proteins and monoclonal antibodies. We may not be able to develop these techniques and process controls to manufacture our products effectively to meet the demands of regulatory agencies, clinical testing and commercial production.

In addition, during the course of the development and testing of our products, we may make and have made improvements to processes, formulations or manufacturing methods or employ different manufacturing facilities. Such changes may be made to improve the product’s potential efficacy, make it easier to manufacture at scale, reduce variability or the chance of contamination of the product, or for other reasons. As a result, certain of the products we are currently testing in clinical trials, including our most advanced products, are not identical to those used in previous clinical trials from which we have reported clinical data. We may be required to conduct certain laboratory studies to demonstrate the comparability of our products if we introduce additional manufacturing changes. We cannot guarantee that the results of studies using the current versions of our products will be as successful as the results of earlier studies conducted using different versions of our products.

If we are unable to manufacture our products for any reason, our options for outsourcing manufacturing are currently limited. We are unaware of available contract manufacturing facilities on a worldwide basis in which our GVAX® product candidates can be manufactured under cGMP regulations, a requirement for all pharmaceutical products. It would take a substantial period of time for a contract manufacturing facility that has not been producing our particular products to begin producing them under cGMP regulations.

Our manufacturing facilities are subject to licensing requirements of the DEA, the California Department of Health Services and the Tennessee Department of Commerce and Insurance, Board of Pharmacy, referred to as the Tennessee Board of Pharmacy. While not yet subject to license by the FDA, these facilities are subject to inspection by the FDA, as well as by the DEA, the California Department of Health Services and the Tennessee Board of Pharmacy. Failure to maintain these licenses or to meet the inspection criteria of these agencies would disrupt our manufacturing processes and have a material adverse effect on our business, results of operations, financial condition and cash flow.

In order to produce our products in the quantities that we believe will be required to meet anticipated market demand, we will need to increase, or “scale up,” the production process by a significant factor over the current level of production. If we are unable to do so, or if the cost of this scale up is not economically feasible for us, we may not be able to produce our products in a sufficient quantity to meet the requirements for product launch or future demand.

If our proposed products are not effectively protected by issued patents or if we are not otherwise able to protect our proprietary information, we will be more vulnerable to competitors, and our business could be adversely affected.

We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. As of December 31, 2003 we had approximately 300 patents issued or granted to us or available to us based on licensing arrangements and approximately 280 applications pending in our name or available to us based on licensing arrangements. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or whether it will be invalidated. Also, depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if our intellectual property infringes upon the rights of others.

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

We are currently involved in several interference and/or opposition proceedings related to our current product portfolio and certain of our core technologies. We cannot predict the outcome of these proceedings. An adverse result in any of these proceedings could have an adverse effect on our intellectual property position in these areas and on our business as a whole. If we lose in any such proceeding, our patents or patent applications that are the subject matter of the proceeding may be invalidated or may not be permitted to issue as patents. Consequently, we may be required to obtain a license from the prevailing party in order to continue the portion of our business that relates to the proceeding. Such license may not be available to us on acceptable terms or on any terms, and we may have to discontinue that portion of our business. We may be involved in other interference and/or opposition proceedings in the future. We believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

Our competitive position may be adversely affected by our limited ability to protect and control unpatented trade secrets, know-how and other technological innovation.

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

There are many companies pursuing programs for the treatment of cancer. Some of these competitors are large pharmaceutical companies, such as Aventis and Bristol-Myers Squibb, which have greater experience and resources than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining FDA and other regulatory approvals of products, and in manufacturing and marketing new therapies. We are also competing with other biotechnology companies with similar experience and resources to ours, but which may have programs that are in a later stage of clinical testing than ours, such as Dendreon Corporation, Antigenics, Inc. and CancerVax, Inc.

Some competitors are pursuing a product development strategy competitive with ours, particularly with respect to our cancer vaccine and oncolytic virus therapy programs. Certain of these competitive products are in more advanced stages of product development and clinical trials. We compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete.

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

Our competitive position also depends upon our ability to attract and retain qualified personnel, develop proprietary products or processes, and secure sufficient funding for the often-lengthy period between product conception and commercial sales.

To the extent we depend on strategic partners to sell, market or distribute our products, we will have reduced control over the success of the sales, marketing and distribution of our future products.

We have no experience in sales, marketing or distribution of biopharmaceutical products. We may in the future rely on sales, marketing and distribution expertise of potential corporate partners for our initial products. The decision to market future products directly or through corporate partners will be based on a number of factors, including:

•	market size and concentration;

•	size and expertise of the partner’s sales force in a particular market; and

•	our overall strategic objectives.

If we choose to rely on strategic partners for the sale, marketing or distribution of our future products, we will have less control over the success of our products and will depend heavily upon our partners’ abilities and dedication to our products. We cannot assure you that these future strategic partnerships will be available on favorable terms, if at all, nor can we assure you that they will enhance our business.

We may in the future be exposed to product liability claims, which could adversely affect our business, results of operations, financial condition and cash flow.

Clinical trials or marketing of any of our potential products may expose us to liability claims resulting from the use of our products. These claims might be made by clinical trial participants, consumers, health care providers or sellers of our products. We currently maintain product liability insurance with respect to each of our clinical trials. We may not be able to maintain insurance or obtain sufficient coverage at a reasonable cost, given the increasing cost of insurance in today’s insurance market. An inability to maintain insurance at an acceptable cost, or at all, could prevent or inhibit the clinical testing or commercialization of our products or otherwise affect our financial condition. A claim, particularly resulting from a clinical trial, on any of our insurance policies or a product recall could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Our business, financial condition and results of operations could suffer as a result of future strategic acquisitions and investments.

We may engage in future acquisitions or investments that could dilute our existing stockholders or cause us to incur contingent liabilities, commitments, debt or significant expense. From time to time, in the ordinary course of business, we may evaluate potential acquisitions or investments in related businesses, products or technologies, although we currently have no commitments or agreements for any such acquisitions or investments. We may not be successful with any strategic acquisition or investment. Any future acquisition or investment could harm our business, financial condition and results of operations.

If we engage in future acquisitions, we may not be able to fully integrate the acquired companies and their intellectual property or personnel. Our attempts to do so may place additional burdens on our management and infrastructure. Future acquisitions will also subject us to a number of risks, including:

•	the loss of key personnel and business relationships;

•	difficulties associated with assimilating and integrating the new personnel and operations of the acquired companies;

•	the potential disruption of our ongoing business;

•	the expense associated with maintenance of diverse standards, controls, procedures, employees and clients;

•	the diversion of resources from the development of our own proprietary technology; and

•	our inability to generate revenue from acquired technology sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity and other events beyond our control, which could result in a material adverse effect on our business.

Our facilities in California have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power. Future blackouts could disrupt the operations of our facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could have a material adverse effect on our business. We are vulnerable to a major earthquake and other calamities. Most of our facilities are located in seismically active regions. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake and do not have a recovery plan for fire, earthquake, power loss, terrorist activity or similar disasters. We are unable to predict the effects of any such event, but the effects could be seriously harmful to our business.

We depend on our key technical and management personnel to advance our technology, and the loss of these personnel could impair the development of our products.

We rely and will continue to rely on our key management and scientific staff, all of whom are employed at-will. The loss of key personnel or the failure to recruit necessary additional qualified personnel could have a material adverse effect on our business and results of operations. There is intense competition from other companies, research and academic institutions and other organizations for qualified personnel. We may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. We will need to continue to recruit experts in the areas of clinical testing, manufacturing, marketing and distribution and to develop additional expertise in our existing personnel. If we do not succeed in recruiting necessary personnel or developing this expertise, our business could suffer significantly.

We depend on clinical trial arrangements with public and private medical institutions to advance our technology, and the loss of these arrangements could impair the development of our products.

We have arrangements with a number of public and private medical institutions for the conduct of human clinical trials for our GVAX® cancer vaccine programs and oncolytic virus therapies. The early termination of any of these clinical trial arrangements or the failure of these institutions to comply with the regulations and requirements governing clinical trials would hinder the progress of our clinical trial program. If any of these relationships are terminated, the clinical trials might not be completed, and the results might not be evaluable.

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

Our retained ownership of Abgenix common stock represents a material portion of the total assets on our balance sheet. The common stock price of Abgenix has proven to be highly volatile. The value of our holdings of Abgenix common stock was $91.9 million at December 31, 2003 compared to $64.1 million at December 31, 2002. Movements in the price of Abgenix common stock, up or down, may exert corresponding influences on the market price of our stock.

Our stock price has fluctuated in the past and is likely to continue to be volatile in the future.

The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2001, our stock price has fluctuated between a high closing price of $24.80 on December 6, 2001 and a low closing price of $6.43 on March 18, 2003. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, may affect our stock price:

•	announcements of data from, or material developments in, our clinical trials or those of our competitors, including delays in the commencement of a clinical trial;

•	fluctuations in our financial results;

•	announcements of technological innovations or new therapeutic products by us or our competitors, including innovations or products by our competitors that may require us to redesign, and therefore delay, our clinical trials to account for those innovations or products;

•	announcements of changes in governmental regulation affecting us or our competitors;

•	announcements of regulatory approval or disapproval of our or our competitors’ products;

•	announcements of new collaborative relationships by us or our competitors;

•	developments in patent or other proprietary rights affecting us or our competitors;

•	public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;

•	general market conditions;

•	fluctuations in the price of Abgenix common stock;

•	material developments related to our majority-owned subsidiary, Ceregene;

•	fluctuations in price and volume in the stock market in general, or in the trading of the stock of biopharmaceutical and biotechnology companies in particular, that are unrelated to our operating performance;

•	issuances of securities in equity, debt or other financings or issuances of common stock upon conversion of our remaining Series B redeemable convertible preferred stock;

•	sales of common stock by existing stockholders; and

•	the perception that such issuances or sales could occur.

Our stockholders may be diluted by the conversion of outstanding Series B redeemable convertible preferred stock.

As of December 31, 2003, 226 shares of Series B redeemable convertible preferred stock, referred to as the Series B preferred, issued in January 2000 remained outstanding and were convertible into an aggregate of 212,961 shares of common stock as of that date. The holders of the Series B preferred may choose at any time to convert their shares into common stock. Conversion of the Series B preferred would result in issuance of additional shares of common stock, diluting existing common stockholders. The number of shares of common stock issuable upon conversion of the Series B preferred is determined by dividing the market value of the shares to be converted by the lower of:

•	a fixed conversion price of $14.53 per share (subject to antidilution provisions); or

•	the average of certain trading prices during the ten trading days preceding such date of conversion.

The market value of the Series B preferred is based on the outstanding carrying value from the original issuance plus the deemed dividend earned over the holding period. As of December 31, 2003, the aggregate market value for all outstanding Series B preferred was approximately $2.7 million. The number of shares of common stock issuable upon conversion of the Series B preferred, and therefore the dilution of existing common stockholders, could increase as a result of either an event triggering the antidilution rights of the Series B preferred or a decline in the market price of our common stock immediately prior to conversion of the Series B preferred.

During the year ended December 31, 2003, 439 shares of the Company’s Series B preferred were converted into 567,026 shares of the Company’s common stock at an average effective conversion price of $9.51 per common share. In the event the holders of the remaining outstanding Series B preferred do not convert their shares, the shares will automatically be converted on January 18, 2005 according to the formula described above.

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

Certain provisions of our Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions include the adoption of a Stockholder Rights Plan, commonly known as a “poison pill.” Under the Stockholder Rights Plan, we made a dividend distribution of one preferred share purchase right for each share of our common stock outstanding as of August 21, 1995 and each share of our common stock issued after that date. In July 2000, we made certain technical changes to amend the plan and extended the term of such plan until 2010. The rights are exercisable only if an acquirer purchases 15 percent or more of our common stock or announces a tender offer for 15 percent or more of our common stock. Upon exercise, holders other than the acquirer may purchase our stock at a discount. Our Board of Directors may terminate the rights plan at any time or under certain circumstances redeem the rights. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition. These provisions and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in our management or in the control of our company, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

Due to the potential value of our strategic investments, we could be determined to be an investment company, and if such a determination were made, we would become subject to significant regulation that would adversely affect our business.

Our non-controlling positions in Abgenix and, should we lose our controlling position, Ceregene, along with investments of our available cash resources in certain types of fixed-income securities, could be considered “investment securities” under the Investment Company Act of 1940 (Investment Company Act), raising a question of whether we are an investment company required to register and be regulated under the Investment Company Act. Regulation under the Investment Company Act, or a determination that we failed to register when required to do so, could materially and adversely affect our business. We believe that we are primarily engaged in the research, development and commercialization of biological cancer therapies and that any investment securities are ancillary to our primary business. Nevertheless, to address any uncertainty in this regard, we will redeploy a portion of our existing portfolio to invest more heavily in money market funds and U.S. government securities and to reduce the level of investment in corporate bonds and other instruments that could be considered “investment securities.” In addition, over time we plan to reduce the level of our investment securities by disposing of our holdings in Abgenix. We may also be required to reduce the level of our investment in entities we may not control in the future (such as Ceregene) so as to reduce our holdings of investment securities. These dispositions may be effected under unfavorable market conditions. The lower rates of return expected from the redeployment of our investment portfolio, and any required dispositions of non-controlling investments, could adversely affect our future reported results.

Risks Related to Our Industry

In order for our products to be offered to the public, they must undergo extensive clinical testing and receive approval from the FDA, which could delay or prevent the commercialization of our products.

Human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Preclinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. The developer of the drug must provide information relating to the characterization of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before and after administration to the patient. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA, and the FDA may issue a clinical hold upon a trial if the FDA does not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. We cannot assure you that the FDA will not issue a clinical hold with respect to any of our clinical trials in the future. The results of the preclinical testing and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA in the form of a new drug application for a pharmaceutical product, and in the form of a biologics license application for a biological product, requesting approval to commence commercial sales.

In responding to a new drug application or a biologics license application, the FDA may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Regulatory approval of a new drug application, new drug application supplement or biologics license application is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA has substantial discretion in the drug and biologics approval processes. Despite the time and expense incurred, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical or clinical studies. Approvals may not be granted on a timely basis, if at all, and if granted may not cover all the clinical indications for which we may seek approval. Also, an approval might contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

Even if our products are approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products including unanticipated adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures or detention, injunctions or the imposition of civil or criminal penalties.

We are subject to federal, state and local laws and regulations, and complying with these may cause us to incur significant costs.

We are subject to laws and regulations enforced by the FDA, the DEA, the California Department of Health Services, the Tennessee Board of Pharmacy and other regulatory statutes including:

•	the Occupational Safety and Health Act;

•	the Environmental Protection Act;

•	the Toxic Substances Control Act;

•	the Resource Conservation and Recovery Act; and

•	other current and potential future federal, state or local laws and regulations.

In particular with respect to environmental laws, product development activities involve the use of hazardous materials, and we may incur significant costs as a result of the need to comply with these laws. Our research and development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of contamination or injury, by accident or as the result of intentional acts of terrorism, from these materials. In the event of an accident, we could be held liable for any damages that result, and any resulting liability could exceed our resources. We may also be required to incur significant costs to comply with environmental laws and regulations in the future.

Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices could prevent us from selling our products in foreign markets, which may adversely affect our operating results and financial condition.

For marketing drugs and biologics outside the United States, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require additional testing. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our products and may have a material adverse effect on our results of operations and financial condition.

Reimbursement from third-party payors may become more restricted in the future, which may reduce demand for our products.

There is uncertainty related to the extent to which third-party payors will cover and pay for newly approved drugs. Sales of our future products will be influenced by the willingness of third-party payors to provide reimbursement. In both domestic and foreign markets, sales of our potential products will depend in part upon coverage and payment amounts from third-party payors, including:

•	government agencies;

•	private health care insurers and other health care payors such as health maintenance organizations;

•	self-insured employee plans; and

•	Blue Cross/Blue Shield and similar plans.

There is considerable pressure to reduce the cost of biotechnology and pharmaceutical products. Reimbursement from government agencies, insurers and large health organizations may become more restricted in the future. Our potential products represent a new mode of therapy, and while the cost-benefit ratio of the products may be favorable, we expect that the costs associated with our products will be substantial. Our proposed products, if successfully developed, may not be considered cost-effective by third-party payors. Insurance coverage might not be provided by third-party payors at all or may be provided only after substantial delay. Even if such coverage is provided, the approved third-party payment amounts might not be sufficient to permit widespread acceptance of our products.

The continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare may impair our future revenues and profitability.

The pricing of our future products may be influenced in part by government controls. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement more rigorous provisions relating to government payment levels. While we cannot predict whether the government will adopt any such legislative or regulatory proposals, the announcement or adoption of these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flow.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements. We regularly assess these risks and have established policies and business practices to protect against these and other exposures. However, as mentioned under the “Liquidity and Capital Resources” and “Other Factors Affecting Future Operations” sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations above, we are also subject to risk associated with our retained ownership in Abgenix common stock.

We have not entered into any financial instruments that would give rise to foreign currency exchange risk or commodity pricing risk. We have exposure related to the value of the number of shares of Abgenix common stock we hold, which was approximately 7.4 million and 8.7 million shares as of December 31, 2003 and 2002, respectively. We do not currently hold any derivative financial instruments nor have we entered into hedging transactions or activities.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, we have assumed that our available-for-sale securities, comprised of corporate notes and commercial paper, are similar enough to aggregate those securities for presentation purposes. The average interest rate was calculated using the weighted average fixed rates under all these instruments with Wells Fargo Bank, Sterling Capital Management, JP Morgan, Fleet National Bank, General Electric Capital Corporation and Silicon Valley Bank.

Interest Rate Sensitivity

Principal Amount by Expected Maturity and Average Interest Rate

(dollars in thousands)

As of December 31, 2003	2004	2005	2006	2007	2008 Thereafter	Total	Fair Value December 31, 2003
Total Investment Securities.	$44,666	$72,232	$14,358	$1,950	$14,573	$147,779	$148,339
Average Interest Rate	1.53%	2.19%	2.64%	5.55%	1.35%	1.99%	—
Variable Interest Rate Debt Financing, including Current Portion	$—	$—	$—	$—	$60,000	$60,000	$60,000
Average Interest Rate(1)	—	—	—	—	1.80%	1.80%	—
Fixed Interest Rate Debt Financing, including Current Portion	$961	$4,323	$4,475	$4,639	$21,398	$35,796	$35,796
Average Interest Rate	6.86%	6.75%	6.73%	6.73%	6.73%	6.74%	—

(1)	Interest rate based upon LIBOR rate index plus a spread of 0.625 percent, and can be reset on a quarterly or semi-annual basis.

As of December 31, 2002	2003	2004	2005	2006	2007 Thereafter	Total	Fair Value December 31, 2002
Total Investment Securities.	$66,284	$47,251	$22,930	$6,747	$8,024	$151,236	$153,129
Average Interest Rate	4.03%	3.67%	4.48%	5.33%	4.61%	4.42%	—
Variable Interest Rate Debt Financing, including Current Portion	$8,889	$8,889	$8,889	$8,889	$24,444	$60,000	$60,000
Average Interest Rate(2)	2.76%	2.76%	2.76%	2.76%	2.76%	2.76%	—
Fixed Interest Rate Debt Financing, including Current Portion	$239	$259	$230	$103	$—	$831	$831
Average Interest Rate	7.40%	7.40%	7.40%	7.40%	—	7.40%	—

(2)	Interest rate based upon LIBOR rate index plus a spread of 1.000 percent, and can be reset on a quarterly or semi-annual basis.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Cell Genesys, Inc.

We have audited the accompanying consolidated balance sheets of Cell Genesys, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Genesys, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 20, 2004

CELL GENESYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$9,867	$39,072
Short-term investments	87,062	60,555
Current portion of restricted cash and investments	3,359	16,166
Receivable from Transkaryotic Therapies, Inc	—	15,000
Investment in Abgenix, Inc. common stock	91,936	64,076
Prepaid expenses and other current assets	1,173	1,340

Total current assets	193,397	196,209
Restricted cash and investments	60,000	51,112
Property and equipment, net	172,102	157,215
Noncurrent deferred tax assets	34,247	13,349
Deposits and other assets	756	1,312

	$460,502	$419,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,567	$3,980
Accrued compensation and benefits	4,106	3,611
Deferred revenue	7,877	5,871
Accrued facility exit costs	9,459	6,178
Other accrued liabilities	4,610	6,870
Deferred tax liabilities	34,247	23,147
Current portion of debt financings	961	9,128
Current portion of facility lease obligation	515	—

Total current liabilities	64,342	58,785
Noncurrent income tax liabilities	29,954	17,568
Noncurrent portion of debt financings	94,835	51,703
Noncurrent portion of facility lease obligation	51,799	52,361

Commitments
Redeemable convertible preferred stock, $.001 par value: 5,000,000 shares authorized; 226 and 665 shares issued and outstanding in 2003 and 2002, respectively	2,706	7,632

Stockholders’ equity:
Common stock, $.001 par value: 75,000,000 shares authorized; 39,671,521 and 36,882,428 shares issued and outstanding in 2003 and 2002, respectively	40	37
Additional paid-in capital	312,017	286,548
Accumulated other comprehensive income	51,371	34,719
Accumulated deficit	(146,562)	(90,156)

Total stockholders’ equity	216,866	231,148

	$460,502	$419,197

See accompanying notes

CELL GENESYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
Revenue	$18,128	$39,141	$28,317
Operating expenses:
Research and development	85,296	75,138	50,752
General and administrative	25,980	20,697	11,850
Charge (credit) for purchased in-process technology	—	(186)	18,042

Total operating expenses	111,276	95,649	80,644

Loss from operations	(93,148)	(56,508)	(52,327)
Gain on sale of Abgenix, Inc. common stock	12,638	2,246	—
Interest and other income	4,832	9,942	18,378
Interest expense	(5,360)	(1,011)	(500)

Loss before minority interest and income taxes	(81,038)	(45,331)	(34,449)
Loss attributed to minority interest	—	96	264

Loss before income taxes	(81,038)	(45,235)	(34,185)
Income tax benefit	24,632	18,636	5,512

Net loss	(56,406)	(26,599)	(28,673)
Dividend in kind to preferred stockholders	230	702	785

Loss attributed to common stockholders	$(56,636)	$(27,301)	$(29,458)

Basic and diluted loss per common share	$(1.48)	$(0.76)	$(0.85)

Weighted average shares of common stock outstanding—basic and diluted	38,177	35,889	34,746

See accompanying notes

CELL GENESYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(56,406)	$(26,599)	$(28,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,159	4,366	3,410
Loss on disposal of property and equipment	634	50	—
Gain on sale of Abgenix, Inc. common stock	(12,638)	(2,246)	—
Issuance of common stock related to Somatix acquisition	—	396	—
Non-employee stock based compensation	81	238	—
Charge (credit) for purchased in-process technology	—	(186)	18,042
Changes to:
Prepaid expenses and other assets	636	9,489	(10,546)
Receivable from Transkaryotic Therapies, Inc	15,000	(15,000)	—
Noncurrent deferred tax assets	(20,682)	(13,153)	—
Accounts payable	(1,413)	2,002	1,458
Accrued compensation and benefits	495	974	796
Deferred revenue	2,006	2,115	(1,747)
Accrued facility exit costs	3,281	6,178	—
Other accrued liabilities	(2,260)	(3,334)	11,267
Minority interest in equity of subsidiary	—	(96)	96
Noncurrent income tax liabilities	12,386	4,476	(11,726)

Net cash used in operating activities	(46,721)	(30,330)	(17,623)

Cash flows from investing activities:
Purchases of short-term investments	(265,905)	(235,669)	(333,640)
Maturities of short-term investments	15,520	—	20,433
Sales of short-term investments	226,468	290,741	434,652
Purchases of restricted cash and investments	—	(945)	(66,333)
Capital expenditures	(27,658)	(66,074)	(42,188)
Proceeds from disposal of property and equipment	65	107	—
Proceeds from sale of Abgenix, Inc. common stock	13,859	2,487	—

Net cash provided by (used in) investing activities	(37,651)	(9,353)	12,924

Cash flows from financing activities:
Proceeds from issuances of common stock	20,249	1,202	2,772
Proceeds from debt financings	35,237	926	60,000
Payments under facility lease obligation	(47)	—	—
Payments under debt financings	(272)	(95)	(3,098)

Net cash provided by financing activities	55,167	2,033	59,674

Net increase (decrease) in cash and cash equivalents	(29,205)	(37,650)	54,975
Cash and cash equivalents at the beginning of the year	39,072	76,722	21,747

Cash and cash equivalents at the end of the year	$9,867	$39,072	$76,722

See accompanying notes

CELL GENESYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balances at December 31, 2000	34,124	$35	$256,007	$315,021	$(34,884)	$536,179
Comprehensive loss:
Net loss	—	—	—	—	(28,673)	(28,673)
Change in net unrealized holding gain on available for sale securities	—	—	—	(138,311)	—	(138,311)

Total comprehensive loss						(166,984)
Issuance of common stock upon acquisition of Calydon, Inc	909	1	16,421	—	—	16,422
Issuance of common stock upon exercise of stock options and pursuant to the Employee Stock Purchase Plan	563	—	2,722	—	—	2,722
Dividend to preferred stockholders	—	—	(785)	—	—	(785)

Balances at December 31, 2001	35,596	36	274,365	176,710	(63,557)	387,554
Comprehensive loss:
Net loss	—	—	—	—	(26,599)	(26,599)
Change in net unrealized holding gain on available for sale securities	—	—	—	(141,991)	—	(141,991)

Total comprehensive loss						(168,590)
Cancellation of common stock upon settlement of the outstanding Calydon acquisition	(10)	—	(186)	—	—	(186)
Issuance of common stock upon exercise of stock options and pursuant to the Employee Stock Purchase Plan	149	—	1,202	—	—	1,202
Issuance of common stock related to the 1997 Somatix acquisition	99	—	396	—	—	396
Income tax benefit from stock option deductions	—	—	196	—	—	196
Non-employee stock-based compensation expense	—	—	238	—	—	238
Conversion of 904 preferred shares into common shares	1,048	1	11,039	—	—	11,040
Dividend to preferred stockholders	—	—	(702)	—	—	(702)

Balances at December 31, 2002	36,882	37	286,548	34,719	(90,156)	231,148
Comprehensive loss:
Net loss	—	—	—	—	(56,406)	(56,406)
Change in net unrealized holding gain on available for sale securities	—	—	—	16,652	—	16,652

Total comprehensive loss						(39,754)
Issuance of common stock upon exercise of stock options and pursuant to the Employee Stock Purchase Plan	223	—	1,730	—	—	1,730
Income tax benefit from stock option deductions	—	—	216	—	—	216
Non-employee stock-based compensation expense	—	—	81	—	—	81
Conversion of 439 preferred shares into common shares	567	1	5,155	—	—	5,156
Issuance of common stock to Novartis/GTI	2,000	2	18,517	—	—	18,519
Dividend to preferred stockholders	—	—	(230)	—	—	(230)

Balances at December 31, 2003	39,672	$40	$312,017	$51,371	$(146,562)	$216,866

See accompanying notes

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and basis of presentation

Cell Genesys, Inc. (“Cell Genesys” or “the Company”) has focused its research and product development efforts on biological therapies for cancer. The Company’s objective is to develop and commercialize cell-based cancer vaccines, oncolytic virus therapies and antiangiogenesis therapies to treat different types of cancer. Cell Genesys’ current clinical-stage programs include GVAX® cancer vaccines and oncolytic virus therapies.

The consolidated financial statements include the accounts of Cell Genesys and its majority-owned subsidiary, Ceregene, Inc. All significant intercompany balances and transactions have been eliminated. In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the requirements of which apply to variable interest entities created after January 31, 2003. The Company’s adoption of FIN 46 on December 31, 2003 did not have a material impact on its consolidated financial statements.

Concentration of risk

Cash and cash equivalents, short-term investments and accounts receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains and invests in high credit quality investment-grade securities that bear minimal credit risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables.

Revenue recognition

The Company’s revenues are derived principally from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically includes upfront payments, cost reimbursements and milestone payments.

Revenue from non-refundable upfront license fees and other payments under collaboration agreements where the Company continues involvement throughout development is recognized over the development period based upon when the underlying development expenses are incurred. The Company recognizes cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

Incentive milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process. Incentive milestone payments are triggered either by the results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. As such, the incentive milestones are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of an incentive milestone event, the Company has no future performance obligations related to that payment.

Amounts received under license agreements relating to the Company’s intellectual property are recognized as revenue upon execution of the technology licensing agreement, if the Company has no future performance obligations.

Deferred revenue represents the portion of upfront payments received that has not been earned.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization

Cell Genesys records property and equipment at cost and depreciates it using the straight-line method over the estimated useful lives of the assets, generally five years. Computer equipment is depreciated over a life of three years.

Furniture and equipment leased under capital leases is amortized over the shorter of the useful lives or the lease term. Leasehold improvements and leasehold improvements under facility lease obligations are amortized over the shorter of the useful lives or the lease term, generally 15 to 17 years. Amortization of leased assets is included in depreciation and amortization expense and is combined with accumulated depreciation and amortization of the Company’s owned assets. Intangible assets, which consist of patents, are amortized using the straight-line method over the estimated useful lives of the assets, generally 10 years.

Cash, cash equivalents and short-term investments

Cell Genesys places its cash, cash equivalents and short-term investments, including restricted cash and investments, with high credit quality United States and foreign financial institutions, government and corporate issuers and limits the amount of credit exposure to any one issuer. The Company considers all highly liquid investments with insignificant interest rate risk with a maturity of less than three months when purchased to be cash equivalents. All investments are denominated in U.S. dollars. Short-term investments include equity securities classified as available-for-sale. The Company records its investments at fair market value, based on quoted market prices.

The Company’s debt and equity securities are classified as available-for-sale and carried at fair value. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in interest and other income (loss). Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date (see Note 5 of Notes to Consolidated Financial Statements).

Restricted cash and investments relate to the Company’s $60 million asset-backed debt financing with Fleet National Bank (see Note 7 of Notes to Consolidated Financial Statements).

Reclassifications

Certain prior year balances, including deferred tax assets and income tax liabilities, have been reclassified to conform to the current year presentation.

Stock-based compensation

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and to adopt the “disclosure only” alternative described in SFAS 123. Under APB 25, when the exercise price of the Company’s employee stock options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying stock on the date of the grant as determined by the Company’s Board of Directors, no compensation expense is recognized.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates, pursuant to SFAS 123, as amended by SFAS No. 148, the effect on net loss and loss per common share, had compensation costs for stock-based employee compensation plans been determined based upon the fair value method prescribed under SFAS 123 (see Note 9 of Notes to Consolidated Financial Statements):

	Year ended December 31,
	2003	2002	2001
	(in thousands except per share data)
Net loss	$(56,406)	$(26,599)	$(28,673)
Deduct:
Stock-based employee compensation expense determined under SFAS 123	(12,700)	(11,836)	(11,957)

Pro forma net loss	$(69,106)	$(38,435)	$(40,630)

Basic and diluted loss per common share as reported	$(1.48)	$(0.76)	$(0.85)
Basic and diluted pro forma loss per common share	$(1.82)	$(1.09)	$(1.19)

Loss per share

Basic loss per common share is calculated using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted loss per common share includes the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (stock options and redeemable convertible preferred stock) were anti-dilutive for all periods reported, they have been excluded from the computation of shares used in computing diluted loss per common share.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management makes estimates when preparing the financial statements which affect revenue recognition, accrued but unbilled expenses for clinical trials, accrued facility exit costs and lease accounting, expenses for certain outside experts and consultants, useful lives of property and equipment, income taxes and other items.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to stockholders’ equity of the Company that are excluded from net loss. Other comprehensive income (loss) includes solely, unrealized gains or losses on the Company’s available-for-sale securities, including the Company’s holdings of Abgenix, Inc. common stock, net of tax. The following table presents the calculation of comprehensive income (loss) (in thousands):

	Year ended December 31,
	2003	2002	2001
Net loss	$(56,406)	$(26,599)	$(28,673)
Other comprehensive income (loss):
Increase (decrease) in unrealized gain on investments, net of tax of $11.1 million, $(94.7) million and $(90.2) million in 2003, 2002, and 2001, respectively	25,411	(138,627)	(133,531)
Less: reclassification adjustment for gains recognized in net loss, net of tax of $5.8 million, $2.2 million, and $3.2 million in 2003, 2002, and 2001, respectively	(8,759)	(3,364)	(4,780)

Comprehensive loss	$(39,754)	$(168,590)	$(166,984)

Segment reporting

The Company’s operations are treated as one operating segment, as it reports profit and loss information only on an aggregate basis to the chief operating decision-makers.

2. Statement of Cash Flows

Supplemental disclosure to the Consolidated Statements of Cash Flows is as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Cash paid for interest	$5,887	$1,762	$500
Cash refunded for income taxes	$(16,532)	$(10,161)	$(8,987)

The Company capitalized interest expense of $0.8 million in each of 2003 and 2002 in connection with the construction of its manufacturing facility in Hayward, California. No interest expense was capitalized in 2001. In 2002, the Company capitalized $52.4 million of property and equipment in connection with the recording of the South San Francisco, California headquarters facility lease as a capital lease.

3. Acquisitions

In January 2001, the Company acquired the principal operating assets of Chiron Corporation’s gene therapy business located in San Diego, California, at a cost of approximately $4.8 million. The transaction was accounted for as a purchase. The cost of the acquisition was allocated among the principal assets, leasehold improvements and machinery and equipment. The allocation was based on information on construction costs of similar type facilities for leasehold improvements and machinery and equipment. The $4.8 million purchase price was allocated entirely to tangible assets, and no material intangible assets were purchased.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2001, the Company created a new subsidiary, Ceregene, Inc. (“Ceregene”), through the acquisition of Neurologic Gene Therapeutics, a private San Diego-based start-up company. The Company contributed $10.0 million in cash and access to technology and patents in the central nervous system (“CNS”) gene therapy area, in exchange for approximately 60 percent majority ownership of the new company. In 2002, through cumulative losses incurred, the minority interest in the equity of Ceregene was reduced to zero and as a result, the Company has not attributed any losses to this minority equity interest in 2003. Ceregene’s financial statements are consolidated into the operations of the Company.

In September 2001, the Company completed the acquisition of Calydon, Inc., a private biotechnology company focused on the treatment of cancer using genetically engineered oncolytic virus therapies, for approximately $17.4 million in Cell Genesys stock and other consideration and assumption of approximately $2.6 million in liabilities, for a total purchase price of approximately $20.0 million. The acquisition provided Cell Genesys with a third product platform in addition to cancer vaccines and cancer gene therapies as well as a product candidate, CG7870, for early-stage prostate cancer. The Company engaged the services of an outside consulting firm to value the acquired assets. In relation to the acquisition, the Company recorded a charge of approximately $18.0 million for in-process research and development and approximately $1.0 million in intangible assets related to patents. The acquisition was accounted for as a purchase business combination using the guidance contained in Statement of Financial Accounting Standards No. 141 (“SFAS 141”) issued by the Financial Accounting Standards Board (“FASB”).

In 2002, Cell Genesys recorded a credit of $186,000 to the original purchased in-process technology charge in 2001 as a result of the claim made by Cell Genesys against the portion of the Calydon purchase price held in escrow. The claim resulted from undisclosed liabilities assumed in the purchase. Additionally in 2002, Cell Genesys recorded a non-cash purchase price adjustment in the amount of $396,000 related to common stock issued to former shareholders of a subsidiary of Somatix, Inc., an entity acquired by Cell Genesys in 1997.

4. Collaborative and License Agreements

The Company derives substantially all of its revenues from collaborative and license agreements, as shown in the following table (in thousands):

	2003	2002	2001
Novartis AG	$2,104	$—	$—
Japan Tobacco Inc.	14,145	11,640	25,062
Aventis	1,000	1,130	3,057
Transkaryotic Therapies, Inc.	—	26,000	—
Other	879	371	198

	$18,128	$39,141	$28,317

Global alliance with Novartis AG

On July 23, 2003, the Company announced a global alliance with Novartis AG for the development and commercialization of oncolytic virus therapies. Under the agreement, the Company acquired exclusive worldwide rights to the oncolytic virus therapy products and related intellectual property of Genetic Therapy, Inc. (GTI), an affiliate of Novartis, as well as certain related intellectual property of Novartis, and received an upfront payment of $28.5 million from Novartis. This payment is to be dedicated to the further development of certain existing oncolytic virus therapy products of the Company and those acquired from GTI, in each case for which the Company and Novartis both have future commercialization rights. In exchange, the Company issued to Novartis and GTI 1,999,840 shares of Cell Genesys, Inc. common stock. Of the $28.5 million upfront payment

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received from Novartis, the Company recorded approximately $18.5 million to the 1,999,840 common shares issued, based upon the market value of such shares, and approximately $10.0 million to deferred revenue, which the Company will recognize as revenue over the related development period. The agreement also provides the basis for the sharing of future additional development costs and profits related to the potential products on a worldwide basis. The Company recognized $2.1 million in revenue under this agreement in 2003 and $7.9 million remained as deferred revenue at December 31, 2003. The Company expects to recognize the remaining $7.9 million as revenue in 2004 and 2005.

Collaborative agreement with Japan Tobacco Inc.

On December 17, 1998, Cell Genesys entered into a worldwide collaboration agreement with the pharmaceutical division of Japan Tobacco Inc. (“JT”) for certain of the Company’s GVAX® cancer vaccines. In October 2002, the remaining portion of the agreement with JT was terminated with the result that Cell Genesys reacquired full commercial rights to the entire GVAX® cancer vaccine portfolio. In August 2003 the Company announced that an agreement had been reached regarding outstanding clinical and patent-related milestone and wind down payments arising from this terminated collaboration agreement. In connection with this final agreement, JT paid Cell Genesys approximately $8.3 million in cash and waived future repayment obligations for capital expenditures associated with Cell Genesys’ manufacturing facilities in Hayward, California and Memphis, Tennessee. The Company recorded $14.1 million in revenues associated with this final agreement in 2003.

Gene activation technology licenses

Cell Genesys executed a license agreement with Aventis in February 1997 for gene-activated erythropoietin (“EPO”) and a second undisclosed protein. In late 2000, Aventis informed the Company of its intention to terminate this license agreement as it relates to the second undisclosed protein. The agreement provides for up to $26 million in milestone payments and fees, in addition to any royalties on future sales of gene-activated EPO anywhere in the world. As of December 31, 2003 Cell Genesys had received approximately $20.0 million under this license agreement, which included certain milestone payments relating to the development of gene-activated EPO which Aventis is developing in collaboration with Transkaryotic Therapies, Inc (“TKT”). The Company recognized revenues of $1.0 million, $1.1 million and $3.1 million in 2003, 2002 and 2001, respectively, pursuant to the agreement.

In June 2002, Cell Genesys completed a license agreement with TKT under which Cell Genesys exclusively licensed intellectual property relating to the development of gene-activated EPO. In exchange, Cell Genesys received an upfront license fee of $26.0 million, which was to have been comprised of $11.0 million in cash and $15.0 million in shares of TKT common stock. An amendment to the original license agreement provided for the substitution of a cash payment in lieu of the TKT stock, and in January 2003, Cell Genesys received a cash payment of $15.0 million from TKT. In addition, Cell Genesys may receive additional payments, in an aggregate amount of up to $17.0 million in cash and TKT common stock, upon the achievement of certain patent-related milestones, but Cell Genesys can make no assurances that any of these patent-related milestones will ever be achieved or that any additional payments will be received. No ongoing royalty payments will be made by TKT to Cell Genesys under the terms of this agreement.

Gene therapy rights agreement with Abgenix

In November 1997, Cell Genesys entered into a gene therapy rights agreement (the “GTRA”) with Abgenix. The GTRA provides Cell Genesys with certain rights to Abgenix’s XenoMouse® technology in the field of gene therapy. Cell Genesys is obligated to make certain payments to Abgenix for these rights including reimbursement

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of license fees and royalties on future product sales. The GTRA also prohibits Abgenix from granting any third- party licenses for antibody products based on antigens nominated by Abgenix for its own purposes where the primary field of use is gene therapy. In the case of third-party licenses granted by Abgenix where gene therapy is a secondary field, Abgenix is obligated to share with Cell Genesys a portion of the cash milestone payments and royalties resulting from any products in the field of gene therapy.

Other collaborations

Cell Genesys has licensing agreements relating to its proprietary viral vector technologies. These collaborations enable Cell Genesys to receive monetary reimbursement for providing viral vector technologies to companies that commercialize these technologies for the research market. Examples include agreements with the Clontech division of Becton, Dickinson and Company and Invitrogen Corporation.

5. Investments

The following is a summary of the Company’s available-for-sale securities at December 31, 2003 and 2002 (in thousands):

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$2,040	$—	$—	$2,040
Corporate notes	87,230	368	(41)	87,557
Municipal bonds	12,506	75	—	12,581
U.S. government and its agencies	46,003	168	(10)	46,161
Abgenix common stock	6,889	85,047	—	91,936

	$154,668	$85,658	$(51)	$240,275

Classified as:
Cash equivalents	$1,277	$—	$—	$1,277
Restricted cash and investments	60,000	—	—	60,000
Short-term investments	86,502	611	(51)	87,062
Abgenix common stock	6,889	85,047	—	91,936

	$154,668	$85,658	$(51)	$240,275

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$15,654	$—	$—	$15,654
Corporate notes	67,595	815	(5)	68,405
Municipal bonds	11,068	70	—	11,138
U.S. government and its agencies	56,919	1,013	—	57,932
Abgenix common stock	8,046	56,030	—	64,076

	$159,282	$57,928	$(5)	$217,205

Classified as:
Cash equivalents	$32,574	$—	$—	$32,574
Restricted cash and investments	60,000	—	—	60,000
Short-term investments	58,662	1,898	(5)	60,555
Abgenix common stock	8,046	56,030	—	64,076

	$159,282	$57,928	$(5)	$217,205

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net unrealized holding gains on these securities at December 31, 2003 and 2002 were $85.6 million and $57.9 million, respectively, and are principally unrealized gains on the investment in Abgenix common stock. Gross realized gains on the sale of investment securities were $14.6 million, $5.6 million, and $8.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company sold 1,250,000 and approximately 260,000 shares of Abgenix stock resulting in net proceeds of $13.9 and $2.5 million in 2003 and 2002, respectively. The Company did not sell any Abgenix common stock in 2001.

The amortized cost and estimated fair value of the Company’s available-for-sale debt securities by contractual maturity are shown below (in thousands):

December 31, 2003	Amortized Cost	Estimated Fair Value
Due in one year or less	$44,666	$44,728
Due in one to five years	90,604	91,029
Due in more than five years	12,509	12,582

	$147,779	$148,339

6. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Furniture and equipment under capital lease	$982	$745
Machinery, furniture and equipment	24,947	24,935
Leasehold improvements	116,590	19,402
Leasehold improvements under facility lease obligation	52,361	—
Construction in process under facility lease obligation	—	52,617
Construction in process	5,673	89,454

	200,553	187,153
Accumulated depreciation and amortization	(28,451)	(29,938)

	$172,102	$157,215

The increase in leasehold improvements and the decrease in construction in process reflect the completion of the manufacturing facility in Hayward, California for non patient-specific GVAX® cancer vaccines, which was placed in service during 2003. The increase in leasehold improvements under capital lease and the decrease in construction in process under capital lease reflect the completion of the corporate headquarters facility in South San Francisco, California, which the Company moved to in March 2003. In connection with this move, the Company retired approximately $14.3 million of leasehold improvements and other assets related to the former corporate headquarters in Foster City, California, and approximately $13.6 of related accumulated depreciation.

7. Leases and Debt

Operating leases

The Company leases certain of its facilities and equipment under non-cancelable operating leases. These leases, including the Hayward, Foster City, San Diego and Memphis facility leases, expire at various dates through 2017 and some contain options for renewal. Ceregene, the Company’s majority-owned subsidiary

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

focused on gene therapies for neurodegenerative disorders, also maintains a facility operating lease. Rent expense under operating leases was $9.1 million in 2003, $9.6 million in 2002 and $7.9 million in 2001.

In 2002, the Company recorded approximately $6.2 million of general and administrative expense for estimated lease exit costs associated with the move of its corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. Based upon updated estimates of the rental market for comparable laboratory and office space, the Company subsequently revised its estimate of accrued lease exit costs and recorded an additional $5.3 million of general and administrative expense in 2003. Accrued lease exit costs will continue to be revised as necessary and could increase by as much as an additional $1.6 million based on the Company’s ability to sublease the facilities and as market conditions change. The Company will actively pursue subleasing of its former headquarter facilities in Foster City, California, until these leases expire in January 2006.

Debt financing

(i.) Debt financing secured by cash. In December 2001, the Company completed a $60.0 million asset-backed debt financing in connection with the construction of the Company’s manufacturing facility in Hayward, California. The financing obligation is secured by liquid financial instruments, including cash and marketable securities, which are classified as restricted cash and investments on the consolidated balance sheet. Under the terms of the obligation, the Company is required to meet various financial reporting covenants with which it was in compliance at December 31, 2003.

In April 2003, the Company amended the terms of this debt financing. Under the amendment, the quarterly principal payments have been replaced with a single payment in 2008, and the interest rate was reduced from LIBOR (London Interbank Offering Rate) plus 0.750 percent to LIBOR plus 0.625 percent. As a result of this amendment, the Company classified its short-term obligation under the original asset-backed debt financing as a noncurrent debt-financing obligation on its consolidated balance sheet.

(ii.) Term loan. On September 30, 2003, the Company borrowed $35.0 million from Silicon Valley Bank under a five-year term loan agreement. The loan bears interest at a rate of 6.73 percent, which rate is subject to upward adjustment upon certain events or defaults. The Company is required to make monthly interest only payments for the first year, followed by monthly principal and interest payments of $521,000, based on an 84-month amortization schedule, for the next 47 months. A final loan payment of approximately $17.8 million is due in September 2008. The loan is secured by certain of the Company’s assets excluding the Company’s intellectual property assets, deposits in certain investment accounts and the Company’s holdings of Abgenix, Inc. common stock. Under the terms of the loan the Company is required to meet various financial covenants, with which it was in compliance at December 31, 2003. The proceeds of the loan are not reported as restricted cash and investments on the consolidated balance sheet. The carrying value of the debt approximates its fair value as of December 31, 2003.

(iii.) Facility lease obligation. During 2002, the Company amended the lease for its headquarters facility in South San Francisco, California to fund the costs of certain structural components of the facility. As a result of this lease amendment, the Company is required to account for the lease as a capital lease obligation. At December 31, 2003, the Company had approximately $52.3 million of facility lease obligations and $52.4 million of related leasehold improvement assets.

(iv.) Capital leases. Ceregene, the Company’s majority-owned subsidiary focused on gene therapies for neurodegenerative disorders, maintains a capital lease facility to fund the acquisition of personal property and equipment.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under non-cancelable operating leases, facility lease obligation and debt financings at December 31, 2003 were as follows (in thousands):

	Operating Leases *	Facility Lease Obligation	Debt Financing
Years ending December 31:
2004	$11,065	$5,880	$4,470
2005	11,455	6,087	7,642
2006	5,020	6,300	7,496
2007	2,371	6,520	7,355
2008	2,364	6,748	82,507
2009 and beyond.	22,462	74,021	—

Total minimum payments	$54,737	105,556	109,470

Less: Amount representing interest and executory costs		(53,242)	(13,674)

Present value of future debt payments		52,314	95,796
Less: Current portion of future payments.		(515)	(961)

Noncurrent portion of future payments		$51,799	$94,835

*	Total operating lease commitments include rent payments for the Foster City location of $12.9 million, of which $9.5 million was accrued at December 31, 2003 as part of the estimated facility exit costs associated with the move to the South San Francisco, California headquarters building in March 2003. Accrued lease exit costs will continue to be revised as necessary and could increase by as much as an additional $1.6 million based on our ability to sublease the facilities and as market conditions change. The Company expects to receive $1.8 million in aggregate future rentals under a related existing sublease through January 2006.

8. Redeemable Convertible Preferred Stock

On November 14, 1997, the Company completed a private placement of 2,000 shares of Series B redeemable convertible preferred stock for aggregate proceeds of $20.0 million. Each Series B preferred share was convertible, at the option of the holder, into shares of common stock of the Company based upon a conversion price of $11.02 per share or, if lower, 100 percent of the average of specified trading prices during the 10 trading days preceding a conversion. As of November 2002, all shares of Series B preferred under this placement had been converted into common stock of Cell Genesys.

Investors in Cell Genesys’ preferred stock in 1997 were initially granted a call option, triggered upon certain conditions, to purchase up to an additional $10.0 million of Series B preferred stock. In January 2000, the Company received approximately $8.8 million from the issuance of 875 new Series B redeemable convertible preferred shares following the exercise of such call options for these shares. The call option right was triggered by the rise of Cell Genesys’ stock price. Following the issuance of the new preferred shares, no further call options remained outstanding.

The number of shares of common stock issuable upon conversion of the shares of Series B preferred stock issued in January 2000 is determined by dividing the market value of the shares to be converted by the lower of a fixed conversion price of $14.53 per share (subject to antidilution provisions), or the average of certain trading prices during the 10 trading days preceding such date of conversion. In 2002, 210 shares of the Series B preferred

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock were converted into 216,961 shares of the Company’s common stock at the then-effective average conversion price of $10.895 per share. In 2003, 439 shares of the Series B preferred stock were converted into 567,026 shares of the Company’s common stock at the then-effective average conversion price of $9.51 per share.

As of December 31, 2003, 226 shares of the Series B preferred stock remained outstanding by three holders of record and were convertible into 212,961 shares of the Company’s common stock. As of December 31, 2003, the carrying value of the outstanding Series B preferred stock was approximately $2.7 million. The number of shares of common stock issuable upon conversion of the Series B preferred stock, and therefore the dilution of existing investors, would increase as a result of either an event triggering the antidilution rights of the Series B preferred stock or a decline in the market price of the Company’s common stock immediately prior to conversion of the Series B preferred stock. In the event the holders of the remaining outstanding Series B preferred stock do not elect to convert their shares prior to January 18, 2005, the shares will automatically convert into common stock on that date.

The Series B preferred stock bears a dividend of 5 percent, payable in kind upon conversion. If Cell Genesys enters into a “major transaction” or affects a “triggering event” as defined in the private placement agreement, the stock may be redeemed at the option of the holders. Examples of such transactions or events would include a change in control of Cell Genesys or delisting of Cell Genesys stock. The Series B preferred stock is non-voting. No established public trading market exists for the Series B preferred stock.

9. Stockholders’ Equity

Stock Option Plans

Under the Cell Genesys 1998 Incentive Stock Option Plan (“the 1998 Plan”), 3,760,000 shares of common stock were authorized for issuance as of December 31, 2003. The 1998 Plan provides for the issuance of common stock and granting of options for common stock to employees, officers and consultants of the Company. Cell Genesys generally grants options to purchase shares of common stock for issuance under the 1998 Plan at no less than the fair market value of the stock as of the date of grant. Options granted under the 1998 Plan have a maximum term of 10 years and generally vest over four years at the rate of 25 percent one year from the grant date and 1/48 monthly thereafter. Cell Genesys previously sponsored the 1989 Incentive Stock Option Plan, which was retired in 1999, and the 1992 Incentive Stock Option Plan, which was retired in 2002. As of December 31, 2003, there were 2,587,453, 855,318 and 50,250 options outstanding under the 1998, 1989 and 1992 Incentive Stock Option Plans, respectively, and 874,392 options available for grant under the 1998 Incentive Stock Option Plan.

Under the Company’s 2001 Non-Statutory Option Plan (“the 2001 Plan”), 5,000,000 shares of common stock have been authorized for issuance as of December 31, 2003. The 2001 Plan provides for the issuance of common stock and granting of options for common stock to employees (excluding executive officers) and consultants of the Company. The Company generally grants options to purchase shares of common stock for issuance under the 2001 Plan at no less than the fair market value of the stock as of the date of grant. Options granted under the 2001 Plan have a maximum term of 10 years and generally vest over four years at the rate of 25 percent one year from the grant date and 1/48 monthly thereafter. As of December 31, 2003, there were 2,977,375 options outstanding and 1,985,108 options available for grant under the 2001 Plan.

Under the Company’s 2001 Non-Employee Directors Stock Option Plan (“the Directors Plan”), 300,000 shares of common stock have been authorized for issuance as of December 31, 2003. The Directors Plan provides for the issuance of common stock and granting of options for common stock to non-employee directors of the

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company. The Company grants options to purchase common stock for issuance under the Directors Plan at no less than the fair market value of the stock as of the date of grant. Options granted under the Directors Plan have a maximum term of 10 years. Each non-employee director is automatically granted an option to purchase 30,000 shares upon initial appointment or election to the Board and an option to purchase 7,500 shares each year thereafter. Stock options granted upon appointment or election to the Board vest at the rate of 25 percent annually on each anniversary of the date of grant. Subsequent grants for continued service on the Board vest fully on the date of grant. As of December 31, 2003, there were 165,000 options outstanding and 135,000 options available for grant under the Directors Plan.

The following table summarizes information about the plans (share numbers in thousands):

		Outstanding Stock Options
	Shares Available	Number of Shares	Weighted Average Exercise Price
Balances, December 31, 2000	5,599	3,308	$10.30
Authorized	2,300	—	—
Granted	(1,834)	1,834	$18.95
Exercised	—	(415)	$5.13
Expired	(178)	—	—
Forfeited	281	(281)	$17.23

Balances, December 31, 2001	6,168	4,446	$13.91
Authorized	3,000	—	—
Granted	(1,807)	1,807	$14.14
Exercised	—	(83)	$5.16
Expired	(4,273)	—	—
Forfeited	408	(408)	$18.09

Balances, December 31, 2002	3,496	5,762	$13.82
Authorized	500	—	—
Granted	(1,674)	1,674	$9.85
Exercised	—	(97)	$7.41
Expired	(31)	—	—
Forfeited	704	(704)	$16.70

Balances, December 31, 2003	2,995	6,635	$12.62

Exercisable at December 31, 2003		4,056	$12.22

Exercisable at December 31, 2002		3,114	$11.66

Exercisable at December 31, 2001		2,197	$9.48

Weighted average fair value of options granted during 2003			$5.66
Weighted average fair value of options granted during 2002			$8.21
Weighted average fair value of options granted during 2001			$14.26

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$3.50- 7.50	1,389	4.3 years	$5.45	1,381	$5.44
$7.79- 9.50	1,490	8.2 years	$9.09	724	$9.05
$9.95-15.42	1,948	8.6 years	$13.36	697	$13.98
$15.82-20.50	1,407	7.4 years	$18.35	958	$18.48
$21.31-42.63	401	7.1 years	$26.83	296	$27.38

	6,635			4,056

Employee Stock Purchase Plans

The 2002 Employee Stock Purchase Plan (“the Purchase Plan”) was approved by stockholders in June 2002. The Purchase Plan allows eligible employees to purchase common stock at 85 percent of its fair value at certain specified dates. Employee contributions are limited to 10 percent of compensation or $25,000, whichever is less. As of December 31, 2003, a total of 300,000 shares of common stock have been authorized for issuance under the Purchase Plan. The Purchase Plan also allows for annual increases in the number of shares authorized for issuance under the Purchase Plan to be added on the first day of each of the Company’s fiscal years beginning in 2003, equal to the lesser amount of (a) 100,000 shares, (b)  1/2 percent of the outstanding additional shares on such date, or (c) an amount determined by the Board of Directors. Pursuant to this annual provision, 100,000 shares were authorized for issuance effective January 1, 2004. The first purchase under the Purchase Plan occurred on February 3, 2003. As of December 31, 2003, 125,815 shares have been issued pursuant to the Purchase Plan.

The 1992 Employee Stock Purchase Plan (“1992 Plan”) expired in 2002. A total of 650,000 shares of common stock had been authorized for issuance under the 1992 Plan. As of December 31, 2002, 620,411 shares had been issued pursuant to the 1992 Plan and 29,589 shares expired.

Pro forma information

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for options granted under its employee stock option plans and the Purchase Plan under the fair value method of SFAS 123 (see Note 1 of Notes to Consolidated Financial Statements). The fair value of the applicable options and shares was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001, 2002 and 2003, respectively: risk-free interest rates of 4.08 percent, 1.70 percent and 1.53 percent; no dividend yields; volatility factors of the expected market price of the Company’s common stock of 1.0, 0.79 and 0.76, respectively; and an expected life of the option of 4.7, 3.9 and 3.9 years, respectively, under the stock option plan and 0.5 years for shares issued under the Purchase Plan.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stockholder Rights Plan

In July 1995, the Board of Directors approved a stockholder rights plan under which stockholders of record on August 21, 1995 received one preferred share purchase right for each outstanding share of the Company’s common stock. In July 2000, the Company made certain technical changes to amend the plan and extend the life of the plan until 2010. The rights are exercisable only if an acquirer purchases 15 percent or more of the Company’s common stock or announces a tender offer for 15 percent or more of the Company’s common stock. Upon exercise, holders other than the acquirer may purchase Cell Genesys stock at a discount. The Board of Directors may terminate the rights plan at any time or under certain circumstances redeem the rights.

Common shares reserved for future issuance

At December 31, 2003, the Company had reserved shares of common stock for potential future issuance as follows: 2,879,176 upon conversion of Series B preferred stock and 9,804,081 for exercises under the Company’s stock option plans and stock purchase plan.

Non-employee stock-based compensation

In 2003 and 2002, Cell Genesys recorded $81,000 and $238,000, respectively, for non-employee stock-based compensation for grants of stock options to consultants. These amounts were based upon the fair value of the vested portion of the grants. Additional compensation will be recorded in future periods for the remaining unvested portion of the grants.

10. Income Taxes

The Company’s benefit for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$3,726	$10,286	$4,262
State	—	—	—

	3,726	10,286	4,262

Deferred:
Federal	20,906	8,350	1,250
State	—	—	—

	20,906	8,350	1,250

Benefit for income taxes	$24,632	$18,636	$5,512

The tax benefit recorded in 2003 primarily relates to net operating losses that the Company has concluded are realizable based on the Company’s estimate of future taxable income, including future taxable income that may result from sales of its Abgenix common stock. The tax benefits recorded in 2002 and 2001 primarily related to the Company’s ability to carry-back 2002 and 2001 net operating losses to the 2000 tax year.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s recorded income tax benefit to the U.S. statutory rate follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Tax benefit at U.S. statutory rate of 35%	$28,363	$15,832	$11,965
Change in valuation allowance	(11,826)	(1,594)	73
Research and development tax credits	4,396	4,350	—
In-process research and development	—	74	(6,315)
Prior year items	3,726	—	—
Other	(27)	(26)	(211)

Benefit for income taxes	$24,632	$18,636	$5,512

As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $155.7 million, which will expire on various dates between 2007 and 2023, if not utilized. As of December 31, 2003, the Company had federal R&D tax credits of $10.8 million, which will expire on various dates between 2018 and 2021. As of December 31, 2003, the Company had net operating loss carryforwards for California state income tax purposes of $59.1 million, which will expire on various dates between 2004 and 2013. As of December 31, 2003, the Company had California state R&D tax credits of $10.5 million, which do not expire. Utilization of the net operating loss and credit carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. Prior year items relate to changes in estimates to the net operating loss carrybacks to the 2000 year tax returns that were filed during 2003.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$57,464	$23,449
Research credit carryforwards	17,675	4,850
Capitalized research and development	2,526	2,310
Other accruals and reserves	4,617	5,910

Net deferred tax assets	82,282	36,519
Valuation allowance	(48,035)	(23,170)

	34,247	13,349

Deferred tax liabilities:
Unrealized gain on investments, including Abgenix Inc	(34,247)	(23,147)

Net deferred tax liability	$—	$(9,798)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance increased by $24.9 million and $9.2 million in 2003 and 2002, respectively, and decreased by $9.3 million in 2001.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. 401(k) Plan

Cell Genesys sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full time employees (“the Cell Genesys 401K Plan”). Participating employees may contribute up to the annual Internal Revenue Service contribution limit. The Cell Genesys 401K Plan also provides for employer matching contributions up to an annual limit of $3,000. The Cell Genesys 401K Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by the employees and by Cell Genesys, and income earned on the contributions, are not taxable to employees until withdrawn from the plan. Contributions by Cell Genesys are tax deductible by Cell Genesys when made. At the discretion of each participant, the assets of the Cell Genesys 401K Plan are invested in any of twelve different investment options.

The employer matching contribution is invested in the same investment options selected by the employee for their individual contributions. The employer matching contributions vest ratably over three years. The Company contributed $843,000, $777,000 and $625,000 in employer matching contributions in 2003, 2002 and 2001, respectively.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Selected Quarterly Financial Information (Unaudited)

	Quarter Ended
Quarterly Results of Operations	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
(Unaudited)	(in thousands, except per share amounts)
Revenue(1)	$1,038	$13	$15,710	$1,367
Research and development	21,058	22,578	20,371	21,289
General and administrative(2)	5,041	6,930	6,439	7,570
Net loss(3)	(17,375)	(19,096)	(2,914)	(17,021)
Basic and diluted loss per common share	(0.47)	(0.51)	(0.07)	(0.43)

(1)	The quarter ended September 30, 2003 includes $14.1 million in connection with a terminated collaboration agreement with Japan Tobacco Inc.
(2)	The quarters ended June 30, September 30 and December 31, 2003 include facility exit costs of $1.6 million, $1.2 million and $2.5 million, respectively.
(3)	The quarters ended June 30, September 30 and December 31, 2003 include gains on sales of Abgenix, Inc. common stock of $7.3 million, $2.6 million and $2.7 million, respectively.

	Quarter Ended
Quarterly Results of Operations	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
(Unaudited)	(in thousands, except per share amounts)
Revenue(4)	$4,595	$31,102	$1,476	$1,968
Research and development	16,563	17,800	19,490	21,285
General and administrative(5)	3,658	4,348	3,370	9,321
Credit for purchased in-process technology	—	—	(186)	—
Net income (loss)(6)	(8,818)	6,481	(12,712)	(11,550)
Basic income (loss) per common share	(0.25)	0.18	(0.35)	(0.34)
Diluted income (loss) per common share	(0.25)	0.17	(0.35)	(0.34)

(4)	The quarter ended June 30, 2002 includes an upfront fee of $26.0 million related to the TKT license agreement.
(5)	The quarter ended December 31, 2002 includes facility exit costs of $6.2 million.
(6)	The quarter ended December 31, 2002 includes a gain on sale of Abgenix, Inc. common stock of $2.2 million.

Basic and diluted income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted income (loss) per share amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2003, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information required by this Item concerning our directors is incorporated by reference to our Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2003 fiscal year (the “2004 Proxy Statement”).

(b) The information required by this Item concerning our executive officers is set forth in the section entitled “Executive Officers” in Part I of this Form 10-K and is incorporated by reference into this section.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. This code of ethics, which is part of our Code of Business Conduct and Ethics that applies to all of our employees, is posted on our website and can be accessed from the following link: Cell Genesys Code of Business Conduct and Ethics—Corporate Governance.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2004 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item regarding security ownership of certain beneficial owners and management, as well as equity compensation plans, is incorporated by reference to the information set forth in the sections “Beneficial Owners and Management’s Ownership of Cell Genesys Stock” and “Equity Compensation Plan Information” in our 2004 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our 2004 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2004 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financial Statements

2. Index to Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

Not applicable.

(c) Exhibits

Number	Note	Description

2.1	(1)	Agreement and plan of merger and reorganization, dated as of January 12, 1997, among Cell Genesys, S Merger Corp. and Somatix Therapy Corporation.

2.2	(2)	Asset Purchase Agreement dated January 8, 2001 between Cell Genesys and Chiron Corporation, pursuant to which Cell Genesys purchased operating assets of Chiron Corporation’s gene therapy operations.

2.3	(3)	Series A Preferred Stock Purchase Agreement dated January 10, 2001, pursuant to which Cell Genesys purchased shares of Series A Preferred Stock of Ceregene, Inc.

2.4	(4)	Agreement and Plan of Reorganization dated as of August 1, 2001 by and among Cell Genesys, Satellite Acquisition Corporation, Calydon, Inc., Kenneth Socha as shareholder representative (with respect to Articles VII and IX only) and Chase Manhattan Bank and Trust Company, N.A., as escrow agent.

3.1	(5)	Restated Certificate of Incorporation.

3.2	(5)	Certificate of Amendment to Restated Certificate of Incorporation.

3.3	(5)	Certificate of Designation of Series A Participating Preferred Stock.

3.4	(5)	Certificate of Amendment to Certificate of Designation of Series A Participating Preferred Stock.

3.5	(5)	Certificate of Designation of Series B Redeemable Convertible Preferred Stock.

3.6		Bylaws.

4.1	(6)	Amended and Restated Preferred Shares Rights Agreement, dated as of July 26, 2000 between Cell Genesys and Fleet National Bank.

Number	Note	Description

10.1†	(7)	Form of Indemnification Agreement for Directors and Officers.

10.2†	(8)	Amended 1989 Incentive Stock Plan.

10.3†	(8)	Amended 1992 Employee Stock Purchase Plan.

10.4	(7)	Representative Preferred Stock Purchase Agreement.

10.5	(9)	Fourth Amended and Restated Stockholder Rights Agreement.

10.6	(7)	License Agreement dated August 13, 1990 between Cell Genesys and the University of North Carolina at Chapel Hill.

10.8	(10)	License Agreement dated June 28, 1991 between Cell Genesys and the University of Utah Research Foundation.

10.9†	(11)	Amended Employment Agreement with Stephen A. Sherwin, M.D.

10.10	(11)	Research and Development Leases dated November 1, 1994 between Cell Genesys and Vintage Park Associates and Addendums thereto.

10.11*	(12)	Amendment No. 1 dated June 7, 1996 to Vintage Park Research and Development Lease.

10.12†	(13)	Amended 1998 Incentive Stock Plan.

10.13	(14)	Research and Development Leases Amendment dated February 12, 2001 between Cell Genesys and Vintage Park Associates.

10.14	(15)	Research and Development Leases between Cell Genesys and Drawbridge/Forbes LLC, dated March 3, 2001.

10.15	(16)	Lease Agreement dated June 21, 2001, between Alexandria Real Estate Equities, Inc., and Cell Genesys for property located at 11055 Roselle Street in San Diego, California.

10.16	(17)	Lease Agreement dated June 21, 2001, between Alexandria Real Estate Equities, Inc., and Cell Genesys for property located at 11075 Roselle Street in San Diego, California.

10.17*	(18)	Amended and Restated GVAX® Agreement by and between Japan Tobacco Inc. and Cell Genesys dated November 26, 2001.

10.18	(18)	Credit Agreement between Cell Genesys and Fleet National Bank dated as of December 27, 2001.

10.19	(18)	Industrial Lease Agreement dated February 1, 2002, between Shelby Drive Corporation, and Cell Genesys for property located at 4600 Shelby Drive, Suite 108, Memphis, Tennessee.

10.20	(18)	Lease Agreement dated January 7, 2002, between F & S Hayward, LLC, and Cell Genesys for property located at the Adjacent Park of Bridgeview Tech Park of 24570 Clawiter Road, Hayward, California.

10.21*	(19)	License Agreement dated June 7, 2002 between Transkaryotic Therapies, Inc. and Cell Genesys, Inc.

10.22†	(20)	2002 Employee Stock Purchase Plan.

10.23†	(20)	2001 Nonstatutory Stock Option Plan.

10.24†	(21)	Change of Control Severance Agreement.

10.25	(22)	Amendment No. 2 dated June 12, 2003 to the Credit Agreement between Cell Genesys and Fleet National Bank.

Number	Note	Description

10.26†	(23)	Amended and Restated 1998 Incentive Stock Plan.

10.27#	(24)	Patent Assignment and License Agreement dated July 23, 2003 between Cell Genesys, Novartis AG and Genetic Therapy Inc.

10.28#	(25)	Product Development and Option Agreement dated July 23, 2003 between Cell Genesys and Novartis Pharma AG.

10.29	(26)	Standstill and Registration Rights Agreement dated July 23, 2003 between Cell Genesys, Novartis AG and Genetic Therapy, Inc.

10.30	(27)	Loan and Security Agreement dated September 29, 2003 between Cell Genesys, Inc. and Silicon Valley Bank.

12.1		Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

23.1		Consent of Ernst & Young LLP, Independent Auditors.

31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed).

*	Confidential treatment has been granted with respect to specific portions of this exhibit.
†	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
#	Confidential treatment has been requested with respect to specific portions of this exhibit.
(1)	Incorporated by reference to Exhibit 2.1 filed with the Company’s Form 8-K dated January 12, 1997.
(2)	Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(3)	Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(5)	Incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-3/A (Reg. No. 333-102122) filed with the SEC on January 30, 2003.
(6)	Incorporated by reference to the Company’s Form 8-A12G/A dated July 28, 2000.
(7)	Incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (Reg. No. 33-46452) as amended.
(8)	Incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(9)	Incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(10)	Incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
(11)	Incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.
(12)	Incorporated by reference to Exhibit 10.40 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(13)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement Form S-8 filed July 31, 2000.

(14)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(15)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(16)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(17)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(18)	Incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(19)	Incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002 (filed July 30, 2003).
(20)	Incorporated by reference to Exhibit 4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on July 2, 2002.
(21)	Incorporated by reference to Exhibit 10.26 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(22)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(23)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(24)	Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(25)	Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(26)	Incorporated by reference to Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(27)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of March 2004.

CELL GENESYS, INC.

By:	/s/ MATTHEW J. PFEFFER

Matthew J. Pfeffer Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN A. SHERWIN, M.D. Stephen A. Sherwin, M.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 4, 2004

/s/ MATTHEW J. PFEFFER Matthew J. Pfeffer	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2004

/s/ DAVID W. CARTER David W. Carter	Director	March 4, 2004

/s/ NANCY M. CROWELL Nancy M. Crowell	Director	March 4, 2004

/s/ JAMES M. GOWER James M. Gower	Director	March 4, 2004

/s/ JOHN T. POTTS, JR., M.D. John T. Potts, Jr., M.D.	Director	March 4, 2004

/s/ THOMAS E. SHENK, PH.D. Thomas E. Shenk, Ph.D.	Director	March 4, 2004

/s/ EUGENE L. STEP Eugene L. Step	Director	March 4, 2004

/s/ INDER M. VERMA, PH.D. Inder M. Verma, Ph.D.	Director	March 4, 2004

/s/ DENNIS L. WINGER Dennis L. Winger	Director	March 4, 2004