Form 10-Q
period 2004-03-31
CELL GENESYS INC
filed 2004-05-06
CIK 865231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

As of April 23, 2004, the number of outstanding shares of the Registrant’s Common Stock was 44,664,144.

CELL GENESYS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

Cell Genesys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$19,370	$9,867
Short-term investments	111,252	87,062
Current portion of restricted cash and investments	3,744	3,359
Investment in Abgenix, Inc. common stock	93,829	91,936
Prepaid expenses and other current assets	1,445	1,173

Total current assets	229,640	193,397
Restricted cash and investments	60,000	60,000
Property and equipment, net	169,777	172,102
Noncurrent deferred tax assets	34,428	34,247
Deposits and other assets	685	756

	$494,530	$460,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,899	$2,567
Accrued compensation and benefits	2,617	4,106
Deferred revenue	6,415	7,877
Accrued facility exit costs	8,582	9,459
Other accrued liabilities	4,348	4,610
Deferred tax liabilities	34,962	34,247
Current portion of debt financings	1,956	961
Current portion of facility lease obligation	580	515

Total current liabilities	61,359	64,342
Noncurrent income tax liabilities	29,954	29,954
Noncurrent portion of debt financings	93,762	94,835
Noncurrent portion of facility lease obligation	51,623	51,799
Commitments
Redeemable convertible preferred stock	2,706	2,706
Stockholders’ equity:
Common stock	45	40
Additional paid-in capital	370,119	312,017
Accumulated other comprehensive income	52,443	51,371
Accumulated deficit	(167,481)	(146,562)

Total stockholders’ equity	255,126	216,866

	$494,530	$460,502

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2004	2003
	(In thousands, except per share data)
Revenue	$2,584	$1,038
Operating expenses:
Research and development	22,644	21,058
General and administrative	5,549	5,041

Total operating expenses	28,193	26,099

Loss from operations	(25,609)	(25,061)
Gain on sale of Abgenix, Inc. common stock	5,506	—
Interest and other income	1,241	1,931
Interest expense	(2,238)	(299)

Loss before income taxes	(21,100)	(23,429)
Income tax benefit	181	6,054

Net loss	$(20,919)	$(17,375)

Basic and diluted net loss per common share	$(0.52)	$(0.47)

Weighted average shares of common stock outstanding—basic and diluted	40,271	36,926

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(20,919)	$(17,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,156	1,986
Gain on sale of Abgenix, Inc. common stock	(5,506)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(222)	(14,852)
Receivable from Transkaryotic Therapies, Inc	—	15,000
Noncurrent deferred tax assets	(181)	—
Accounts payable	(668)	(1,281)
Accrued compensation and benefits	(1,489)	(1,105)
Deferred revenue	(1,462)	—
Accrued facility exit costs	(877)	—
Other accrued liabilities	(262)	(362)
Noncurrent income tax liabilities	—	9,046

Net cash used in operating activities	(27,430)	(8,943)

Cash flows from investing activities:
Purchases of short-term investments	(165,332)	(55,679)
Maturities of short-term investments	5,250	1,350
Sales of short-term investments	135,031	56,490
Capital expenditures	(1,810)	(12,228)
Proceeds from sale of Abgenix, Inc. common stock	5,876	—

Net cash used in investing activities	(20,985)	(10,067)

Cash flows from financing activities:
Proceeds from issuances of common stock	58,107	537
Payments under facility lease obligation	(111)	—
Payments under debt financings	(78)	(76)

Net cash provided by financing activities	57,918	461

Net increase (decrease) in cash and cash equivalents	9,503	(18,549)
Cash and cash equivalents at the beginning of the period	9,867	39,072

Cash and cash equivalents at the end of the period	$19,370	$20,523

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2003.

2. Stock-Based Compensation

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

The following table illustrates, pursuant to SFAS 123 and as amended by SFAS No. 148, the effect on net loss and related net loss per common share had compensation costs for stock-based employee compensation plans been determined based upon the fair value method prescribed under SFAS 123:

	Three months ended March 31,
	2004	2003
	(In thousands, except per share data)

Net loss, as reported	$(20,919)	$(17,375)
Deduct:
Stock-based compensation expense determined under SFAS 123	(3,288)	(3,232)

Pro forma net loss	$(24,207)	$(20,607)

Basic and diluted net loss per common share, as reported	$(0.52)	$(0.47)
Basic and diluted pro forma net loss per common share	$(0.60)	$(0.56)

3. Net Loss Per Share

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

4. Comprehensive Income (Loss)

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

	Three months ended March 31,
	2004	2003
	(In thousands)
Net loss	$(20,919)	$(17,375)
Other comprehensive income (loss):
Increase (decrease) in unrealized gain on investments, net of tax	4,903	7,035
Less: reclassification adjustment for gains recognized in net loss, net of tax	(3,831)	(493)

Comprehensive loss	$(19,847)	$(10,833)

5. Accrued Facility Exit Costs

As of December 31, 2003, the Company had accrued facility exit costs of $9.5 million associated with the move of its corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. Based upon updated estimates of the rental market for comparable laboratory and office space, which were available in March 2004, the Company subsequently revised its estimate of accrued facility exit costs and recorded an additional $1.1 million of general and administrative expense during the three months ended March 31, 2004. The Company did not accrue any facility exit costs during the three months ended March 31, 2003. Accrued facility exit costs will continue to be revised as necessary and could increase by as much as an additional $1.0 million based on the Company’s ability to sublease the facilities and as market conditions change. The Company will actively pursue subleasing of its former headquarter facilities in Foster City, California, until these leases expire in January 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks that may affect us under “Other Factors Affecting Future Operations” below. We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003 and in other documents filed by us from time to time with the Securities and Exchange Commission.

Overview

We are a biotechnology company focused on the research, development and commercialization of biological therapies for cancer. We are currently developing cell-based cancer vaccines, oncolytic virus therapies and antiangiogenesis therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been genetically modified during product development to impart disease-fighting characteristics that are not found in conventional therapeutic agents. As part of our GVAX® cancer vaccines program, we have completed Phase 2 clinical trials in prostate cancer and are in ongoing Phase 2 clinical trials in lung cancer, pancreatic cancer and leukemia and a Phase 1/2 clinical trial for multiple myeloma. We expect to initiate a Phase 3 clinical trial for GVAX® prostate cancer vaccine by the end of the second quarter of 2004. In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG, we are conducting a Phase 1/2 clinical trial of CG7870 in combination with radiation therapy in early-stage prostate cancer patients. We also have preclinical oncolytic virus therapy programs as well as preclinical antiangiogenesis therapy programs evaluating potential therapies for multiple types of cancer. Additionally, we have a majority-owned subsidiary, Ceregene, Inc., which is focused on gene therapies for neurological disorders, and we continue to hold approximately 7.0 million shares of common stock of our former subsidiary, Abgenix, Inc. (Nasdaq: ABGX), which is focused on the development and commercialization of antibody therapies.

First Quarter 2004 and Other Recent Highlights:

■

Completed a public offering of 4,250,000 shares of common stock along with an additional 637,500 shares of common stock pursuant to the exercise of the entire over-allotment option by the underwriters. The shares were priced at $12.50 per share resulting in gross proceeds to Cell Genesys of approximately $61.1 million.

■

Reported that GVAX® cancer vaccine and docetaxel chemotherapy exhibited synergistic antitumor activity when tested in a mouse tumor model. These preclinical studies provide support for our Phase 3 development program for our lead product, GVAX® prostate cancer vaccine, which includes two Phase 3 clinical trials, one of which will evaluate GVAX® prostate cancer vaccine in combination with docetaxel chemotherapy. These preclinical data were presented by Cell Genesys scientists at the American Association of Cancer Research (AACR) Meeting in Orlando, Florida in March 2004.

■

Announced the development of an oncolytic (cancer cell-killing) virus with the potential ability to target and kill over 85 percent of cancer types in preclinical studies. CG5757, a virus designed to replicate preferentially in and kill cancer cells, demonstrated statistically significant antitumor efficacy in mouse tumor models of lung and bladder cancer, reducing tumor growth rates by 81 and 88 percent, respectively. Cell Genesys scientists also presented these preclinical data at the AACR Meeting in Orlando, Florida in March 2004.

■

Announced the acceptance of three abstracts for presentation at the 2004 American Society of Clinical Oncology (ASCO) Annual Meeting, which will take place in New Orleans, Louisiana in June 2004. The three accepted abstracts pertain to clinical trials of GVAX® prostate cancer vaccine, GVAX® leukemia vaccine and CG7870 oncolytic virus therapy.

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, lease accounting and income taxes to be critical policies. There have been no material changes in our critical accounting policies from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 4, 2004.

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

Lease accounting

We record our obligations under facility operating lease agreements as rent expense. As of December 31, 2003, we had accrued facility exit costs of $9.5 million associated with the move of our corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. Based upon updated estimates of the rental market for comparable laboratory and office space, we subsequently revised our estimate of accrued facility exit costs and recorded an additional $1.1 million of general and administrative expense during the three months ended March 31, 2004. Accrued facility exit costs will continue to be revised as necessary and could increase by as much as an additional $1.0 million based on our ability to sublease the facilities and as market conditions change. We will actively pursue subleasing of our former headquarter facilities in Foster City, California, until these leases expire in 2006.

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

Results of Operations

Revenue

Revenues were $2.6 million for the three months ended March 31, 2004 compared to $1.0 million for the corresponding period in 2003, as shown in the following table (in thousands):

	Three months ended March 31,
	2004	2003
Novartis AG	$1,497	$—
Aventis	1,000	1,000
Other	87	38

	$2,584	$1,038

Revenues for the three months ended March 31, 2004 include $1.5 million from Novartis recognized in connection with our global alliance for the development and commercialization of oncolytic virus therapies, and $1.0 million in connection with our gene activation technology license agreement with Aventis for gene activated erythropoietin. Revenues for the three months ended March 31, 2003 also include $1.0 million pursuant to the Aventis license agreement.

Research and development expenses

Research and development expenses were $22.6 million for the three months ended March 31, 2004 compared to $21.1 million for the corresponding period in 2003. The increase in 2004 compared to 2003 is primarily attributed to our expanding clinical trials and other product development activities in both our GVAX® cancer vaccines and oncolytic virus therapy programs. We expect that our research and development expenditures and headcount will continue to increase in future years to support expanded, more advanced and more numerous clinical trials, additional manufacturing and office facilities and additional product development activities. The rate of increase depends on a number of factors, including progress in research and development and clinical trials. Additional information concerning our product candidates and their phases of development can be found in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 4, 2004.

General and administrative expenses

General and administrative expenses were $5.5 million for the three months ended March 31, 2004 compared to $5.0 million for the corresponding period in 2003. As of December 31, 2003, we had accrued facility exit costs of $9.5 million associated with the move of our corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. Based upon updated estimates of the rental market for comparable laboratory and office space, we subsequently revised our estimate of accrued facility exit costs and recorded an additional $1.1 million of general and administrative expense during the three months ended March 31, 2004. We did not accrue any facility exit costs during the three months ended March 31, 2003. In association with the physical move of our corporate headquarters to South San Francisco, California, we incurred nonrecurring facility startup expenses of approximately $0.5 million during the three months ended March 31, 2003. Future spending for general and administrative costs is expected to continue to increase in order to support our growing infrastructure needs, particularly in the areas of manufacturing and other facilities.

Gain on sale of Abgenix common stock

During the three months ended March 31, 2004 we recorded a gain of $5.5 million associated with the sale of 400,000 shares of Abgenix common stock. At March 31, 2004 we continued to hold approximately 7.0 million shares of Abgenix common stock, which had a fair market value of approximately $93.8 million as of that date. We did not sell any Abgenix common stock during the three months ended March 31, 2003.

Interest and other income

Interest and other income was $1.2 million for the three months ended March 31, 2004 compared to $1.9 million for the corresponding period in 2003. The decrease in 2004 compared to 2003 is attributed to lower average cash balances and lower interest rates. In March 2004, we redeployed a portion of our existing investment portfolio to invest more heavily in money market funds and U.S. government securities and to reduce the level of investment in corporate bonds and other instruments. The lower rates of return expected from the redeployment of our investment portfolio could adversely affect our future reported results.

Interest expense

Interest expense was $2.2 million for the three months ended March 31, 2004 compared to $0.3 million for the corresponding period in 2003. The increase in 2004 compared to 2003 is primarily attributed to interest expense from the capital lease obligation for our headquarters facility in South San Francisco, California, which we occupied in March 2003 and due to increased debt obligations, including a $35.0 million loan from Silicon Valley Bank which we borrowed on September 30, 2003. We capitalized interest expense of $0.3 million during the three months ended March 31, 2003 in connection with the construction of our manufacturing facility in Hayward, California. No interest expense was capitalized during the three months ended March 31, 2004.

Income taxes

We recorded a tax benefit of $0.2 million for the three months ended March 31, 2004 compared to $6.1 million for the corresponding period in 2003. These tax benefits relate to net operating losses that we have concluded are realizable based on our estimate of future taxable income, including future taxable income that may result from future sales of holdings of our Abgenix common stock, and thus our ability to carry-forward these losses to offset that potential future taxable income. The decrease in 2004 compared to 2003 is primarily attributed to limitations on future net operating loss carryforwards brought about by underlying fluctuations in the value of our Abgenix common stock. If our investment in Abgenix were to suffer a decline in value, we may be required to reverse tax benefits in future periods that were previously recorded.

Liquidity and Capital Resources

At March 31, 2004, we had approximately $194.4 million in cash, cash equivalents and short-term investments, of which $63.7 million is classified as restricted cash, primarily related to one of our outstanding debt financings. We have historically maintained our financial position through strategic management of our resources including our holdings in Abgenix common stock, the availability of debt financing and by relying on funding from various corporate collaborations and licensing agreements. At March 31, 2004 we continued to hold approximately 7.0 million shares of Abgenix common stock, which had a fair market value of approximately $93.8 million as of that date. Additionally, in February 2003, our shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which initially allowed us to offer up to $150.0 million of securities on short notice in one or more public offerings. We used this shelf registration in March 2004 to complete a public offering of 4,250,000 shares of our common stock along with an additional 637,500 shares of common stock pursuant to the exercise of the entire over-allotment option by the underwriters, resulting in gross proceeds of $61.1 million. Although up to $88.9 million may still be offered under the shelf registration, there can be no assurance that we will be able to issue any of the remaining securities under this shelf registration on acceptable terms, or at all.

Net cash used in operating activities was $27.4 million for the three months ended March 31, 2004 compared to $8.9 million for the corresponding period in 2003. This increase was due primarily to the receipt in the 2003 period of $15.0 million from a license agreement with Transkaryotic Therapies, Inc. Cash requirements for operating activities are expected to increase in future periods, due in part to costs related to the Phase 3 trials that we expect to initiate in 2004 and 2005. The timing of these cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish manufacturing and marketing capabilities for any products that we may develop.

Net cash used in investing activities was $21.0 million for the three months ended March 31, 2004 compared to $10.1 million for the corresponding period in 2003. Purchases and sales of short-term investments in the 2004 period were a result of the restructuring of our investment portfolio to move investments out of corporate debt securities and into U.S. government securities, as well as the investment of proceeds of our common stock offering in March 2004. Capital expenditures decreased to $1.8 million during the three months ended March 31, 2004 from $12.2 during the corresponding period in 2003. This decrease was a result of the completion of major manufacturing construction during 2003 and a return to a more usual baseline level of capital expenditures to fund replacements and improvements of existing facilities in 2004. Finally, investing activities in the 2004 period includes $5.9 million in proceeds from the sale of 400,000 shares of Abgenix common stock. We did not sell any Abgenix common stock during the three months ended March 31, 2003.

Net cash provided by financing activities was $57.9 million for the three months ended March 31, 2004 compared to $0.5 million for the corresponding period in 2003. In March 2004, we completed a public offering of 4,250,000 shares of our common stock along with an additional 637,500 shares of common stock pursuant to the exercise of the entire over-allotment option by the underwriters. The shares were priced at $12.50 per share resulting in gross proceeds of $61.1 million. We received net proceeds from this offering of $57.2 million. We did not enter into any significant financing activities during the three months ended March 31, 2003.

We have financed our operations primarily through the sale of equity securities, funding under collaborative arrangements, sales of Abgenix common stock and secured debt financing. During the three months ended March 31, 2004, we received $5.9 million in net proceeds from the sale of 400,000 shares of Abgenix common stock. We did not sell any Abgenix stock during the three months ended March 31, 2003. Our retained ownership of Abgenix common stock represents a material portion of our working capital. The common stock price of Abgenix has proven to be volatile, which has a direct impact on our liquidity and capital resources. To the extent that we continue to hold a substantial amount of these shares, our working capital position can be expected to continue to fluctuate in future periods. The value of our investment in Abgenix common stock was $93.8 million at March 31, 2004.

In July 2003, we received $28.5 million from Novartis in connection with a global alliance for the development and commercialization of oncolytic virus therapies, of which $18.2 million remained dedicated to the further development of these products at March 31, 2004. We expect to spend these remaining funds in 2004 and 2005.

We estimate that our cash to be used in operating activities during 2004 will be approximately $80.0 to $85.0 million. This estimated use of cash does not include capital expenditures or the cost of any potential acquisitions, nor does it reflect the potential offset by equity or debt financings. Our capital requirements depend on numerous factors, including: the progress of our research and development programs and our preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the extent of funding from collaborative partners; the acquisition of new products or technologies; and the cost and outcome of litigation, patent interference proceedings or other legal proceedings. Our ongoing development programs and any increase in the number and size of programs and trials will reduce our current cash resources and create further need to raise additional capital. Therefore, we will continue to consider financing alternatives, including potential equity and debt financings in addition to periodic sales of our holdings of Abgenix stock.

While we believe that our current liquidity position will be sufficient to meet our cash needs for at least the next year, we will need to raise substantial additional funds in order to complete our pending and planned trials over their multi-year course before we obtain product revenue, if any, from such products. Accordingly, we may entertain the possibility of raising additional capital to preserve our liquidity, depending on a number of conditions, including conditions in the capital markets. The sources of liquidity available to us include the sale of Abgenix common stock, payments from potential partners and/or licensees of our potential products and technologies, and private or public placement of Cell Genesys equity securities, warrants, debt securities or depositary shares. We regularly consider the conditions of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to us may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative consequence in order to reduce or minimize a more significant negative consequence to stockholders.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2003, including our consolidated financial statements and related notes.

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

Clinical trials are very costly and time-consuming, especially the typically larger Phase 3 trials which we expect to initiate during the next twelve months. We cannot exactly predict if and when our current clinical trials will be completed. We also cannot exactly predict when other planned clinical trials, including planned Phase 3 trials of our GVAX® cancer vaccines, will begin or be completed. Though we anticipate commencing our Phase 3 trial of GVAX® prostate cancer vaccine by the end of the second quarter of 2004, we cannot guarantee that we will be able to begin the Phase 3 trial within that timeframe. The anticipated Phase 3 trial of our GVAX® prostate cancer vaccine is our first Phase 3 trial. Many factors affect patient enrollment in clinical trials, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new therapies approved for the conditions that we are investigating. In addition to delays in patient enrollment, other unforeseen developments, including delays in obtaining regulatory approvals to commence a study, delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites, lack of effectiveness during clinical trials, unforeseen safety issues, uncertain dosing issues, inability to monitor patients adequately during or after treatment, our or our investigators’ failure to comply with FDA regulations governing clinical trials, and an inability or unwillingness of medical investigators to follow our clinical protocols, could prevent or delay completion of a clinical trial and increase its costs, which could also prevent or delay any eventual commercial sale of the therapy that is the subject of the trial. Each of our anticipated Phase 3 clinical trials of GVAX® prostate cancer vaccine will compare GVAX® vaccine to a taxane chemotherapy regimen, which is widely used to treat this patient group. However, there can be no assurance that this chemotherapy regimen will continue to be commonly used to treat these patients in the future. Third-party trials to evaluate taxane chemotherapy are currently underway. Should these or other trials demonstrate that another therapy or regimen is more effective than the taxane chemotherapy regimen to which we compare the GVAX® vaccine, we will need to modify our current Phase 3 clinical trial strategy for GVAX® prostate cancer vaccine or possibly conduct additional comparative clinical trials.

We have not been profitable in our operations (absent the gains on sales of Abgenix common stock and certain upfront or non-recurring license fees). We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.

We have incurred an accumulated deficit since our inception. At March 31, 2004, our accumulated deficit was $167.5 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. For the quarter ended March 31, 2004, we recorded a net loss of $20.9 million, which included $5.5 million in gains on sales of our Abgenix common stock. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of research and development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our new manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve profitability.

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

We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. As of March 31, 2004 we had approximately 300 patents issued or granted to us or available to us based on licensing arrangements and approximately 316 applications pending in our name or available to us based on licensing arrangements. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or whether it will be invalidated. Also, depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if our intellectual property infringes upon the rights of others.

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

Our stock price is influenced by the market price of Abgenix stock, which has been volatile.

Our retained ownership of Abgenix common stock represents a material portion of the total assets on our balance sheet. The common stock price of Abgenix has proven to be volatile. The value of our holdings of Abgenix common stock was $93.8 million at March 31, 2004 compared to $91.9 million at December 31, 2003. Movements in the price of Abgenix common stock, up or down, may exert corresponding influences on the market price of our stock.

Our stock price has fluctuated in the past and is likely to continue to be volatile in the future.

The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been volatile. Since January 1, 2001, our stock price has fluctuated between a high closing price of $24.80 on December 6, 2001 and a low closing price of $6.43 on March 18, 2003. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, may affect our stock price:

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

As of March 31, 2004, 226 shares of Series B redeemable convertible preferred stock, referred to as the Series B preferred, issued in January 2000 remained outstanding and were convertible into an aggregate of 245,421 shares of common stock as of that date. The holders of the Series B preferred may choose at any time to convert their shares into common stock. Conversion of the Series B preferred would result in issuance of additional shares of common stock, diluting existing common stockholders. The number of shares of common stock issuable upon conversion of the Series B preferred is determined by dividing the market value of the shares to be converted by the lower of:

•	a fixed conversion price of $14.53 per share (subject to antidilution provisions); or

•	the average of certain trading prices during the ten trading days preceding such date of conversion.

The market value of the Series B preferred is based on the outstanding carrying value from the original issuance plus the deemed dividend earned over the holding period. As of March 31, 2004, the aggregate market value for all outstanding Series B preferred was approximately $3.0 million. The number of shares of common stock issuable upon conversion of the Series B preferred, and therefore the dilution of existing common stockholders, could increase as a result of either an event triggering the antidilution rights of the Series B preferred or a decline in the market price of our common stock immediately prior to conversion of the Series B preferred. In the event the holders of the remaining outstanding Series B preferred do not convert their shares, the shares will automatically be converted on January 18, 2005 according to the formula described above.

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

Our non-controlling positions in Abgenix and, should we lose our controlling position, Ceregene, along with investments of our available cash resources in certain types of fixed-income securities, could be considered “investment securities” under the Investment Company Act of 1940 (Investment Company Act), raising a question of whether we are an investment company required to register and be regulated under the Investment Company Act. Regulation under the Investment Company Act, or a determination that we failed to register when required to do so, could materially and adversely affect our business. We believe that we are primarily engaged in the research, development and commercialization of biological cancer therapies and that any investment securities are ancillary to our primary business. Nevertheless, to address any uncertainty in this regard, we have redeployed a portion of our existing portfolio to invest more heavily in money market funds and U.S. government securities and to reduce the level of investment in corporate bonds and other instruments. In addition, over time we plan to reduce the level of our investment securities by periodic sales of our holdings in Abgenix. We may also be required to reduce the level of our investment in entities we may not control in the future (such as Ceregene) so as to reduce our holdings of investment securities. These dispositions may be effected under unfavorable market conditions. The lower rates of return expected from the redeployment of our investment portfolio, and any required dispositions of non-controlling investments, could adversely affect our future reported results.

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

We have not entered into any financial instruments that would give rise to foreign currency exchange risk or commodity pricing risk. We have exposure related to the value of the number of shares of Abgenix common stock we hold, which was approximately 7.0 million shares as of March 31, 2004. In March 2004, we redeployed a portion of our existing investment portfolio to invest more heavily in money market funds and U.S. government securities and to reduce the level of investment in corporate bonds and other instruments. We do not currently hold any derivative financial instruments nor have we entered into hedging transactions or activities.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, we have assumed that our available-for-sale securities, composed primarily of government securities and money market funds, are similar enough to aggregate those securities for presentation purposes. The average interest rate was calculated using the weighted average fixed rates under all these instruments with Wells Fargo Bank, Sterling Capital Management, JP Morgan, Fleet National Bank, General Electric Capital Corporation and Silicon Valley Bank.

Interest Rate Sensitivity

Principal Amount by Expected Maturity and Average Interest Rate

(Dollars in thousands)

As of March 31, 2004	2004	2005	2006	2007	2008 Thereafter	Total	Fair Value March 31, 2004
Total Investment Securities	$97,664	$42,628	$47,422	$—	$—	$187,714	$187,798
Average Interest Rate	1.04%	2.71%	2.33%	—	—	1.75%	—
Variable Interest Rate Debt Financing, including Current Portion	$—	$—	$—	$—	$60,000	$60,000	$60,000
Average Interest Rate(1)	—	—	—	—	1.75%	1.75%	—
Fixed Interest Rate Debt Financing, including Current Portion	$883	$4,323	$4,475	$4,639	$21,398	$35,718	$35,718
Average Interest Rate	6.86%	6.75%	6.73%	6.73%	6.73%	6.74%	—

As of December 31, 2003	2004	2005	2006	2007	2008 Thereafter	Total	Fair Value December 31, 2003
Total Investment Securities	$44,666	$72,232	$14,358	$1,950	$14,573	$147,779	$148,339
Average Interest Rate	1.53%	2.19%	2.64%	5.55%	1.35%	1.99%	—
Variable Interest Rate Debt Financing, including Current Portion	$—	$—	$—	$—	$60,000	$60,000	$60,000
Average Interest Rate(1)	—	—	—	—	1.80%	1.80%	—
Fixed Interest Rate Debt Financing, including Current Portion	$961	$4,323	$4,475	$4,639	$21,398	$35,796	$35,796
Average Interest Rate	6.86%	6.75%	6.73%	6.73%	6.73%	6.74%	—

(1) Interest rate based upon LIBOR rate index plus a spread of 0.625 percent, and can be reset on a quarterly or semi-annual basis.

Item 4.	DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIE S

On March 22, 2004, the Company completed an offering of 4,250,000 shares of its common stock, along with an additional 637,500 shares of common stock pursuant to the exercise of the entire over-allotment option by the underwriters, at a price of $12.50 per share. The offering provided net proceeds to the Company of approximately $57.2 million, which is net of underwriters’ discounts and commissions of approximately $3.4 million and estimated related legal, accounting, printing and other expenses totaling approximately $0.5 million. The offering was made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-102122) filed with the SEC on December 23, 2002, as amended January 30, 2003 and declared effective by the SEC on February 6, 2003, and the related prospectus supplement filed in final form with the SEC on March 16, 2004. The net proceeds from the offering will be used to fund clinical trials of the Company’s product candidates, to continue to advance the Company’s preclinical research programs and to fund general corporate purposes. In addition, the Company may use the net proceeds from the offering for a variety of other corporate uses, including in-licenses or acquisitions of complementary products, technologies or companies.

During the quarter ended March 31, 2004, the Company did not purchase any of its equity securities registered pursuant to Section 12 of the Exchange Act.

Item 6.	EXHIBITS AND REPORTS O N FORM 8-K

a)    Exhibits

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

b)    Reports on Form 8-K

On January 27, 2004 the Company filed a Form 8-K furnishing our press release announcing our financial results for the quarter and year ended December 31, 2003.

On March 17, 2004 the Company filed a Form 8-K announcing that we had entered into an Underwriting Agreement with J.P. Morgan Securities Inc., Lehman Brothers Inc., Needham & Company, Inc. and SG Cowen Securities Corporation relating to the offering and sale of 4,250,000 shares of our common stock.

On April 27, 2004 the Company filed a Form 8-K furnishing our press release announcing our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on May 6, 2004.

CELL GENESYS, INC.

By:	/s/ MATTHEW J. PFEFFER

Matthew J. Pfeffer Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Date: May 6, 2004