Form 10-Q
period 2004-06-30
CELL GENESYS INC
filed 2004-08-06
CIK 865231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

As of July 30, 2004, the number of outstanding shares of the Registrant’s Common Stock was 44,685,881.

CELL GENESYS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

Cell Genesys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$24,026	$9,867
Short-term investments	85,764	87,062
Current portion of restricted cash and investments	3,952	3,359
Investment in Abgenix, Inc. common stock	77,870	91,936
Prepaid expenses and other current assets	1,909	1,173

Total current assets	193,521	193,397
Restricted cash and investments	60,000	60,000
Property and equipment, net	165,962	172,102
Noncurrent deferred tax assets	28,917	34,247
Deposits and other assets	648	756

	$449,048	$460,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,634	$2,567
Accrued compensation and benefits	3,448	4,106
Deferred revenue	4,847	7,877
Accrued facility exit costs	8,587	9,459
Other accrued liabilities	4,419	4,610
Deferred tax liabilities	28,917	34,247
Current portion of debt financings	2,949	961
Current portion of facility lease obligation	647	515

Total current liabilities	55,448	64,342
Noncurrent income tax liabilities	29,954	29,954
Noncurrent portion of debt financings	92,690	94,835
Noncurrent portion of facility lease obligation	51,425	51,799
Commitments
Redeemable convertible preferred stock	2,706	2,706
Stockholders’ equity:
Common stock	45	40
Additional paid-in capital	370,286	312,017
Accumulated other comprehensive income	39,994	51,371
Accumulated deficit	(193,500)	(146,562)

Total stockholders’ equity	216,825	216,866

	$449,048	$460,502

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenue	$2,462	$13	$5,046	$1,051
Operating expenses:
Research and development	24,097	22,578	46,741	43,636
General and administrative	5,115	6,930	10,664	11,971

Total operating expenses	29,212	29,508	57,405	55,607

Loss from operations	(26,750)	(29,495)	(52,359)	(54,556)
Gain on sale of Abgenix, Inc. common stock	6,474	7,288	11,980	7,288
Interest and other income	309	1,350	1,550	3,281
Interest expense	(2,213)	(1,411)	(4,451)	(1,710)

Loss before income taxes	(22,180)	(22,268)	(43,280)	(45,697)
Income tax benefit (expense)	(3,839)	3,172	(3,658)	9,226

Net loss	$(26,019)	$(19,096)	$(46,938)	$(36,471)

Basic and diluted net loss per common share	$(0.58)	$(0.51)	$(1.11)	$(0.98)

Weighted average shares of common stock outstanding—basic and diluted	44,667	37,193	42,469	37,060

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(46,938)	$(36,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,390	4,995
(Gain) loss on disposal of property and equipment	(5)	544
Gain on sale of Abgenix, Inc. common stock	(11,980)	(7,288)
Non-employee stock-based compensation	105	81
Changes in assets and liabilities:
Prepaid expenses and other assets	(670)	(401)
Receivable from Transkaryotic Therapies, Inc	—	15,000
Noncurrent deferred tax assets	3,658	—
Accounts payable	(933)	536
Accrued compensation and benefits	(658)	(41)
Deferred revenue	(3,030)	—
Accrued facility exit costs	(872)	1,599
Other accrued liabilities	(191)	(2,528)
Noncurrent income tax liabilities	—	5,726

Net cash used in operating activities	(53,124)	(18,248)

Cash flows from investing activities:
Purchases of short-term investments	(176,752)	(91,768)
Maturities of short-term investments	5,250	1,350
Sales of short-term investments	170,498	111,374
Capital expenditures	(2,253)	(21,945)
Proceeds from disposal of property and equipment	50	—
Proceeds from sale of Abgenix, Inc. common stock	12,720	8,098

Net cash provided by investing activities	9,513	7,109

Cash flows from financing activities:
Proceeds from issuances of common stock	58,169	685
Proceeds from debt financings	—	237
Payments under facility lease obligation	(242)	—
Payments under debt financings	(157)	(19)

Net cash provided by financing activities	57,770	903

Net increase (decrease) in cash and cash equivalents	14,159	(10,236)
Cash and cash equivalents at the beginning of the period	9,867	39,072

Cash and cash equivalents at the end of the period	$24,026	$28,836

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The following table illustrates, pursuant to SFAS 123 and as amended by SFAS No. 148, the effect on net loss and related net loss per common share had compensation costs for stock-based employee compensation plans been determined based upon the fair value method prescribed under SFAS 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except share data)
Net loss, as reported	$(26,019)	$(19,096)	$(46,938)	$(36,471)
Deduct:
Stock-based compensation expense determined under SFAS 123	(3,287)	(3,562)	(6,520)	(6,794)

Pro forma net loss	$(29,306)	$(22,658)	$(53,458)	$(43,265)

Basic and diluted net loss per common share, as reported	$(0.58)	$(0.51)	$(1.11)	$(0.98)
Basic and diluted pro forma net loss per common share	$(0.66)	$(0.61)	$(1.26)	$(1.17)

3. Net Loss Per Share

Basic net loss per common share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share includes the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (stock options and redeemable convertible preferred stock) were anti-dilutive for all periods reported, they have been excluded from the computation of shares used in computing diluted net loss per common share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net loss	$(26,019)	$(19,096)	$(46,938)	$(36,471)
Other comprehensive income (loss):
Increase (decrease) in unrealized gain on investments, net of tax	(8,379)	9,199	(3,476)	16,234
Less: reclassification adjustment for gains recognized in net loss, net of tax	(4,070)	(4,728)	(7,901)	(5,221)

Comprehensive loss	$(38,468)	$(14,625)	$(58,315)	$(25,458)

5. Accrued Facility Exit Costs

As of December 31, 2003, the Company had accrued facility exit costs of $9.5 million associated with the move of its corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. Based upon updated estimates of the rental market for comparable laboratory and office space, the Company subsequently revised its estimate of accrued facility exit costs and recorded an additional $0.8 and $1.9 million of general and administrative expense during the three and six months ended June 30, 2004, respectively. The Company will actively pursue subleasing of its former headquarter facilities in Foster City, California, until these leases expire in January 2006.

6. Subsequent Event

On August 4, 2004, Ceregene, Inc. announced that it had completed the initial closing of a $32.0 million offering of its preferred stock. As a result of the initial closing, Ceregene is no longer a majority-owned subsidiary of the Company. In connection with the initial closing, the Company converted a portion of a bridge loan and other convertible debt into shares of Ceregene’s preferred stock. Upon completion of the financing, the Company will hold approximately 25% of Ceregene’s capital stock on a fully-diluted basis.

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

Overview

We are a biotechnology company focused on the research, development and commercialization of biological therapies for cancer. We are currently developing cell-based cancer vaccines, oncolytic virus therapies and antiangiogenesis therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been genetically modified during product development to impart disease-fighting characteristics that are not found in conventional therapeutic agents. As part of our GVAX® cancer vaccines program, we recently initiated a Phase 3 clinical trial of GVAX® prostate cancer vaccine and are in ongoing Phase 2 clinical trials in lung cancer, pancreatic cancer and leukemia and a Phase 1/2 clinical trial for multiple myeloma. In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG, we are conducting a Phase 1/2 clinical trial of CG7870 in combination with radiation therapy in early-stage prostate cancer patients. We also have preclinical oncolytic virus therapy programs as well as preclinical antiangiogenesis therapy programs evaluating potential therapies for multiple types of cancer. Additionally, after August 4, 2004 we have a minority interest in Ceregene, Inc., a privately held company which is focused on gene therapies for neurological disorders, and we continue to hold approximately 6.6 million shares of common stock of our former subsidiary, Abgenix, Inc. (Nasdaq: ABGX), which is focused on the development and commercialization of antibody therapies.

Second Quarter 2004 and Other Recent Highlights:

■

Announced that enrollment has been initiated for a multicenter Phase 3 clinical trial of GVAX® prostate cancer vaccine in patients with metastatic hormone-refractory prostate cancer. This trial, referred to as VITAL-1, is based on the promising findings from two previously conducted Phase 2 trials in over 100 patients with advanced prostate cancer. The trial will compare GVAX® prostate cancer vaccine to docetaxel (Taxotere®) chemotherapy and is expected to enroll approximately 600 patients at more than 50 medical centers across the United States. The primary endpoint of the trial is duration of survival. In May 2004 we received a Special Protocol Assessment (SPA) from the U.S. Food and Drug Administration (FDA) for this Phase 3 trial, which provided FDA confirmation that the trial design would adequately support a product registration application.

■

Announced that enrollment has been initiated for a multicenter Phase 2 clinical trial of GVAX® lung cancer vaccine in patients with advanced-stage bronchoalveolar carcinoma (BAC), one of the four principal subtypes of non small-cell lung cancer. This trial is being conducted and sponsored by the Southwest Oncology Group (SWOG), a cooperative clinical trials group of the National Cancer Institute. The trial is the second of two Phase 2 studies designed to expand on the encouraging results of an earlier Phase 1/2 trial of GVAX® lung cancer vaccine in advanced, heavily pretreated patients which among other findings suggested that BAC may be particularly responsive to the vaccine. Approximately 100 patients with BAC are expected to be enrolled in the new study at 15 to 20 medical centers across the United States.

■

Reported updated results at the recent American Society of Clinical Oncology (ASCO) meeting from a second multicenter Phase 2 trial of GVAX® prostate cancer vaccine. The study, which was designed to define the treatment regimen for Phase 3 development, enrolled 80 patients with advanced hormone-refractory prostate cancer with evidence of metastasis (spread) to the bone or other tissues. The new findings confirm the clinical activity and safety profile of the vaccine and demonstrate a clear dose response in the induction of prostate cancer-associated antibodies. The highest dose level evaluated, which produced the strongest immune response, was well tolerated and is being employed in our recently initiated Phase 3 trial.

■

Reported encouraging follow-up clinical data at the ASCO meeting from a Phase 2 trial of GVAX® cancer vaccine for acute myelogenous leukemia (AML). Fifty-four patients with newly diagnosed leukemia were enrolled on the trial and were treated with chemotherapy. Patients responding to chemotherapy subsequently received autologous bone marrow stem cell transplantation and GVAX® leukemia vaccine. The preliminary findings of this trial indicate that the vaccine therapy is well tolerated and may reduce residual leukemic cells that persist after chemotherapy as indicated by decreased levels of WT-1, a leukemia-associated genetic marker, which is detectable in over 95 percent of patients with active AML.

■

Reported final clinical data at the ASCO meeting from a Phase 1/2 clinical trial of CG7870 oncolytic (cancer cell-killing) virus therapy for prostate cancer. The trial enrolled 23 patients with hormone-refractory, metastatic prostate cancer who received a single intravenous injection of CG7870 at one of eight increasing dose levels. Five patients were observed to have a decrease in prostate specific antigen (PSA) levels, including three of five patients treated at the two highest dose levels. This trial provides supportive data for a follow-on trial expected to start later this year in which CG7870 will be combined with Taxotere® chemotherapy in patients with advanced prostate cancer.

■

Presented clinical data from a Phase 2 trial of GVAX® pancreatic cancer vaccine in patients with inoperable, metastatic pancreatic cancer at the Lustgarten Foundation for Pancreatic Cancer Research meeting, which was sponsored by the American Association of Cancer Research. Fifty patients were enrolled and received either vaccine alone or vaccine in combination with low-dose cyclophosphamide, a chemotherapeutic agent which has been shown in the doses administered to enhance the immune response in the absence of a direct anticancer effect. There was trend towards improved survival in the combination therapy group as well as a statistically significant correlation between peak levels of granulocyte-macrophage colony stimulating factor, or GM-CSF, and survival in both treatment groups. These data support our ongoing Phase 2 trial of GVAX® pancreatic cancer vaccine in patients with operable disease who receive the vaccine after surgical resection of their tumor to prevent relapse. More than 45 of a targeted 60 patients have been enrolled on this trial.

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, lease accounting and income taxes to be critical policies. There have been no material changes in our critical accounting policies related to revenue recognition or income taxes from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 4, 2004.

Lease accounting

We record our obligations under facility operating lease agreements as rent expense. As of December 31, 2003, we had accrued facility exit costs of $9.5 million associated with the move of our corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. Based upon updated estimates of the rental market for comparable laboratory and office space, we subsequently revised our estimate of accrued facility exit costs and recorded an additional $0.8 and $1.9 million of general and administrative expense during the three and six months ended June 30, 2004, respectively. We will actively pursue subleasing of our former headquarter facilities in Foster City, California, until these leases expire in 2006.

Results of Operations

Revenue

Revenues were $2.5 million and $5.0 million for the three and six months ended June 30, 2004 compared to $13,000 and $1.1 million for the corresponding periods in 2003, as shown in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Novartis AG	$1,534	$—	$3,031	$—
Aventis	—	—	1,000	1,000
Other	928	13	1,015	51

	$2,462	$13	$5,046	$1,051

Revenues for the three and six months ended June 30, 2004 include $1.5 million and $3.0 million, respectively, from Novartis recognized in connection with our global alliance for the development and commercialization of oncolytic virus therapies. Revenues for the six months ended June 30, 2004 and 2003 each include $1.0 million in connection with our gene activation technology license agreement with Aventis for gene activated erythropoietin. We recognized $0.9 million of revenues earned by our then majority-owned subsidiary, Ceregene, Inc., during the three months ended June 30, 2004. As mentioned in Footnote 6 - Subsequent Event under Item 1 of this Quarterly Report on Form 10-Q, after August 4, 2004 Ceregene is no longer a majority-owned subsidiary of the Company.

Research and development expenses

Research and development expenses were $24.1 million and $46.7 million for the three and six months ended June 30, 2004 compared to $22.6 million and $43.6 million for the corresponding periods in 2003. The increases in 2004 compared to 2003 are primarily attributed to our expanding clinical trials and other product development activities in both our GVAX® cancer vaccines and oncolytic virus therapy programs. We expect that our research and development expenditures and headcount will continue to increase in future years to support expanded, more advanced and more numerous clinical trials, including our recently initiated Phase 3 clinical trial of GVAX® prostate cancer vaccine, additional manufacturing and office facilities and additional product development activities. The rate of future increase depends on a number of factors, including progress in research and development and clinical trials. Additional information concerning our product candidates and their phases of development can be found in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 4, 2004 and in the Second Quarter 2004 and Other Recent Highlights section included under Item 2 of this Quarterly Report on Form 10-Q.

General and administrative expenses

General and administrative expenses were $5.1 million and $10.7 million for the three and six months ended June 30, 2004 compared to $6.9 million and $12.0 million for the corresponding periods in 2003. The decreases in general and administrative expenses in 2004 compared to 2003 are primarily due to facility startup expenses of approximately $0.8 million incurred in the 2003 periods in connection with the move of our corporate headquarters to South San Francisco, California in March 2003. Future spending for general and administrative costs is expected to increase in order to support our growing infrastructure needs, particularly in the areas of manufacturing and other facilities.

Gain on sale of Abgenix common stock

During the three and six months ended June 30, 2004 we recorded gains of $6.5 million and $12.0 million associated with the sale of 400,000 and 800,000 shares of Abgenix common stock, respectively. At June 30, 2004 we continued to hold approximately 6.6 million shares of Abgenix common stock, which had a fair market value of approximately $77.9 million as of that date, but which has declined in value since June 30, 2004. We recorded a gain of $7.3 million associated with the sale of 800,000 shares of Abgenix common stock during the three and six months ended June 30, 2003.

Interest and other income

Interest and other income was $0.3 million and $1.6 million for the three and six months ended June 30, 2004 compared to $1.4 million and $3.3 million for the corresponding periods in 2003. In March 2004, we reinvested a portion of our investment portfolio in money market funds and U.S. government securities and reduced the level of investment in corporate bonds. The decreases in interest and other income in 2004 compared to 2003 are attributed to lower average cash balances and also to lower investment returns realized after the reinvestment of our investment portfolio in March 2004.

Interest expense

Interest expense was $2.2 million and $4.5 million for the three and six months ended June 30, 2004 compared to $1.4 million and $1.7 million for the corresponding periods in 2003. The increases in 2004 compared to 2003 are primarily attributed to interest expense from the capital lease obligation for our headquarters facility in South San Francisco, California, which we occupied in March 2003, and due to increased debt obligations, including a $35.0 million loan from Silicon Valley Bank which we borrowed on September 30, 2003. We capitalized interest expense of $0.3 million and $0.6 million during the three and six months ended June 30, 2003 in connection with the construction of our manufacturing facility in Hayward, California. No interest expense was capitalized during the three and six months ended June 30, 2004.

Income taxes

During the six months ended June 30, 2004 we recorded non-cash tax expense of $3.7 million related to the realized gain on the sale of 800,000 shares of Abgenix common stock. During the six months ended June 30, 2003 we recorded a non-cash tax benefit of $9.2 million related to net operating losses that we concluded were realizable based on our estimate at that time of future taxable income, including future taxable income that might result from future sales of holdings of our Abgenix common stock, and thus our ability to carry-forward these losses to offset that potential future taxable income. If our investment in Abgenix were to suffer an additional decline in value, we may be required to reverse tax benefits in future periods that were previously recorded.

Liquidity and Capital Resources

At June 30, 2004, we had approximately $173.7 million in cash, cash equivalents and short-term investments, of which $64.0 million is classified as restricted cash, primarily related to one of our outstanding debt financings. We have historically maintained our financial position through strategic management of our resources including our holdings in Abgenix common stock, the availability of debt financing and by relying on funding from various corporate collaborations and licensing agreements. At June 30, 2004 we continued to hold approximately 6.6 million shares of Abgenix common stock, which had a fair market value of approximately $77.9 million as of that date, but which has declined in value since June 30, 2004. Additionally, in February 2003, our shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which initially allowed us to offer up to $150.0 million of securities on short notice in one or more public offerings. We used this shelf registration in March 2004 to complete a public offering of 4,250,000 shares of our common stock along with an additional 637,500 shares of common stock pursuant to the exercise of the entire over-allotment option by the underwriters, resulting in gross proceeds of $61.1 million. Although up to $88.9 million may still be offered under the shelf registration, there can be no assurance that we will be able to issue any of the remaining securities under this shelf registration on acceptable terms, or at all.

Net cash used in operating activities was $53.1 million for the six months ended June 30, 2004 compared to $18.2 million for the corresponding period in 2003. This increase was due primarily to the receipt in the 2003 period of $15.0 million from a license agreement with Transkaryotic Therapies, Inc. and to increased expenses in 2004. Cash requirements for operating activities are expected to increase in future periods, due in part to costs related to the Phase 3 trial that we recently initiated and to other clinical trials that we expect to initiate in 2004 and 2005. The timing of these cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, obligations related to our existing manufacturing and headquarter facilities, potential income tax obligations and future requirements to establish manufacturing and marketing capabilities for any products that we may develop.

Net cash provided by investing activities was $9.5 million for the six months ended June 30, 2004 compared to $7.1 million for the corresponding period in 2003. Purchases and sales of short-term investments in the 2004 period were a result of the restructuring of our investment portfolio to move investments out of corporate debt securities and into money market funds and U.S. government securities, as well as the investment of proceeds of our common stock offering in March 2004. Capital expenditures decreased to $2.3 million during the six months ended June 30, 2004 from $21.9 million during the corresponding period in 2003. This decrease was a result of the completion of major manufacturing construction during 2003 and a return to a more usual baseline level of capital expenditures to fund replacements and improvements of existing facilities in 2004. Finally, net cash provided by investing activities in the 2004 period includes $12.7 million in proceeds from the sale of 800,000 shares of Abgenix common stock, compared to $8.1 million in proceeds from the sale of 800,000 shares of Abgenix common stock in the 2003 period.

Net cash provided by financing activities was $57.8 million for the six months ended June 30, 2004 compared to $0.9 million for the corresponding period in 2003. In March 2004, we completed a public offering of 4,250,000 shares of our common stock along with an additional 637,500 shares of common stock pursuant to the exercise of the entire over-allotment option by the underwriters. The shares were priced at $12.50 per share resulting in gross proceeds of $61.1 million. We received net proceeds from this offering of $57.2 million. We did not enter into any significant financing activities during the six months ended June 30, 2003.

We have financed our operations primarily through the sale of equity securities, funding under collaborative arrangements, sales of Abgenix common stock and secured debt financing. During the six months ended June 30, 2004, we received $12.7 million in proceeds from the sale of 800,000 shares of Abgenix common stock, compared to $8.1 million in proceeds from the sale of 800,000 shares of Abgenix common stock during the comparable period in 2003. Our retained ownership of Abgenix common stock represents a material portion of our working capital. The common stock price of Abgenix has proven to be volatile, which has a direct impact on our liquidity and capital resources and our income tax obligations. To the extent that we continue to hold a substantial amount of these shares, our working capital position can be expected to continue to fluctuate in future periods. The value of our investment in Abgenix common stock was $77.9 million at June 30, 2004, but has declined in value since June 30, 2004.

In July 2003, we received $28.5 million from Novartis in connection with a global alliance for the development and commercialization of oncolytic virus therapies, of which $13.8 million remained dedicated to the further development of these products at June 30, 2004. We expect to spend these remaining funds in 2004 and 2005.

Our capital requirements depend on numerous factors, including: the progress of our research and development programs and our preclinical and clinical trials; clinical and commercial scale manufacturing requirements; the extent of funding from collaborative partners; the acquisition of new products or technologies; potential income tax obligations; and the cost and outcome of litigation, patent interference proceedings or other legal proceedings. Our ongoing development programs and any increase in the number and size of programs and trials will reduce our current cash resources and create further need to raise additional capital. Therefore, we will continue to consider financing alternatives, including potential equity and debt financings, in addition to periodic sales of our holdings of Abgenix stock.

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

Our programs utilize new technologies. Existing preclinical and clinical data on the safety and efficacy of our programs are limited. Our GVAX® cancer vaccines and oncolytic virus therapies are currently being tested in human clinical trials to determine their safety and efficacy. None of our other products or therapies under development is in human clinical trials. The results of preclinical or earlier stage clinical trials do not necessarily predict safety or efficacy in humans. Our products in later stage clinical trials may fail to show desired safety and efficacy, despite having progressed through preclinical or early clinical trials. Serious and potentially life-threatening side effects may be discovered during preclinical and clinical testing of our potential products or thereafter, which could delay, halt or interrupt clinical trials of our products, and could result in the FDA or other regulatory authorities denying approval of our drugs for any or all indications. In the case of patient-specific therapies such as our GVAX® lung cancer vaccine, the risks of any surgical procedure that may be required to prepare the vaccine must be considered in the evaluation of the product’s safety profile. All surgical procedures, particularly those in advanced disease settings, involve some element of risk to the patient, which must be evaluated in the context of the patient’s condition and therapeutic alternatives. Our ongoing clinical studies are now designed to exclude patients at higher risk of post-operative complications. Nonetheless, in past and current clinical trials involving patients with very advanced stages of lung cancer, a small number of patients with progressive disease have died during the period following surgical removal of their tumor and prior to administration of GVAX® vaccine. Such events will continue to be included in an ongoing assessment of the overall risk/benefit profile of this product and could adversely influence its future development.

Clinical trials are very costly and time-consuming, especially the typically larger Phase 3 trials such as the recently initiated VITAL-1 trial of our GVAX® prostate cancer vaccine. We cannot exactly predict if and when our current clinical trials will be completed. We also cannot exactly predict when other planned clinical trials, including planned Phase 3 trials of our GVAX® cancer vaccines, will begin or be completed. The VITAL-1 trial is our first Phase 3 trial. Many factors affect patient enrollment in clinical trials, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new therapies approved for the conditions that we are investigating. In addition to delays in patient enrollment, other unforeseen developments, including delays in obtaining regulatory approvals to commence a study, delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites, lack of effectiveness during clinical trials, unforeseen safety issues, uncertain dosing issues, inability to monitor patients adequately during or after treatment, our or our investigators’ failure to comply with FDA regulations governing clinical trials, and an inability or unwillingness of medical investigators to follow our clinical protocols, could prevent or delay completion of a clinical trial and increase its costs, which could also prevent or delay any eventual commercial sale of the therapy that is the subject of the trial. Each of our anticipated Phase 3 clinical trials of GVAX® prostate cancer vaccine will compare GVAX® vaccine to a taxane chemotherapy regimen, which is the approved standard of care for this patient group. However, there can be no assurance that this chemotherapy regimen will continue to be commonly used to treat these patients in the future. Should another chemotherapy regimen be shown to be more effective than the taxane chemotherapy regimen, we may need to conduct additional comparative clinical trials in the future.

We have not been profitable in our operations (absent the gains on sales of Abgenix common stock and certain upfront or non-recurring license fees). We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.

We have incurred an accumulated deficit since our inception. At June 30, 2004, our accumulated deficit was $193.5 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. For the six months ended June 30, 2004, we recorded a net loss of $46.9 million, which included $12.0 million in gains on sales of our Abgenix common stock. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of research and development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our new manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve profitability.

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

We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. As of June 30, 2004 we had approximately 317 patents issued or granted to us or available to us based on licensing arrangements and approximately 274 applications pending in our name or available to us based on licensing arrangements. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or whether it will be invalidated. Also, depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if our intellectual property infringes upon the rights of others.

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

Our retained ownership of Abgenix common stock represents a material portion of the total assets on our balance sheet. The common stock price of Abgenix has proven to be volatile. During the first six months of 2004, the per share price of Abgenix common stock fluctuated between a high closing price of $18.55 and a low closing price of $11.22, and the closing price of Abgenix common stock has fallen below $11.22 since June 30, 2004. Movements in the price of Abgenix common stock, up or down, may exert corresponding influences on the market price of our stock.

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

•	announcements of changes in governmental regulation affecting us or our competitors;

•	announcements of regulatory approval or disapproval of our or our competitors’ products;

•	announcements of new collaborative relationships by us or our competitors;

•	developments in patent or other proprietary rights affecting us or our competitors;

•	public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;

•	general market conditions;

•	fluctuations in the price of Abgenix common stock;

•	material developments related to our minority interest in Ceregene, Inc.;

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

As of June 30, 2004, 226 shares of Series B redeemable convertible preferred stock, referred to as the Series B preferred, issued in January 2000 remained outstanding and were convertible into an aggregate of 276,339 shares of common stock as of that date. The holders of the Series B preferred may choose at any time to convert their shares into common stock. Conversion of the Series B preferred would result in issuance of additional shares of common stock, diluting existing common stockholders. The number of shares of common stock issuable upon conversion of the Series B preferred is determined by dividing the market value of the shares to be converted by the lower of:

•	a fixed conversion price of $14.53 per share (subject to antidilution provisions); or

•	the average of certain trading prices during the ten trading days preceding such date of conversion.

The market value of the Series B preferred is based on the outstanding carrying value from the original issuance plus the deemed dividend earned over the holding period. As of June 30, 2004, the aggregate market value for all outstanding Series B preferred was approximately $2.9 million. The number of shares of common stock issuable upon conversion of the Series B preferred, and therefore the dilution of existing common stockholders, could increase as a result of either an event triggering the antidilution rights of the Series B preferred or a decline in the market price of our common stock, as has occurred since June 30, 2004, immediately prior to conversion of the Series B preferred. In the event the holders of the remaining outstanding Series B preferred do not convert their shares, the shares will automatically be converted on January 18, 2005 according to the formula described above.

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

Our non-controlling positions in Abgenix and Ceregene, along with investments of our available cash resources in certain types of fixed-income securities, could be considered “investment securities” under the Investment Company Act of 1940 (Investment Company Act), raising a question of whether we are an investment company required to register and be regulated under the Investment Company Act. Regulation under the Investment Company Act, or a determination that we failed to register when required to do so, could materially and adversely affect our business. We believe that we are primarily engaged in the research, development and commercialization of biological cancer therapies and that any investment securities are ancillary to our primary business.

Nevertheless, to address any uncertainty in this regard, we have reinvested a portion of our portfolio in money market funds and U.S. government securities and reduced the level of investment in corporate bonds. In addition, over time we plan to reduce the level of our investment securities by periodic sales of our holdings in Abgenix. These dispositions may be effected under unfavorable market conditions. The lower rates of return realized after the reinvestment of our investment portfolio, and any required dispositions of non-controlling investments, could adversely affect our future reported results.

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

We have not entered into any financial instruments that would give rise to foreign currency exchange risk or commodity pricing risk. We have exposure related to the value of the number of shares of Abgenix common stock we hold, which was approximately 6.6 million shares as of June 30, 2004. In March 2004, we reinvested a portion of our investment portfolio in money market funds and U.S. government securities and reduced the level of investment in corporate bonds. We do not currently hold any derivative financial instruments nor have we entered into hedging transactions or activities.

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity and Average Interest Rate

(dollars in thousands)

As of June 30, 2004	2004	2005	2006	2007	2008 Thereafter	Total	Fair Value June 30, 2004
Total Investment Securities.	$75,934	$48,745	$28,740	$10,576	$—	$163,995	$162,858
Average Interest Rate	1.16%	1.63%	2.22%	2.39%	—	1.56%	—
Variable Interest Rate Debt Financing, including Current Portion	$—	$—	$—	$—	$60,000	$60,000	$60,000
Average Interest Rate(1)	—	—	—	—	1.94%	1.94%	—
Fixed Interest Rate Debt Financing, including Current Portion	$804	$4,323	$4,475	$4,639	$21,398	$35,639	$35,639
Average Interest Rate	6.86%	6.75%	6.73%	6.73%	6.73%	6.74%	—

As of December 31, 2003	2004	2005	2006	2007	2008 Thereafter	Total	Fair Value December 31, 2003
Total Investment Securities.	$44,666	$72,232	$14,358	$1,950	$14,573	$147,779	$148,339
Average Interest Rate	1.53%	2.19%	2.64%	5.55%	1.35%	1.99%	—
Variable Interest Rate Debt Financing, including Current Portion	$—	$—	$—	$—	$60,000	$60,000	$60,000
Average Interest Rate(1)	—	—	—	—	1.80%	1.80%	—
Fixed Interest Rate Debt Financing, including Current Portion	$961	$4,323	$4,475	$4,639	$21,398	$35,796	$35,796
Average Interest Rate	6.86%	6.75%	6.73%	6.73%	6.73%	6.74%	—

(1)	Interest rate based upon LIBOR rate index plus a spread of 0.625 percent, and can be reset on a quarterly or semi-annual basis.

Item 4.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 2004 during the annual stockholders’ meeting, a quorum of stockholders of the Company approved the following proposals:

(i)	Election of Directors.

(ii)

Proposal to approve the amendment of the Company’s 2001 Nonstatutory Stock Plan to increase the number of shares of common stock reserved for future issuance by 500,000 shares and to prohibit future option repricings under the 2001 Nonstatutory Stock Plan without the approval of the Company’s stockholders.

(iii)	Proposal to ratify the appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2004.

The following table shows the results of the voting on these matters.

(i)	Director	For	Withheld
	David W. Carter	36,573,387	1,424,590
	Nancy M. Crowell	37,522,806	475,171
	James M. Gower	37,514,819	483,158
	John T. Potts, Jr., M.D.	36,570,372	1,427,605
	Thomas E. Shenk, Ph.D.	36,761,280	1,236,697
	Stephen A. Sherwin, M.D.	36,638,511	1,359,466
	Eugene L. Step	35,790,012	2,207,965
	Inder M. Verma, Ph.D.	36,753,613	1,244,364
	Dennis L. Winger	37,543,799	454,178

(ii)		For	Against	Abstained	Broker Non-Votes
		18,155,938	4,624,620	1,504,410	13,713,009

(iii)		For	Against	Abstained
		37,528,223	442,136	27,618

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

b)	Reports on Form 8-K

On April 27, 2004 the Company filed a Form 8-K furnishing our press release announcing our financial results for the quarter ended March 31, 2004 and other events relating to the Company.

On July 16, 2004 the Company filed a Form 8-K furnishing our press release announcing that enrollment had been initiated for a multicenter Phase 3 clinical trial of GVAX® prostate cancer vaccine in patients with metastatic hormone-refractory prostate cancer.

On July 27, 2004 the Company filed a Form 8-K furnishing our press release announcing our financial results for the quarter ended June 30, 2004 and other events relating to the Company.

On August 5, 2004 the Company filed a Form 8-K indicating that Ceregene, Inc., a privately-held company located in San Diego, California, announced that it had completed the initial closing of an offering of $32.0 million in preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on August 6, 2004.

CELL GENESYS, INC.

By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 6, 2004