Form 10-Q
period 2004-09-30
CELL GENESYS INC
filed 2004-11-05
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

     As of October 29, 2004, the number of outstanding shares of the Registrant’s Common Stock was 44,970,741.

CELL GENESYS, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Cell Genesys, Inc.

Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$40,017	$9,867
Short-term investments	49,157	87,062
Current portion of restricted cash and investments	3,458	3,359
Investment in Abgenix, Inc. common stock	65,323	91,936
Prepaid expenses and other current assets	1,694	1,173

Total current assets	159,649	193,397
Restricted cash and investments	60,000	60,000
Property and equipment, net	162,503	172,102
Noncurrent deferred tax assets	23,905	34,247
Deposits and other assets	654	756

	$406,711	$460,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,406	$2,567
Accrued compensation and benefits	3,327	4,106
Deferred revenue	3,434	7,877
Accrued facility exit costs	7,345	9,459
Other accrued liabilities	4,059	4,610
Deferred tax liabilities	23,905	34,247
Current portion of debt financings	3,639	961
Current portion of facility lease obligation	716	515

Total current liabilities	49,831	64,342
Noncurrent income tax liabilities	29,954	29,954
Noncurrent portion of debt financings	91,361	94,835
Noncurrent portion of facility lease obligation	51,222	51,799
Commitments
Redeemable convertible preferred stock	1,797	2,706
Stockholders’ equity:
Common stock	45	40
Additional paid-in capital	371,843	312,017
Accumulated other comprehensive income	28,207	51,371
Accumulated deficit	(217,549)	(146,562)

Total stockholders’ equity	182,546	216,866

	$406,711	$460,502

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)

Revenue	$3,228	$15,710	$8,274	$16,761
Operating expenses:
Research and development	21,686	20,371	68,427	64,007
General and administrative	3,772	6,439	14,436	18,410

Total operating expenses	25,458	26,810	82,863	82,417

Loss from operations	(22,230)	(11,100)	(74,589)	(65,656)
Gain on sale of Abgenix, Inc. common stock	180	2,617	12,160	9,905
Interest and other income	341	918	1,891	4,199
Interest expense	(2,253)	(1,412)	(6,704)	(3,122)

Loss before income taxes	(23,962)	(8,977)	(67,242)	(54,674)
Income tax benefit (expense)	(87)	6,063	(3,745)	15,289

Net loss	$(24,049)	$(2,914)	$(70,987)	$(39,385)

Basic and diluted net loss per common share	$(0.54)	$(0.07)	$(1.64)	$(1.05)

Weighted average shares of common stock outstanding—basic and diluted	44,805	38,898	43,253	37,680

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(70,987)	$(39,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,541	8,289
(Gain) loss on disposal of property and equipment	(18)	572
Gain on sale of Abgenix, Inc. common stock	(12,160)	(9,905)
Non-employee stock-based compensation	105	81
Changes in assets and liabilities:
Prepaid expenses and other assets	(495)	(759)
Receivable from Transkaryotic Therapies, Inc.	—	15,000
Noncurrent deferred tax assets	3,745	—
Accounts payable	929	(2,666)
Accrued compensation and benefits	(610)	279
Deferred revenue	(4,443)	3,249
Accrued facility exit costs	(2,114)	1,646
Other accrued liabilities	199	(1,528)
Noncurrent income tax liabilities	—	1,047

Net cash used in operating activities	(73,308)	(24,080)

Cash flows from investing activities:
Purchases of short-term investments	(203,703)	(155,982)
Maturities of short-term investments	5,250	7,550
Sales of short-term investments	235,205	151,599
Capital expenditures	(3,716)	(25,355)
Proceeds from disposal of property and equipment	66	65
Proceeds from sale of Abgenix, Inc. common stock	12,918	10,897
Cash effect of applying equity method of accounting to the investment in Ceregene, Inc.	(521)	—

Net cash provided by (used in) investing activities	45,499	(11,226)

Cash flows from financing activities:
Proceeds from issuances of common stock	58,817	20,133
Proceeds from debt financings	—	35,237
Payment of Ceregene, Inc. debt financing fee	(300)	—
Payments under facility lease obligation	(376)	(173)
Payments under debt financings	(182)	(197)

Net cash provided by financing activities	57,959	55,000

Net increase in cash and cash equivalents	30,150	19,694
Cash and cash equivalents at the beginning of the period	9,867	39,072

Cash and cash equivalents at the end of the period	$40,017	$58,766

See accompanying notes

Cell Genesys, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Basis of Presentation

     Cell Genesys, Inc. (“Cell Genesys” or “the Company”) has focused its research and product development efforts on biological therapies for patients with cancer. The Company’s objective is to develop and commercialize cell-based cancer vaccines, oncolytic virus therapies and antiangiogenesis therapies to treat different types of cancer. Cell Genesys’ current clinical-stage programs include GVAX® cancer vaccines and oncolytic virus therapies.

     The consolidated financial statements include the accounts of Cell Genesys and its majority-owned subsidiary, Ceregene, Inc. through August 3, 2004, after which, as a result of a decline in relative ownership, Ceregene was no longer consolidated, but is accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period.

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

     The following table illustrates, pursuant to SFAS 123 and as amended by SFAS No. 148, the effect on net loss and related net loss per common share had compensation costs for stock-based employee compensation plans been determined based upon the fair value method prescribed under SFAS 123:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net loss, as reported	$(24,049)	$(2,914)	$(70,987)	$(39,385)
Deduct:
Stock-based compensation expense determined under SFAS 123	(3,325)	(2,998)	(10,268)	(8,948)

Pro forma net loss	$(27,374)	$(5,912)	$(81,255)	$(48,333)

Basic and diluted net loss per common share, as reported	$(0.54)	$(0.07)	$(1.64)	$(1.05)
Basic and diluted pro forma net loss per common share	$(0.61)	$(0.15)	$(1.88)	$(1.28)

3. Net Loss Per Share

     Basic net loss per common share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share would include the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (stock options and redeemable convertible preferred stock) were anti-dilutive for all periods reported, they have been excluded from the computation of shares used in computing diluted net loss per common share.

4. Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to stockholders’ equity of the Company that are excluded from net loss. Other comprehensive income (loss) includes solely unrealized gains or losses on the Company’s available-for-sale securities, including the Company’s holdings of Abgenix, Inc. common stock, net of tax. The following table presents the calculation of comprehensive income (loss):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)

Net loss	$(24,049)	$(2,914)	$(70,987)	$(39,385)
Other comprehensive income (loss):
Increase (decrease) in unrealized gain on investments, net of tax	(12,057)	19,088	(15,533)	35,322
Less: reclassification adjustment for gains recognized in net loss, net of tax	270	(1,728)	(7,631)	(6,949)

Comprehensive income (loss)	$(35,836)	$14,446	$(94,151)	$(11,012)

5. Ceregene Series B Financing

     Ceregene, Inc., formerly a majority-owned subsidiary of Cell Genesys, announced on August 4, 2004 the initial closing of a $32.0 million Series B preferred stock financing. The Company participated in the financing through the conversion of a bridge loan into shares of Ceregene’s Series B preferred stock. As of immediately following that financing, the Company owned approximately 25% of Ceregene’s capital stock on a fully diluted basis. The financial position or operating results for Ceregene have not been consolidated by Cell Genesys subsequent to August 3, 2004. As of and for the two months ended September 30, 2004, the Company’s investment in Ceregene was accounted for under the equity method of accounting as a result of the Company’s reduced ownership position in Ceregene. As of September 30, 2004, the Company’s cost basis in its investment in Ceregene had been reduced to zero; consequently, the Company does not expect to recognize future losses from Ceregene under the equity method of accounting. At the time of the deconsolidation, the Company recorded a liability of approximately $0.2 million for a Cell Genesys guarantee of certain secured indebtedness of Ceregene. The guarantee extends into the year 2006. The liability that the Company initially recognized for the guarantee will be reduced, by a credit to earnings, as the Company is released from the risk under the guarantee.

     Commencing August 4, 2004, Ceregene is considered to be a related party. For the two months ended September 30, 2004, the Company recorded revenue of $0.5 million from Ceregene under a contract manufacturing arrangement.

6. Accrued Facility Exit Costs

     As of December 31, 2003, the Company had accrued facility exit costs of $9.5 million associated with the move of its corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. Based upon updated estimates of the rental market for comparable laboratory and office space, the Company subsequently revised its estimate of accrued facility exit costs and recorded an additional $1.8 million of general and administrative expense during the nine months ended September 30, 2004. The Company will actively pursue subleasing of its former headquarter facilities in Foster City, California, until these leases expire in January 2006.

7. Subsequent Event

     On October 14, 2004, the Company entered into a purchase agreement with initial purchasers relating to the private placement of $110.0 million aggregate principal amount of its 3.125% Convertible Senior Notes due 2011. The Company granted the initial purchasers a 30-day option to purchase up to an additional $35.0 million principal amount of the notes. The initial closing for the base amount of $110.0 million under the agreement occurred on October 20, 2004.

     Under certain circumstances, the Company may redeem some or all of the notes on or after November 1, 2009 at a redemption price equal to 100% of the principal amount of the notes. Holders of the notes may require the Company to repurchase some or all of their notes if a fundamental change (as defined in the indenture) occurs, at a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest (and additional amounts, if any) to, but not including, the repurchase date.

     The Company expects to receive approximately $106.0 million in proceeds after deducting the initial purchasers’ discount of approximately $3.6 million and estimated offering expenses (approximately $139.9 million if the initial purchasers’ option is exercised in full). The Company has used the proceeds from the initial closing of the notes to repay approximately $95.0 million of outstanding indebtedness under certain term loan credit facilities and intends to use the remainder of the proceeds for general corporate purposes. The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 144A promulgated thereunder. The notes are convertible into the Company’s common stock, initially at the conversion price of $9.10 per share, equal to a conversion rate of approximately 109.8901 shares per $1,000 principal amount of notes, subject to adjustment.

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

Overview

     We are a biotechnology company focused on the research, development and commercialization of biological therapies for patients with cancer. We are currently developing cell-based cancer vaccines, oncolytic virus therapies and antiangiogenesis therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been genetically modified during product development to impart disease-fighting characteristics that are not found in conventional therapeutic agents. As part of our GVAX® cancer vaccines program, we are conducting a Phase 3 clinical trial in prostate cancer, are in ongoing Phase 2 clinical trials in lung cancer, pancreatic cancer and leukemia, and are in a Phase 1/2 clinical trial for multiple myeloma. In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG, we are conducting a Phase 1/2 clinical trial of CG7870 in combination with radiation therapy in early-stage prostate cancer patients and a Phase 1/2 clinical trial of CG7870 in combination with chemotherapy in advanced-stage prostate cancer patients. We also have preclinical oncolytic virus therapy programs as well as preclinical antiangiogenesis therapy programs evaluating potential therapies for multiple types of cancer. Additionally, as of August 4, 2004, we own approximately 25% of our subsidiary, Ceregene, Inc., a privately held company, which is focused on gene therapies for neurological disorders. Until August 4, 2004, Ceregene was a majority-owned subsidiary and consolidated into our financial statements. After that date, as a result of a Series B financing which reduced our ownership position to approximately 25%, Ceregene is no longer consolidated, but is accounted for under the equity method of accounting. Finally, we continue to hold approximately 6.6 million shares of common stock of our former subsidiary, Abgenix, Inc. (Nasdaq: ABGX), which is focused on the development and commercialization of antibody therapies.

Third Quarter 2004 and Other Recent Highlights:

▪	Announced that enrollment has been initiated for a multicenter Phase 3 clinical trial of GVAX® prostate cancer vaccine in patients with metastatic hormone-refractory prostate cancer. This trial, referred to as VITAL-1, is based on the findings from two previously conducted Phase 2 trials in over 100 patients with advanced prostate cancer. The trial will compare GVAX® prostate cancer vaccine to docetaxel (Taxotere®) chemotherapy and is expected to enroll approximately 600 patients at more than 50 medical centers across the United States. In May 2004 we received a Special Protocol Assessment (SPA) from the U.S. Food and Drug Administration (FDA) for this Phase 3 trial which provided FDA confirmation that the trial design would adequately support a product registration application.

▪	Announced the launch of a multicenter Phase 1/2 clinical trial of CG7870 administered intravenously and in combination with Taxotere® chemotherapy in patients with advanced prostate cancer. The trial is the second Phase 1/2 study in CG7870, the other trial involving intraprostatically-administered CG7870 in combination with radiation therapy in newly diagnosed, intermediate risk prostate cancer patients. These trials are designed to expand on the encouraging results in preclinical studies that have shown synergistic antitumor activity when CG7870 is used in combination with other therapies. Up to approximately 70 patients are expected to be enrolled in the new study at up to 5 medical centers across the United States.

▪	Reported encouraging additional data published in the Journal of Experimental Medicine from a Phase 1 clinical trial of GVAX® pancreatic cancer vaccine that provided evidence that patient-specific immune responses can be generated following vaccination with a non patient-specific GVAX® cancer vaccine product. The article described detailed analyses of the immune response to the vaccine in three out of 14 patients who remain alive and disease-free for at least 6.5 years. The three long-term survivors demonstrated strong T cell responses to mesothelin, a tumor-associated molecule found on GVAX® pancreatic cancer vaccine cells, and that the specificity of the T cell response to mesothelin was unique to each responding patient. We believe these findings are important because they provide further scientific proof-of-concept for our GVAX® cancer vaccine strategy, which is focused on non patient-specific, “off-the-shelf” products.

▪	Announced the initiation of a Phase 1 clinical trial of our GVAX® prostate cancer vaccine in combination with Medarex’s fully human anti-CTLA-4 antibody, MDX-010, in patients with advanced prostate cancer. The trial is expected to enroll up to approximately 45 patients at the University Hospital Vrije Universiteit Cancer Center in Amsterdam. This trial was prompted by preclinical studies that demonstrated increased levels of antitumor responses when CTLA-4 blockade was combined with cancer vaccination.

▪	Announced the pricing of $110.0 million of Convertible Senior Notes due in 2011, with a coupon rate of 3.125% and a conversion premium of 30%, or $9.10 per share of common stock, the initial closing under which occurred on October 20, 2004. We used the net proceeds from the offering primarily to repay two outstanding bank loans totaling $95.0 million, thereby eliminating existing restrictions on approximately $60.0 million of the Company’s current cash balance.

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

Lease accounting

     We record our obligations under facility operating lease agreements as rent expense. As of December 31, 2003, we had accrued facility exit costs of $9.5 million associated with the move of our corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. Based upon updated estimates of the rental market for comparable laboratory and office space, we subsequently revised our estimate of accrued facility exit costs during the first two quarters of 2004, and recorded $1.8 million of general and administrative expense as of the nine months ended September 30, 2004. There was no additional accrual made for the three months ended September 30, 2004. We will actively pursue subleasing of our former headquarter facilities in Foster City, California, until these leases expire in 2006.

Results of Operations

Revenue

     Revenues were $3.2 million and $8.3 million for the three and nine months ended September 30, 2004 compared to $15.7 million and $16.8 million for the corresponding periods in 2003, as shown in the following table (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)

Novartis AG	$1,413	$861	$4,444	$861
Aventis	1,000	—	2,000	1,000
Other	815	14,849	1,830	14,900

	$3,228	$15,710	$8,274	$16,761

     Revenues for the three and nine months ended September 30, 2004 include $1.4 million and $4.4 million, respectively, from Novartis recognized in connection with our global alliance for the development and commercialization of oncolytic virus therapies. Revenues for the three and nine months ended September 30, 2004 include $1.0 million and $2.0 million, respectively, in connection with our gene activation technology license agreement with Aventis for gene activated erythropoietin. Other revenues for the three and nine months ended September 30, 2003 were primarily derived from $14.1 million related to the final settlement reached with Japan Tobacco regarding clinical and patent-related milestone and wind down payments. We recognized $1.0 million of revenues earned by our then majority-owned subsidiary, Ceregene, Inc., during the nine months ended September 30, 2004.

Research and development expenses

     Research and development expenses were $21.7 million and $68.4 million for the three and nine months ended September 30, 2004 compared to $20.4 million and $64.0 million for the corresponding periods in 2003. The increases in 2004 compared to 2003 are primarily attributed to our expanding clinical trials and other product development activities in both our GVAX® cancer vaccines and oncolytic virus therapy programs. We expect that our research and development expenditures and headcount will continue to increase in future years to support expanded, more advanced and more numerous clinical trials, including our recently initiated Phase 3 clinical trial of GVAX® prostate cancer vaccine, additional manufacturing and office facilities and additional product development activities. The rate of future increase depends on a number of factors, including progress in research and development and clinical trials. Additional information concerning our product candidates and their phases of development can be found in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 4, 2004 and in the Third Quarter 2004 and Other Recent Highlights section included under Item 2 of this Quarterly Report on Form 10-Q.

General and administrative expenses

     General and administrative expenses were $3.8 million and $14.4 million for the three and nine months ended September 30, 2004 compared to $6.4 million and $18.4 million for the corresponding periods in 2003. The decreases in general and administrative expenses in 2004 compared to 2003 are primarily due to rent exit costs of approximately $2.7 million and facility startup expenses of approximately $0.8 million incurred in the 2003 periods in connection with the move of our corporate headquarters to South San Francisco, California in March 2003. Future spending for general and administrative costs is expected to increase in order to support our growing infrastructure needs, particularly in the areas of manufacturing and other facilities.

Gain on sale of Abgenix common stock

     During the three and nine months ended September 30, 2004 we recorded gains of $0.2 million and $12.2 million associated with the sale of 19,210 and 819,210 shares of Abgenix common stock, respectively. At September 30, 2004 we continued to hold approximately 6.6 million shares of Abgenix common stock, which had a fair market value of approximately $65.3 million as of that date, but which has declined in value since September 30, 2004. We recorded gains of $2.6 million and $9.9 million associated with the sale of 200,000 shares and 1,000,000 shares of Abgenix common stock during the three and nine months ended September 30, 2003.

Interest and other income

     Interest and other income was $0.3 million and $1.9 million for the three and nine months ended September 30, 2004 compared to $0.9 million and $4.2 million for the corresponding periods in 2003. In March 2004, we reinvested a portion of our investment portfolio in money market funds and U.S. government securities and reduced the level of investment in corporate bonds. The decreases in interest and other income in 2004 compared to 2003 are attributed to lower average cash balances and also to lower investment returns realized after the reinvestment of our investment portfolio in March 2004.

Interest expense

     Interest expense was $2.3 million and $6.7 million for the three and nine months ended September 30, 2004 compared to $1.4 million and $3.1 million for the corresponding periods in 2003. The increases in 2004 compared to 2003 are primarily attributed to interest expense from the capital lease obligation for our headquarters facility in South San Francisco, California, which we occupied in March 2003, and due to increased debt obligations, including a $35.0 million loan from Silicon Valley Bank which we borrowed on September 30, 2003. We capitalized interest expense of $0.2 million and $0.8 million during the three and nine months ended September 30, 2003 in connection with the construction of our manufacturing facility in Hayward, California. No interest expense was capitalized during 2004.

     On October 20, 2004, we issued and sold $110.0 million aggregate principal amount of 3.125% Convertible Senior Notes due 2011. We have granted the initial purchasers of the notes a 30-day option to purchase up to an additional $35.0 million principal amount of the notes. We used the proceeds from the transaction to repay all our outstanding bank debt, totaling $95.0 million. As a result, interest expense in the future is expected to be slightly lower, with reduced interest rate partially offset by a higher debt balance.

Income taxes

     During the nine months ended September 30, 2004 we recorded non-cash tax expense of $3.7 million related to the realized gain on the sale of 819,210 shares of Abgenix common stock. During the nine months ended September 30, 2003 we recorded a non-cash tax benefit of $15.3 million related to net operating losses that we concluded were realizable based on our estimate at that time of future taxable income, including future taxable income that might result from future sales of holdings of our Abgenix common stock, and thus our ability to carry-forward these losses to offset that potential future taxable income. If our investment in Abgenix were to suffer an additional decline in value, we may be required to reverse tax benefits in future periods that were previously recorded.

Liquidity and Capital Resources

     At September 30, 2004, we had approximately $152.6 million in cash, cash equivalents and short-term investments, of which $63.5 million was classified as restricted cash, primarily related to one of our then-outstanding debt financings which we have since repaid. We have historically maintained our financial position through strategic management of our resources including our holdings in Abgenix common stock, the availability of debt financing and by relying on funding from various corporate collaborations and licensing agreements. At September 30, 2004 we continued to hold approximately 6.6 million shares of Abgenix common stock, which had a fair market value of approximately $65.3 million as of that date, but which has declined in value since September 30, 2004. Additionally, in February 2003, our shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which initially allowed us to offer up to $150.0 million of securities on short notice in one or more public offerings. We used this shelf registration in March 2004 to complete a public offering of 4,250,000 shares of our common stock along with an additional 637,500 shares of common stock pursuant to the exercise of the entire over-allotment option by the underwriters, resulting in gross proceeds of $61.1 million. Although up to $88.9 million may still be offered under the shelf registration, there can be no assurance that we will be able to issue any of the remaining securities under this shelf registration on acceptable terms, or at all.

     On October 14, 2004, following the end of the quarter, the Company entered into a purchase agreement with initial purchasers relating to the private placement of $110.0 million aggregate principal amount of its 3.125% Convertible Senior Notes due 2011. The Company granted the initial purchasers a 30-day option to purchase up to an additional $35.0 million principal amount of the notes. The initial closing for the base amount of $110.0 million under the agreement occurred on October 20, 2004. The Company used the net proceeds primarily to repay bank debt totaling $95.0 million, thereby eliminating restrictions on $60.0 million of cash.

     Net cash used in operating activities was $73.3 million for the nine months ended September 30, 2004 compared to $24.1 million for the corresponding period in 2003. This increase was due primarily to the receipt in the 2003 period of $15.0 million from a license agreement with Transkaryotic Therapies, Inc. and to our increased expenses in 2004. Cash requirements for operating activities are expected to increase in future periods, due in part to costs related to the Phase 3 trial that we recently initiated and to other clinical trials that we expect to initiate in 2004 and 2005. The timing of these cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, obligations related to our existing manufacturing and headquarter facilities, potential income tax obligations and future requirements to establish manufacturing and marketing capabilities for any products that we may develop.

     Net cash provided by investing activities was $45.5 million for the nine months ended September 30, 2004 compared to $11.2 million used in investing activities for the corresponding period in 2003. The difference was primarily due to purchases and sales of short-term investments in the 2004 period as a result of the restructuring of our investment portfolio when we moved our investments from corporate debt securities into money market funds and U.S. government securities, and the investment of proceeds of our common stock offering in March 2004. Capital expenditures decreased to $3.7 million during the nine months ended September 30, 2004 from $25.4 million during the corresponding period in 2003. This decrease was a result of the completion of major manufacturing construction during 2003 and a return to a more usual baseline level of capital expenditures to fund replacements and improvements of existing facilities in 2004. Finally, net cash provided by investing activities in the 2004 period includes $12.9 million in proceeds from the sale of 819,210 shares of Abgenix common stock, compared to $10.9 million in proceeds from the sale of 1,000,000 shares of Abgenix common stock in the 2003 period.

     Net cash provided by financing activities was $58.0 million for the nine months ended September 30, 2004 compared to $55.0 million for the corresponding period in 2003. In March 2004, we completed a public offering of 4,250,000 shares of our common stock along with an additional 637,500 shares of common stock pursuant to the exercise of the entire over-allotment option by the underwriters. The shares were priced at $12.50 per share resulting in gross proceeds of $61.1 million. We received net proceeds from this offering of $57.2 million. The $55.0 million net cash provided by financing activities for the nine months ended September 30, 2003 was primarily due to the $35.0 million asset-backed financing from Silicon Valley Bank under a five-year term loan agreement and $18.5 million related to the issuance of an aggregate of 1,999,840 shares of our common stock to Novartis/GTI in July 2003.

     We have financed our operations primarily through the sale of equity securities, funding under collaborative arrangements, sales of Abgenix common stock and secured debt financing. During the nine months ended September 30, 2004, we received $12.9 million in proceeds from the sale of 819,210 shares of Abgenix common stock, compared to $10.9 million in proceeds from the sale of 1,000,000 shares of Abgenix common stock during the comparable period in 2003. Our retained ownership of Abgenix common stock represents a material portion of our working capital. The common stock price of Abgenix has proven to be volatile, which has a direct impact on our liquidity and capital resources and our income tax obligations. To the extent that we continue to hold a substantial amount of these shares, our working capital position can be expected to continue to fluctuate in future periods. The value of our investment in Abgenix common stock was $65.3 million at September 30, 2004, but has declined in value since September 30, 2004.

     Ceregene, Inc., formerly our majority-owned subsidiary, announced on August 4, 2004 the initial closing of a $32.0 million Series B preferred stock financing. We participated in the financing through the conversion of a bridge loan into shares of Ceregene’s Series B preferred stock. As of immediately following that financing, we owned approximately 25% of Ceregene’s capital stock on a fully diluted basis.

     In July 2003, we received $28.5 million from Novartis in connection with a global alliance for the development and commercialization of oncolytic virus therapies, of which $9.8 million remained dedicated to the further development of these products at September 30, 2004. We expect to fully spend these remaining funds in mid-2005.

     On October 20, 2004, we issued and sold $110.0 million aggregate principal amount of 3.125% Convertible Senior Notes due 2011. We have granted the initial purchasers of the notes a 30-day option to purchase up to an additional $35.0 million principal amount of the notes. We received approximately $106.0 million in proceeds after deducting the initial purchasers’ discount and estimated offering expenses, and we expect to receive approximately $139.9 million in aggregate proceeds if the initial purchasers’ option is exercised in full. The Company has used the proceeds from the sale of the notes to repay approximately $95.0 million of outstanding indebtedness under certain term loan credit facilities and the Company intends to use the remainder of the proceeds for general corporate purposes.

     Under certain circumstances, we may redeem some or all of the notes on or after November 1, 2009 at a redemption price equal to 100% of the principal amount of the notes. Holders of the notes may require us to repurchase some or all of their notes if a fundamental change (as defined in the indenture) occurs, at a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest (and additional amounts, if any) to, but not including, the repurchase date. The notes are convertible into the Company’s common stock, initially at the conversion price of $9.10 per share, equal to a conversion rate of approximately 109.8901 shares per $1,000 principal amount of notes, subject to adjustment.

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

     While we believe that our current liquidity position will be sufficient to meet our cash needs for at least the next year, we will need to raise substantial additional funds in order to complete our pending and planned trials over their multi-year course before we obtain product revenue, if any, from such products. Accordingly, we may entertain the possibility of raising additional capital to preserve our liquidity, depending on a number of conditions, including conditions in the capital markets. The sources of liquidity available to us include the sale of Abgenix common stock, payments from potential partners and/or licensees of our potential products and technologies, and private or public placement of our equity securities, warrants, debt securities or depositary shares. We regularly consider the conditions of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to us may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative consequence in order to reduce or minimize a more significant negative consequence to stockholders.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

     Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline, and our ability to repay our convertible notes could be impaired, due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2003, including our consolidated financial statements and related notes.

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

     Our programs utilize new technologies. Existing preclinical and clinical data on the safety and efficacy of our programs are limited. Our GVAX® cancer vaccines and oncolytic virus therapies are currently being tested in human clinical trials to determine their safety and efficacy. None of our other products or therapies under development is in human clinical trials. The results of preclinical or earlier stage clinical trials do not necessarily predict safety or efficacy in humans. Our products in later stage clinical trials may fail to show desired safety and efficacy, despite having progressed through preclinical or early clinical trials. Serious and potentially life-threatening side effects may be discovered during preclinical and clinical testing of our potential products or thereafter, which could delay, halt or interrupt clinical trials of our products, and could result in the FDA or other regulatory authorities denying approval of our drugs for any or all indications. In the case of patient-specific therapies such as our GVAX® lung cancer vaccine, the risks of any surgical procedure that may be required to prepare the vaccine must be considered in the evaluation of the product’s safety profile. All surgical procedures, particularly those in advanced disease settings, involve some element of risk to the patient, which must be evaluated in the context of the patient’s condition and therapeutic alternatives. Our ongoing clinical studies are now designed to exclude patients at higher risk of post-operative complications. Nonetheless, in past and current clinical trials involving patients with very advanced stages of lung cancer, a small number of patients with progressive disease have died during the period following surgical removal of their tumor and prior to administration of GVAX® vaccine. Such events will continue to be included in an ongoing assessment of the overall risk/benefit profile of this product and could adversely influence the continuation of the current study and the products’ future development.

     Clinical trials are very costly and time-consuming, especially the typically larger Phase 3 trials such as the recently initiated VITAL-1 trial of our GVAX® prostate cancer vaccine. We cannot exactly predict if and when our current clinical trials will be completed. We also cannot exactly predict when other planned clinical trials, including additional Phase 3 trials of our GVAX® cancer vaccines, will begin or be completed. The VITAL-1 trial of our GVAX® prostate cancer vaccine is our first Phase 3 clinical trial. Though we anticipate commencing our second Phase 3 clinical trial of GVAX® prostate cancer vaccine in early 2005, we cannot guarantee that we will be able to begin the Phase 3 clinical trial within that timeframe. Many factors affect patient enrollment in clinical trials, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new therapies approved for the conditions that we are investigating. In addition to delays in patient enrollment, other unforeseen developments, including delays in obtaining regulatory approvals to commence a study, delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites, lack of effectiveness during clinical trials, unforeseen safety issues, uncertain dosing issues, inability to monitor patients adequately during or after treatment, our or our investigators’ failure to comply with FDA regulations governing clinical trials, and an inability or unwillingness of medical investigators to follow our clinical protocols, could prevent or delay completion of a clinical trial and increase its costs, which could also prevent or delay any eventual commercial sale of the therapy that is the subject of the trial. Each of our Phase 3 clinical trials of GVAX® prostate cancer vaccine will compare GVAX® vaccine to a Taxotere® chemotherapy regimen, which is the currently approved standard of care for this patient group. However, there can be no assurance that this chemotherapy regimen will continue to be commonly used to treat these patients in the future. Should another chemotherapy regimen be shown to be more effective than the Taxotere® chemotherapy regimen, we may need to conduct additional comparative clinical trials in the future.

We have not been profitable in our operations (absent the gains on sales of Abgenix common stock and certain upfront or non-recurring license fees). We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.

     We have incurred an accumulated deficit since our inception. At September 30, 2004, our accumulated deficit was $217.5 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. For the nine months ended September 30, 2004, we recorded a net loss of $71.0 million, which included $12.2 million in gains on sales of our Abgenix common stock. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of research and development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our new manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve profitability.

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

     Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow. Currently, we do not have collaborative partners for the further development of our GVAX® cancer vaccines. Although we are in active discussions with potential partners for our GVAX® prostate cancer vaccine, we may not be successful in entering into collaborative partnerships on favorable terms, if at all. Certain of our oncolytic virus therapy products are being developed under our global strategic alliance with Novartis, and Novartis has future commercialization rights for these products. Also, we can give no assurance that our alliance with Novartis will continue, as Novartis periodically has the option of terminating the alliance at its discretion.

Our ability to manufacture our products is uncertain, which may delay or impair our ability to develop, test and commercialize our products.

     We have built our own manufacturing facilities to operate according to the FDA’s current Good Manufacturing Practices (cGMP) regulations for the manufacture of products for clinical trials and to support the potential commercial launch of our product candidates. We are under significant lease obligations for each of our facilities. We may be unable to establish and maintain our manufacturing facilities within our planned time and budget, which could have a material adverse effect on our product development timelines. Our manufacturing facilities will be subject to ongoing, periodic inspection by the FDA and state agencies to ensure compliance with cGMP. Our failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, may result in the termination or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. We also may encounter problems with the following:

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

     Our manufacturing facilities are subject to licensing requirements of the United States Drug Enforcement Administration (DEA), the California Department of Health Services and the Tennessee Department of Commerce and Insurance, Board of Pharmacy, referred to as the Tennessee Board of Pharmacy. While not yet subject to license by the FDA, these facilities are subject to inspection by the FDA, as well as by the DEA, the California Department of Health Services and the Tennessee Board of Pharmacy. Failure to maintain these licenses or to meet the inspection criteria of these agencies would disrupt our manufacturing processes and have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

     We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. As of September 30, 2004 we had approximately 318 patents issued or granted to us or available to us based on licensing arrangements and approximately 315 applications pending in our name or available to us based on licensing arrangements. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or whether it will be invalidated. Also, depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if our intellectual property infringes upon the rights of others.

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

     To determine the priority of inventions, the United States Patent and Trademark Office (USPTO) frequently declares interference proceedings. In Europe, patents can be revoked through opposition proceedings. These proceedings could result in an adverse decision as to the priority of our inventions.

     We are involved in several interference and opposition proceedings related to our current product portfolio and certain of our technologies. We have filed an appeal of the final decision from the USPTO relating to an interference proceeding pending since 1996 with Applied Research Systems Holding N.V. (ARS) concerning a patent and patent application related to gene activation technology. ARS has also appealed the decision. The result of the appeal is uncertain at this time. We are not currently involved in any other interference proceedings. We are also currently involved in European opposition proceedings, some of which relate to our current product portfolio and certain of our core technologies.

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

     There are many companies pursuing programs for the treatment of cancer. Some of these competitors are large pharmaceutical companies, such as Sanofi, Aventis and Bristol-Myers Squibb, which have greater experience and resources than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining FDA and other regulatory approvals of products, and in manufacturing and marketing new therapies. We are also competing with other biotechnology companies with similar experience and resources to ours, but which may have programs that are in a more advanced stage of clinical testing than ours, such as Dendreon Corporation, Antigenics, Inc. and CancerVax, Inc.

     Some competitors are pursuing product development strategies that are similar to ours, particularly with respect to our cancer vaccine and oncolytic virus therapy programs. Certain of these competitors’ products are in more advanced stages of product development and clinical trials. We compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete.

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

     Our retained ownership of Abgenix common stock represents a material portion of the total assets on our balance sheet. The common stock price of Abgenix has proven to be highly volatile. During the first nine months of 2004, the per share price of Abgenix common stock fluctuated between a high closing price of $18.55 and low closing price of $7.77. The value of our holdings of Abgenix common stock was $65.3 million at September 30, 2004 compared to $91.9 million at December 31, 2003. Movements in the price of Abgenix common stock, up or down, may exert corresponding influences on the market price of our stock.

Our stock price has fluctuated in the past and is likely to continue to be volatile in the future.

     The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2002, our stock price has fluctuated between a high closing price of $22.99 on January 3, 2002 and a low closing price of $6.38 on November 2, 2004. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, may affect our stock price:

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

Our stockholders may be diluted by the conversion of outstanding convertible senior notes or Series B redeemable convertible preferred stock.

     On October 20, 2004, we issued and sold $110.0 million aggregate principal amount of 3.125% Convertible Senior Notes due 2011. We have granted the initial purchasers of the notes a 30-day option to purchase up to an additional $35.0 million principal amount of the notes. The notes are convertible into our common stock, initially at the conversion price of $9.10 per share, equal to a conversion rate of approximately 109.8901 shares per $1,000 principal amount of notes, subject to adjustment. The holders of the notes may choose at any time to convert their notes into common stock. The number of shares of common stock issuable upon conversion of the notes, and therefore the dilution of existing common stockholders, could increase as a result of an event triggering the antidilution rights of the notes, including certain acquisitions of the Company in which 10% or more of the consideration paid for our common stock in the transaction is in the form of cash or securities that are not freely tradable.

     As of September 30, 2004, 152 shares of Series B redeemable convertible preferred stock, referred to as the Series B preferred, issued in January 2000 remained outstanding and were convertible into an aggregate of 223,538 shares of common stock as of that date. The holders of the Series B preferred may choose at any time to convert their shares into common stock. The number of shares of common stock issuable upon conversion of the Series B preferred is determined by dividing the market value of the shares to be converted by the lower of:

•	a fixed conversion price of $13.38 per share (subject to antidilution provisions); or

•	the average of certain trading prices during the ten trading days preceding such date of conversion.

     The market value of the Series B preferred is based on the outstanding carrying value from the original issuance plus the deemed dividend earned over the holding period. As of September 30, 2004, the aggregate market value for all outstanding Series B preferred was approximately $2.0 million. The number of shares of common stock issuable upon conversion of the Series B preferred, and therefore the dilution of existing common stockholders, could increase as a result of either an event triggering the antidilution rights of the Series B preferred or a decline in the market price of our common stock immediately prior to conversion of the Series B preferred. The issuance of our notes in October 2004 triggered the antidilution rights of the Series B preferred because the conversion price of the notes was lower than the fixed conversion price of the Series B preferred in effect immediately prior to the issuance of the notes. As a result of the issuance of the initial $110.0 million aggregate principal amount of notes, the fixed conversion price of the Series B preferred decreased from $14.53 per share to $13.38 per share, and the fixed conversion price will be further decreased if the initial purchasers exercise their 30-day option to purchase up to an additional $35.0 million principal amount of the notes. In the event the holders of the remaining outstanding Series B preferred do not convert their shares, the shares will automatically be converted on January 18, 2005 according to the formula described above.

     Conversion of our convertible senior notes or Series B preferred would result in issuance of additional shares of common stock, diluting existing common stockholders.

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

     Certain provisions of our certificate of incorporation, bylaws, debt instruments and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions include the adoption of a Stockholder Rights Plan, commonly known as a “poison pill.” Under the Stockholder Rights Plan, we made a dividend distribution of one preferred share purchase right for each share of our common stock outstanding as of August 21, 1995 and each share of our common stock issued after that date. In July 2000, we made certain technical changes to amend the plan and extended the term of such plan until 2010. The rights are exercisable only if an acquirer purchases 15 percent or more of our common stock or announces a tender offer for 15 percent or more of our common stock. Upon exercise, holders other than the acquirer may purchase our stock at a discount. Our Board of Directors may terminate the rights plan at any time or under certain circumstances redeem the rights. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition. These provisions and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in our management or in the control of our company, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

Due to the potential value of our strategic investments, we could be determined to be an investment company, and if such a determination were made, we would become subject to significant regulation that would adversely affect our business.

     Our non-controlling positions in Abgenix and Ceregene, along with investments of our available cash resources in certain types of fixed-income securities, could be considered “investment securities” under the Investment Company Act of 1940 (Investment Company Act), raising a question of whether we are an investment company required to register and be regulated under the Investment Company Act. Regulation under the Investment Company Act, or a determination that we failed to register when required to do so, could materially and adversely affect our business. We believe that we are primarily engaged in the research, development and commercialization of biological cancer therapies and that any investment securities are ancillary to our primary business. Nevertheless, to address any uncertainty in this regard, we have reinvested a portion of our portfolio in money market funds and U.S. government securities and limited the level of investment in corporate bonds and other instruments that could be considered “investment securities.” In addition, over time we plan to reduce the level of our investment securities by periodic sales of our holdings in Abgenix. These dispositions may be effected under unfavorable market conditions. The lower rates of return realized after the reinvestment of our investment portfolio, and any required dispositions of non-controlling investments, could adversely affect our future reported results.

Risks Related to Our Industry

In order for our products to be offered to the public, they must undergo extensive clinical testing and receive approval from the FDA, which could delay or prevent the commercialization of our products.

     Human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Preclinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before and after administration to the patient. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA, and the FDA may issue a clinical hold upon a trial if the FDA does not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. We cannot assure you that the FDA will not issue a clinical hold with respect to any of our clinical trials in the future. The results of the preclinical testing and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA in the form of a new drug application for a pharmaceutical product, and in the form of a biologics license application for a biological product, requesting approval to commence commercial sales.

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

     We have not entered into any financial instruments that would give rise to foreign currency exchange risk or commodity pricing risk. We have exposure related to the value of the number of shares of Abgenix common stock we hold, which was approximately 6.6 million shares as of September 30, 2004. In March 2004, we reinvested a portion of our investment portfolio in money market funds and U.S. government securities and reduced the level of investment in corporate bonds. We do not currently hold any derivative financial instruments nor have we entered into hedging transactions or activities.

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

Interest Rate Sensitivity
Principal Amount by Expected Maturity and Average Interest Rate
(dollars in thousands)

							Fair Value
					2008		September 30,
As of September 30, 2004	2004	2005	2006	2007	Thereafter	Total	2004
Total Investment Securities	$69,292	$41,098	$27,644	$3,236	$—	$141,270	$140,789
Average Interest Rate	1.68%	1.81%	2.20%	2.69%	—	1.84%	—
Variable Interest Rate Debt Financing, including Current Portion (1)	$—	$—	$—	$—	$60,000	$60,000	$60,000
Average Interest Rate (2)	—	—	—	—	2.47%	2.47%	—
Fixed Interest Rate Debt Financing, including Current Portion (1)	$725	$4,323	$4,475	$4,639	$21,398	$35,560	$35,560
Average Interest Rate	6.75%	6.75%	6.73%	6.73%	6.73%	6.74%	—

							Fair Value
					2008		December
As of December 31, 2003	2004	2005	2006	2007	Thereafter	Total	31, 2003
Total Investment Securities	$44,666	$72,232	$14,358	$1,950	$14,573	$147,779	$148,339
Average Interest Rate	1.53%	2.19%	2.64%	5.55%	1.35%	1.99%	—
Variable Interest Rate Debt Financing, including Current Portion (1)	$—	$—	$—	$—	$60,000	$60,000	$60,000
Average Interest Rate (2)	—	—	—	—	1.80%	1.80%	—
Fixed Interest Rate Debt Financing, including Current Portion (1)	$961	$4,323	$4,475	$4,639	$21,398	$35,796	$35,796
Average Interest Rate	6.86%	6.75%	6.73%	6.73%	6.73%	6.74%	—

(1)	In connection with our issuance of our 3.125% convertible senior notes due 2011, we fully repaid both our variable interest rate debt financing and our fixed interest rate debt financing concurrent with the initial closing on October 20, 2004.

(2)	Interest rate based upon LIBOR rate index plus a spread of 0.625 percent, and can be reset on a quarterly or semi-annual basis.

Item 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          None.

Item 6. EXHIBITS

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on November 5, 2004.

CELL GENESYS, INC.

By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Date: November 5, 2004

Exhibit Index

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