Form 10-Q
period 2005-03-31
CELL GENESYS INC
filed 2005-05-05
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of April 29, 2005, the number of outstanding shares of the Registrant’s Common Stock was 45,402,819.

CELL GENESYS, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Cell Genesys, Inc.

Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$35,795	$58,324
Short-term investments	105,405	113,347
Current portion of restricted cash and investments	3,300	3,300
Investment in Abgenix, Inc. common stock	46,375	68,503
Prepaid expenses and other current assets	806	1,184

Total current assets	191,681	244,658
Property and equipment, net	155,854	159,663
Noncurrent deferred tax assets	16,326	25,177
Deposits and other assets	5,485	5,641

	$369,346	$435,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,253	$2,888
Accrued compensation and benefits	3,108	5,071
Deferred revenue	657	2,031
Accrued facility exit costs	4,634	6,092
Other accrued liabilities	6,005	5,924
Accrued income taxes	30,274	29,954
Deferred tax liabilities	16,326	25,177
Current portion of facility lease obligation	860	786

Total current liabilities	63,117	77,923
Noncurrent portion of facility lease obligation	50,763	51,013
Commitments
Convertible senior notes	145,000	145,000
Redeemable convertible preferred stock	—	1,897
Stockholders’ equity:
Common stock	45	45
Additional paid-in capital	374,575	372,014
Accumulated other comprehensive income	9,130	31,220
Accumulated deficit	(273,284)	(243,973)

Total stockholders’ equity	110,466	159,306

	$369,346	$435,139

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2005	2004
	(in thousands, except per share data)
Revenue	$1,646	$2,584
Operating expenses:
Research and development	24,843	22,644
General and administrative	3,763	5,549

Total operating expenses	28,606	28,193

Loss from operations	(26,960)	(25,609)
Gain on sale of Abgenix, Inc. common stock	—	5,506
Interest and other income	728	1,241
Interest expense	(2,759)	(2,238)

Loss before income taxes	(28,991)	(21,100)
Income tax (provision) benefit	(320)	181

Net loss	$(29,311)	$(20,919)

Basic and diluted net loss per common share	$(0.65)	$(0.52)

Weighted average shares of common stock outstanding—basic and diluted	45,273	40,271

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(29,311)	$(20,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,432	4,156
Gain on sale of Abgenix, Inc. common stock	—	(5,506)
Changes to:
Prepaid expenses and other assets	513	(222)
Noncurrent deferred tax assets	—	(181)
Accounts payable	(1,635)	(668)
Accrued compensation and benefits	(1,963)	(1,489)
Deferred revenue	(1,374)	(1,462)
Accrued facility exit costs	(1,458)	(877)
Other accrued liabilities	81	(262)
Accrued income taxes	320	—

Net cash used in operating activities	(30,395)	(27,430)

Cash flows from investing activities:
Purchases of short-term investments	(63,747)	(165,332)
Maturities of short-term investments	24,399	5,250
Sales of short-term investments	47,328	135,031
Capital expenditures	(602)	(1,810)
Proceeds from sale of Abgenix, Inc. common stock	—	5,876

Net cash provided by (used in) investing activities	7,378	(20,985)

Cash flows from financing activities:
Proceeds from issuances of common stock	664	58,107
Payments under facility lease obligation	(176)	(111)
Payments under debt financings	—	(78)

Net cash provided by financing activities	488	57,918

Net (decrease) increase in cash and cash equivalents	(22,529)	9,503
Cash and cash equivalents at the beginning of the period	58,324	9,867

Cash and cash equivalents at the end of the period	$35,795	$19,370

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

     The consolidated financial statements include the accounts of Cell Genesys and its majority-owned subsidiary, Ceregene, Inc. through August 3, 2004, after which, as a result of a decline in Cell Genesys ownership in Ceregene, Ceregene was no longer consolidated, but is accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period.

     The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2004.

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

     The following table illustrates, pursuant to SFAS 123, and as amended by SFAS No. 148, the effect on net loss and loss per common share, had compensation costs for stock-based employee compensation plans been determined based upon the fair value method prescribed under SFAS 123 using the straight-line method of accounting for vesting:

	Three months ended March 31,
	2005	2004
	(in thousands, except per share data)
Net loss	$(29,311)	$(20,919)
Deduct:
Stock-based compensation expense determined under SFAS 123, net of related taxes	(2,537)	(3,288)

Pro forma net loss	$(31,848)	$(24,207)

Basic and diluted loss per share, as reported	$(0.65)	$(0.52)
Basic and diluted pro forma loss per share	$(0.70)	$(0.60)

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in FASB Statement 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (SEC) announced a delay in the effectiveness of SFAS 123R of up to six months from the original effective date. We expect to adopt SFAS 123R on January 1, 2006.

3. Loss Per Share

     Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share includes the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (stock options and convertible debt) were anti-dilutive for all periods presented, they have been excluded from the computation of shares used in computing diluted loss per share. These outstanding securities consisted of the following (in thousands of shares, except per share data):

Three months ended
March 31, 2005
(in thousands, except
per share data)
Convertible senior notes, convertible into the following number of shares of the Company’s common stock	15,934
Outstanding stock options to purchase the following number of shares of the Company’s common stock	8,818
Weighted average exercise price per share of stock options	$ 11.54

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

	Three months ended March 31,
	2005	2004
	(in thousands)
Net loss	$(29,311)	$(20,919)
Other comprehensive income (loss):
(Decrease) increase in unrealized gain on investments, net of tax	(22,187)	4,903
Less: reclassification adjustment for losses (gains) recognized in net loss, net of tax	97	(3,831)

Comprehensive loss	$(51,401)	$(19,847)

5. Accrued Facility Exit Costs

     As of December 31, 2004, the Company had accrued approximately $6.1 million in facility exit costs associated with the move of its corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. No additional facility exist costs were accrued during the three months ended March 31, 2005. In the quarter ended March 31, 2004, the Company accrued approximately $1.1 million of additional facility exit costs, which reflected the change in estimate related to the decreasing probability that the Company would be able to sublet the exited facility. The decrease in the accrued amount from 2004 to 2005 relates to the ongoing cash payments of the obligation.

6. Related Parties

     In August 2004, Ceregene, Inc., previously a majority-owned subsidiary of the Company, announced an initial closing of a $32.0 million Series B preferred stock financing. The Company participated in the financing through the conversion of a bridge loan into shares of Ceregene’s Series B preferred stock. Immediately following that financing, the Company owned approximately 25% of Ceregene’s capital stock on a fully diluted basis. Neither the financial position nor operating results for Ceregene have been consolidated by Cell Genesys subsequent to August 3, 2004. As of March 31, 2005, the Company’s investment in Ceregene was accounted for under the equity method of accounting as a result of the Company’s reduced ownership position in Ceregene. As of March 31, 2005, the Company’s cost basis in its investment in Ceregene is zero; consequently, the Company does not expect to recognize future losses from Ceregene under the equity method of accounting. At the time of the deconsolidation, the Company recorded a liability of approximately $0.2 million for a Cell Genesys guarantee of certain secured indebtedness of Ceregene. The guarantee extends into the year 2006.

     Commencing August 4, 2004, Ceregene is considered to be a related party. For the quarter ended March 31, 2005, the Company recorded revenue of $29,000 from Ceregene under a contract manufacturing arrangement and technology license revenue of $26,000 under the same agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks that may affect us under “Other Factors Affecting Future Operations” below. We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004 and in other documents filed by us from time to time with the Securities and Exchange Commission.

Overview

     We are a biotechnology company focused on the research, development and commercialization of biological therapies for patients with cancer. We are currently developing cell-based cancer vaccines, oncolytic virus therapies and antiangiogenesis therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been genetically modified during product development to impart disease-fighting characteristics that are not found in conventional therapeutic agents. As part of our GVAX® cancer vaccines program, we are conducting a Phase 3 clinical trial in prostate cancer, are in ongoing Phase 2 clinical trials in lung cancer, pancreatic cancer and leukemia, and are in a Phase 1/2 clinical trial for multiple myeloma. We initiated our Phase 3 clinical trial for GVAX® vaccine for prostate cancer in July 2004. In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG, we are conducting a Phase 1/2 clinical trial of CG7870 in combination with Taxotere® chemotherapy in advanced-stage prostate cancer patients and recently initiated a Phase 1 clinical trial of CG0070 in recurrent bladder cancer. We also have preclinical programs evaluating potential therapies for multiple types of cancer.

First Quarter 2005 and Other Recent Highlights:

•	Reported that GVAX® cancer vaccine and antiangiogenesis agents that block vascular endothelial growth factor (VEGF) exhibited synergistic antitumor activity when tested in a mouse tumor model. Tumor-bearing mice treated with a GVAX® cancer vaccine combined with VEGF blockade had a statistically significant 48% improvement in the median duration of survival compared to controls (p=0.009), which was not seen in mice treated with VEGF blockade alone or GVAX® cancer vaccine alone. We presented these preclinical data at the American Association for Cancer Research (AACR) Meeting in April 2005.

•	Announced the development of a proprietary gene expression technology that enables the production of full-length monoclonal antibodies at commercially relevant levels from a single production cell line. This potential breakthrough, which employs adeno-associated viral (AAV) or other viral-based genetic engineering and a unique genetic linkage, may have broad application in commercial scale production of monoclonal antibodies and other complex therapeutic proteins, as well as in the long-term administration of therapeutic antibodies to patients. We reported this work in the April 2005 online issue of the journal, Nature Biotechnology.

•	Announced the initiation of a Phase 1 clinical trial of CG0070, an oncolytic virus therapy with specificity for multiple cancers, which will initially be evaluated in patients with recurrent bladder cancer. CG0070 is the first “armed” oncolytic virus therapy developed by Cell Genesys, so-named because it has been engineered to include the therapeutic gene for GM-CSF, an immune stimulating hormone which also serves as the adjuvant in our GVAX® cancer vaccine platform. Preclinical studies have shown that CG0070 can potentially destroy cancer cells by two different mechanisms: direct cell killing by the virus and immune-mediated cell killing stimulated by GM-CSF.

Critical Accounting Policies

     We consider certain accounting policies related to revenue recognition, lease accounting, income taxes and stock option valuation to be critical policies. There have been no material changes in our critical accounting policies from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 14, 2005.

Revenue recognition

     Since our inception, a substantial portion of our revenue has been generated from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically includes upfront payments, cost reimbursements and milestone payments.

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

Lease accounting

     We record our obligations under facility operating lease agreements as rent expense. As of March 31, 2005, we had accrued approximately $4.6 million for estimated lease exit costs associated with the move of our corporate headquarters to, net of subleases, South San Francisco, California in March 2003 and the related vacancy in Foster City, California. This amount reflects the net remaining lease payments due under related lease contracts. We will actively pursue subleasing of the remaining vacant space in our former headquarter facilities in Foster City, California until these leases expire in January 2006. If we are able to sublease additional portions of our Foster City properties, our net lease costs may be less than the amount accrued as of March 31, 2005.

Income taxes

     We establish accruals for certain tax contingencies when we believe that certain tax positions may be challenged and that our positions may not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The IRS is currently examining the 2000 tax year. As of March 31, 2005, we recorded an additional $0.3 million related to potential interest. As of March 31, 2005 and March 31, 2004 we had accrued approximately $30.3 million and $30.0 million, respectively, in tax contingencies and related interest. Our tax contingency accruals have been reclassified from noncurrent income tax liabilities to current liabilities within the balance sheet.

     The nature of these tax matters is uncertain and subject to change. As a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the outcome of these matters. An outcome of such matters different than previously estimated could materially impact our financial position or results of operations in the year of resolution.

     Our income tax benefits during the past three years have been based on our determination of deferred tax assets and liabilities and any valuation allowances that we believe might be required against these deferred tax assets. We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. We have considered anticipated future taxable income, including future taxable income that may result from future sales of holdings of our Abgenix common stock, and potential tax planning strategies in assessing the need for valuation allowances. Certain of these determinations require judgment on the part of management. If we determine that we will be able to realize our deferred tax assets in the future in excess of the carrying value of our net deferred tax assets, adjustments to the deferred tax assets will increase income by reducing tax expense in the period that we make such determination. Likewise, if we determine that we will not be able to realize all or part of the carrying value of our net deferred tax assets in the future, adjustments to the deferred tax assets will decrease income by increasing tax expense in the period that we make such determination. If our investment in Abgenix common stock were to suffer a significant decline in value, we may be required to reverse tax benefits in future periods that were previously recorded. Significant estimates are required in determining our income tax benefits. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws and regulations, our future levels of spending for research and development, and changes in our overall level of pre-tax earnings or losses. We believe that our reserves for these uncertainties currently are adequate.

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

Results of Operations

Revenue

     Revenues were $1.6 million for the three months ended March 31, 2005 compared to $2.6 million for the corresponding period in 2004, as shown in the following table (in thousands):

	Three months ended March 31,
	2005	2004
Novartis AG	$1,374	$1,497
sanofi-aventis Group	—	1,000
Ceregene, Inc.	55	—
Other	217	87

	$1,646	$2,584

     Revenues for the three months ended March 31, 2005 included $1.4 million from Novartis recognized in connection with our global alliance for the development and commercialization of oncolytic virus therapies, and $0.3 million in connection with various technology license agreements, as well as a contract manufacturing and license agreement with Ceregene, Inc., a former subsidiary of the Company. Revenues for the three months ended March 31, 2004 included $1.0 million pursuant to the sanofi-aventis Group license agreement.

Research and development expenses

     Research and development expenses were $24.8 million for the three months ended March 31, 2005 compared to $22.6 million for the corresponding period in 2004. The increase in 2005 compared to 2004 is primarily attributed to our expanding clinical trials and other product development activities in both our GVAX® cancer vaccines and oncolytic virus therapy programs. In July 2004, we initiated our first Phase 3 clinical trial, which compares GVAX® vaccine for prostate cancer to Taxotere® chemotherapy in patients with advanced prostate cancer without cancer-related pain. Our second Phase 3 clinical trial, which we expect to be ready to start in the first half of 2005, will compare GVAX® vaccine for prostate cancer plus Taxotere® chemotherapy to Taxotere® chemotherapy alone in advanced prostate cancer patients. We expect that our research and development expenditures and headcount may continue to increase in future years to support expanded, more advanced and more numerous clinical trials. Additional information concerning our product candidates and their phases of development can be found in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 14, 2005 and in the First Quarter 2005 and Other Recent Highlights section included under Item 2 of this Quarterly Report on Form 10-Q.

General and administrative expenses

     General and administrative expenses were $3.8 million for the three months ended March 31, 2005 compared to $5.5 million in the corresponding period in 2004. The decrease in general and administrative expenses can be attributed to the lease exit costs accrual associated with the move of our headquarters to South San Francisco, California in March 2003 of approximately $1.1 million which was recorded in the three months ended March 31, 2004, as well as the deconsolidation of Ceregene, our previously majority-owned subsidiary. Future spending for general and administrative costs may increase in the future in order to support our growing infrastructure needs, particularly in manufacturing.

Gain on sale of Abgenix common stock

     We did not sell any of our Abgenix common stock during the three months ended March 31, 2005. For the three months ended March 31, 2004 we recorded a gain of $5.5 million associated with the sale of shares of Abgenix common stock in that quarter. At March 31, 2005, we continued to hold approximately 6.6 million shares of Abgenix common stock, which had a fair market value of approximately $46.4 million as of that date.

Interest and other income

     Interest and other income was $0.7 million for the three months ended March 31, 2005 compared to $1.2 million for the corresponding period in 2004. The decrease in 2005 compared to 2004 is attributed to higher realized gain on sales of investments in 2004.

Interest expense

     Interest expense was $2.8 million for the three months ended March 31, 2005 compared to $2.2 million for the corresponding period in 2004. The increase in 2005 compared to 2004 is primarily attributed to interest expense associated with the $145.0 million convertible senior notes issuances completed in October and November 2004. The proceeds from those issuances were subsequently used to pay off bank debt totaling $95.0 million, thereby eliminating restrictions on $60.0 million of cash.

Income taxes

     We recorded a tax provision of $0.3 million for the three months ended March 31, 2005 compared to $0.2 million tax benefit for the corresponding period in 2004. The tax provision relates to accrued interest on our tax reserve liability. As of March 31, 2005 and March 31, 2004, we had tax reserve balances of $30.3 million and $30.0 million, respectively representing reserves we have recorded in previous years. During the quarter ended March 31, 2004, we recorded a tax benefit related to net operating losses that may be realizable based on our estimate of future taxable income, including future taxable income that may result from future sales of holdings of our Abgenix common stock.

Liquidity and Capital Resources

     At March 31, 2005, we had approximately $144.5 million in cash, cash equivalents and short-term investments, of which $3.3 million is classified as restricted, related to letters of credit on our corporate headquarters facility in South San Francisco, California and our cGMP facilities in San Diego and Hayward, California. We have maintained our financial position through strategic management of our resources including our holdings in Abgenix common stock, funding from various corporate collaborations and licensing agreements and the availability of debt and equity financing. At March 31, 2005 we continued to hold approximately 6.6 million shares of Abgenix common stock, which had a fair market value of approximately $46.4 million as of that date. Additionally, in February 2003, our shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which allowed us to offer up to $150.0 million of securities on short notice in one or more public offerings. We used this shelf registration in March 2004 to complete a public offering of 4,887,500 shares of our common stock, resulting in gross proceeds of $61.1 million. Although up to $88.9 million may still be offered under the shelf registration, there can be no assurance that we will be able to issue any of the remaining securities under this shelf registration on acceptable terms, or at all.

     Net cash used in operating activities was $30.4 million for the three months ended March 31, 2005 compared to $27.4 million for the corresponding period in 2004. The increase was due to a $3.0 million higher loss from operations of in quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, attributable to the absence of gains from the sales of Abgenix equity, the timing of revenue payments from certain licensing agreements, and increased expenses from product development activities. Cash requirements for operating activities may increase in future periods, due in part to costs related to the Phase 3 trial that was initiated in 2004 and a second Phase 3 trial that we expect to initiate in 2005, partially offset by reduced costs in other programs. The timing of these cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish manufacturing and marketing capabilities for any products that we may develop.

     Net cash provided by investing activities for the three months ended March 31, 2005 was $7.4 million. Net cash used in investing activities was $21.0 million for the three months ended March 31, 2004. Purchases and sales of short-term investments in the 2004 period were a result of the restructuring of our investment portfolio to move investments out of corporate debt securities and primarily into short-term U.S. government securities and cash equivalents. Capital expenditures decreased to $0.6 million during the three months ended March 31, 2005 from $1.8 during the corresponding period in 2004. Finally, net cash used in investing activities in the 2004 period was partially offset by $5.9 million in proceeds from the sale of Abgenix common stock. We did not sell any Abgenix common stock during the three months ended March 31, 2005.

     Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2005 compared to $57.9 million for the corresponding period in 2004. In March 2004, we completed a public offering of 4,887,500 shares of our common stock. The shares were priced at $12.50 per share resulting in gross proceeds of $61.1 million. We received net proceeds from this offering of $57.2 million. We did not complete any significant financing activities during the three months ended March 31, 2005.

     We have financed our operations primarily through the sale of equity securities, funding under collaborative arrangements, sales of Abgenix common stock, sales of convertible notes, and secured and unsecured debt financing.

     Our retained ownership of Abgenix common stock represents a material portion of our working capital. The common stock price of Abgenix has proven to be volatile, which has a direct impact on our liquidity and capital resources. To the extent that we continue to hold a substantial amount of these shares, our working capital position can be expected to continue to fluctuate in future periods. The value of our investment in Abgenix common stock was $46.4 million at March 31, 2005, as compared to $68.5 million at December 31, 2004.

     In July 2003, we received $28.5 million from Novartis in connection with a global alliance for the development and commercialization of oncolytic virus therapies. As result of this agreement, we recorded $10.0 million in deferred revenue to be recognized over the development periods of certain specified oncolytic virus programs. During the quarter ended March 31, 2005, we recognized $1.4 million of the deferred revenue, and as of March 31, 2005 $0.6 million remained deferred for future recognition. We expect to recognize and spend these remaining funds in 2005.

     In October and November 2004, we issued and sold a total of $145.0 million aggregate principal amount of 3.125% Convertible Senior Notes due 2011 in a private placement. We received approximately $139.9 million in net proceeds after deducting the initial purchasers’ discount and estimated offering expenses. We used a portion of the proceeds from the sale of the notes to repay $95.0 million of outstanding bank loans, thereby eliminating restrictions on $60.0 million of cash. We intend to use the remainder of the proceeds for general corporate purposes.

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

OTHER FACTORS AFFECTING FUTURE OPERATIONS

     Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline, and our ability to repay our convertible notes could be impaired, due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004, including our consolidated financial statements and related notes.

Risks Related to Our Company

Our potential products are in developmental stage, are not approved for commercial sale and might not ever receive regulatory approval or become commercially viable.

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

Our potential products must undergo exhaustive clinical testing and may not prove to be safe or effective. If any of our proposed products are delayed or fail, we may have to curtail our operations.

     There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercially successful products. Clinical trials may be suspended or terminated if safety issues are identified, if our investigators or we fail to comply with regulations governing clinical trials or for other reasons. Although we are testing some of our proposed products and therapies in human clinical trials, we cannot guarantee that we, the United States Food and Drug Administration (FDA), foreign regulatory authorities or the Institutional Review Boards at our research institutions will not suspend or terminate any of our clinical trials, that we will be permitted to undertake human clinical trials for any of our other products or that adequate numbers of patients can be recruited for our clinical trials. Also, the results of this testing might not demonstrate the safety or efficacy of these products. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Preclinical and clinical data can be interpreted in many different ways, and FDA or foreign regulatory officials could interpret data that we consider promising differently, which could halt or delay our clinical trials or prevent regulatory approval. Finally, even if our products proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at reasonable cost or that such a product will be successfully marketed.

     Our programs utilize new technologies. Existing preclinical and clinical data on the safety and efficacy of our programs are limited. Our GVAX® cancer vaccines and oncolytic virus therapies are currently being tested in human clinical trials to determine their safety and efficacy. None of our other products or therapies under development is in human clinical trials. The results of preclinical or earlier stage clinical trials do not necessarily predict safety or efficacy in humans. Our products in later stage clinical trials may fail to show desired safety and efficacy, despite having progressed through preclinical or early clinical trials. Serious and potentially life-threatening side effects may be discovered during preclinical and clinical testing of our potential products or thereafter, which could delay, halt or interrupt clinical trials of our products, and could result in the FDA or other regulatory authorities denying approval of our drugs for any or all indications. In the case of patient-specific therapies such as our GVAX® vaccine for lung cancer, the risks of any surgical procedure that may be required to prepare the vaccine must be considered in the evaluation of the product’s safety profile. All surgical procedures, particularly those in advanced disease settings, involve some element of risk to the patient, which must be evaluated in the context of the patient’s condition and therapeutic alternatives. Our ongoing clinical studies are now designed to exclude patients at higher risk of post-operative complications. Nonetheless, in past and current clinical trials involving patients with very advanced stages of lung cancer, a small number of patients with progressive disease have died during the period following surgical removal of their tumor and prior to administration of GVAX® vaccine. Such events will continue to be included in an ongoing assessment of the overall risk/benefit profile of this product and could adversely influence the continuation of the current study and the products’ future development.

     Clinical trials are very costly and time-consuming, especially the typically larger Phase 3 clinical trials such as the recently initiated VITAL-1 trial of our GVAX® vaccine for prostate cancer. We cannot exactly predict if and when our current clinical trials will be completed. We also cannot exactly predict when other planned clinical trials, including additional Phase 3 clinical trials of our GVAX® cancer vaccines, will begin or be completed. The VITAL-1 trial of our GVAX® vaccine for prostate cancer is our first Phase 3 clinical trial. Though we anticipate commencing our second Phase 3 clinical trial of GVAX® vaccine for prostate cancer, the VITAL-2 trial, during the first half of 2005, we cannot guarantee that we will be able to begin the VITAL-2 Phase 3 clinical trial within that timeframe. Many factors affect patient enrollment in clinical trials, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new therapies approved for the conditions that we are investigating. In addition to delays in patient enrollment, other unforeseen developments, including delays in obtaining regulatory approvals to commence a study, delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites, lack of effectiveness during clinical trials, unforeseen safety issues, uncertain dosing issues, inability to monitor patients adequately during or after treatment, our or our investigators’ failure to comply with FDA and other applicable regulations governing clinical trials, and an inability or unwillingness of medical investigators to follow our clinical protocols, could prevent or delay completion of a clinical trial and increase its costs, which could also prevent or delay any eventual commercial sale of the therapy that is the subject of the trial. Each of our two Phase 3 clinical trials of GVAX® vaccine for prostate cancer involves a comparison to a Taxotere® chemotherapy regimen, which is the currently approved standard of care for this patient group. However, there can be no assurance that this chemotherapy regimen will continue to be commonly used to treat these patients in the future. Should another chemotherapy regimen be shown to be more effective than the Taxotere® chemotherapy regimen, we may need to conduct additional comparative clinical trials in the future.

We have not been profitable in our operations (absent the gains on sales of Abgenix common stock and certain upfront or non-recurring license fees). We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.

     We have incurred an accumulated deficit since our inception. At March 31, 2005, our accumulated deficit was $273.3 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. For the three months ended March 31, 2005, we recorded a net loss of $29.3 million. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of research and development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our new manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve profitability.

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

     Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow. Currently, we do not have collaborative partners for the further development of our GVAX® cancer vaccines. Although we are in active discussions with potential partners for our GVAX® vaccine for prostate cancer, we may not be successful in entering into collaborative partnerships on favorable terms, if at all. Certain of our oncolytic virus therapy products are being developed under our global strategic alliance with Novartis, and Novartis has certain future commercialization rights for these products. Also, we can give no assurance that our alliance with Novartis will continue, as Novartis periodically has the option of terminating the alliance at its discretion.

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

     We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. As of March 31, 2005 we had approximately 328 patents issued or granted to us or available to us based on licensing arrangements and approximately 325 applications pending in our name or available to us based on licensing arrangements. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or whether it will be invalidated. Also, depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if our intellectual property infringes upon the rights of others.

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

     Our retained ownership of Abgenix common stock represents a material portion of the total assets on our balance sheet. The common stock price of Abgenix has proven to be highly volatile. During twelve months ended March 31, 2005, the per share price of Abgenix common stock fluctuated between a high closing price of $18.55 and low closing price of $7.00. The value of our holdings of Abgenix common stock was $46.4 million at March 31, 2005 compared to $68.5 million at December 31, 2004. Movements in the price of Abgenix common stock, up or down, may exert corresponding influences on the market price of our stock.

The prices of our common stock and convertible senior notes are likely to continue to be volatile in the future.

     The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2002, our stock price has fluctuated between a high closing price of $22.99 on January 3, 2002 and a low closing price of $4.50 on April 13, 2005. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. The following factors, among others, may affect the prices of our common stock and notes:

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

Due to the potential value of our investments, we could be determined to be an investment company, and if such a determination were made, we would become subject to significant regulation that would adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Equity Price Risk

     We are subject to risk associated with our retained ownership in Abgenix common stock. The value of our holdings of Abgenix common stock was $46.4 million at March 31, 2005 compared to $68.5 million at December 31, 2004. Each 10% decrease in market value of these securities would result in a decrease in value of approximately $4.6 million and $6.9 million from the fair value of those investments at March 31, 2005 and December 31, 2004, respectively.

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

Interest Rate Sensitivity
Principal Amount by Expected Maturity and Average Interest Rate
(Dollars in thousands)

							Fair Value
					2009		March 31,
As of March 31, 2005	2005	2006	2007	2008	Thereafter	Total	2005
Total Investment Securities	$66,715	$44,512	$20,488	$3,968	$4,395	$140,078	$139,468
Average Interest Rate	2.90%	2.66%	3.27%	3.05%	3.73%	2.91%	—
Fixed Interest Rate
Convertible Senior Notes	$3,398	$4,531	$4,531	$4,531	$157,838	$174,829	$145,000
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—

							Fair Value
					2009		December 31,
As of December 31, 2004	2005	2006	2007	2008	Thereafter	Total	2004
Total Investment Securities	$115,112	$37,340	$10,976	$—	$—	$163,428	$162,779
Average Interest Rate	2.39%	2.27%	2.46%	—	—	2.37%	—
Fixed Interest Rate
Convertible Senior Notes	$4,531	$4,531	$4,531	$4,531	$157,838	$175,962	$145,000
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—

Item 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls over Financial Reporting

     There were no significant changes made to our internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     During the first quarter of 2005, we implemented an Enterprise Resource Planning (ERP) system, and, as a result, we have refined our procedures surrounding database infrastructure and architecture, administrative policies and procedures, and security as they relate to the implementation of this ERP system. Our disclosure controls and procedures relating to processing information from these areas of our business have been adjusted accordingly.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On January 18, 2005, all of the Company’s 152 outstanding shares of Series B redeemable convertible preferred stock issued in January 2000 automatically converted into 275,622 shares of the Company’s common stock at an effective conversion price of $6.895 per share. In accordance with their terms, the shares of the Company’s Series B preferred automatically converted into shares of the Company’s common stock on the five-year anniversary of their issuance, according to a predetermined formula. The total carrying amount of the preferred shares converted, including imputed dividends, was approximately $1.9 million. The conversion into common stock constituted an exchange with existing security holders without payment for any solicitation, and was therefore exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Following the conversion, no shares of the Company’s Series B preferred remained outstanding.

     During the quarter ended March 31, 2005, the Company did not purchase any of its equity securities registered pursuant to Section 12 of the Exchange Act.

Item 6. EXHIBITS

Exhibit
Number	Description
10.1	Contract of Employment between Cell Genesys and Robert J. Dow

10.2	Change of Control Severance Agreement between Cell Genesys and Robert J. Dow

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on May 5, 2005.

CELL GENESYS, INC.

By:	/s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Contract of Employment between Cell Genesys and Robert J. Dow

10.2	Change of Control Severance Agreement between Cell Genesys and Robert J. Dow

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)