Form 10-Q
period 2005-06-30
CELL GENESYS INC
filed 2005-08-08
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period From ______ to ______
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of July 29, 2005, the number of outstanding shares of the Registrant’s Common Stock was 45,374,465.

CELL GENESYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
Cell Genesys, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$19,088	$58,324
Short-term investments	98,185	113,347
Restricted cash and investments	3,300	3,300
Investment in Abgenix, Inc. common stock	56,843	68,503
Prepaid expenses and other current assets	2,064	1,184

Total current assets	179,480	244,658
Property and equipment, net	152,189	159,663
Noncurrent deferred tax assets	20,513	25,177
Deposits and other assets	5,163	5,641

	$357,345	$435,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,444	$2,888
Accrued compensation and benefits	3,842	5,071
Deferred revenue	—	2,031
Accrued facility exit costs	3,322	6,092
Other accrued liabilities	4,800	5,924
Accrued income taxes	30,629	29,954
Deferred tax liabilities	20,513	25,177
Current portion of facility lease obligation	936	786
Accrued restructuring charges	353	—

Total current liabilities	67,839	77,923

Noncurrent portion of facility lease obligation	50,489	51,013
Commitments
Convertible senior notes	145,000	145,000
Redeemable convertible preferred stock	—	1,897
Stockholders’ equity:
Common stock	45	45
Additional paid-in capital	374,820	372,014
Accumulated other comprehensive income	19,852	31,220
Accumulated deficit	(300,700)	(243,973)

Total stockholders’ equity	94,017	159,306

	$357,345	$435,139

See accompanying notes

Condensed Consolidated Statements of Operations
Cell Genesys, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Revenue	$2,782	$2,462	$4,428	$5,046
Operating expenses: Research and development	23,199	24,097	48,042	46,741
General and administrative	3,945	5,115	7,708	10,664
Restructuring charges	853	—	853	—

Total operating expenses	27,997	29,212	56,603	57,405

Loss from operations	(25,215)	(26,750)	(52,175)	(52,359)
Gain on sale of Abgenix, Inc. common stock	—	6,474	—	11,980
Interest and other income	804	309	1,532	1,550
Interest expense	(2,651)	(2,213)	(5,410)	(4,451)

Loss before income taxes	(27,062)	(22,180)	(56,053)	(43,280)
Income tax provision	(354)	(3,839)	(674)	(3,658)

Net loss	$(27,416)	$(26,019)	$(56,727)	$(46,938)

Basic and diluted net loss per common share	$(0.60)	$(0.58)	$(1.25)	$(1.11)

Weighted average shares of common stock outstanding — basic and diluted	45,411	44,667	45,342	42,469

See accompanying notes

Condensed Consolidated Statements of Cash Flows
Cell Genesys, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(56,727)	$(46,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,831	8,390
Gain on disposal of property and equipment	(43)	(5)
Gain on sale of Abgenix, Inc. common stock	—	(11,980)
Non-employee stock-based compensation	—	105
Changes to:
Prepaid expenses and other assets	(445)	(670)
Noncurrent deferred tax assets	—	3,658
Accounts payable	556	(933)
Accrued compensation and benefits	(1,229)	(658)
Deferred revenue	(2,031)	(3,030)
Accrued facility exit costs	(2,770)	(872)
Accrued restructuring charges	353	—
Other accrued liabilities	(1,124)	(191)
Accrued income taxes	675	—

Net cash used in operating activities	(53,954)	(53,124)

Cash flows from investing activities:
Purchases of short-term investments	(74,448)	(176,752)
Maturities of short-term investments	38,030	5,250
Sales of short-term investments	51,872	170,498
Capital expenditures	(1,314)	(2,253)
Proceeds from disposal of property and equipment	43	50
Proceeds from sale of Abgenix, Inc. common stock	—	12,720

Net cash provided by investing activities	14,183	9,513

Cash flows from financing activities:
Proceeds from issuances of common stock	909	58,169
Payments under facility lease obligation	(374)	(242)
Payments under debt financings	—	(157)

Net cash provided by financing activities	535	57,770

Net (decrease) increase in cash and cash equivalents	(39,236)	14,159
Cash and cash equivalents at the beginning of the period	58,324	9,867

Cash and cash equivalents at the end of the period	$19,088	$24,026

See accompanying notes

Notes to Condensed Consolidated Financial Statements
Cell Genesys, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	Organization and Basis of Presentation
     We have focused our research and product development efforts on biological therapies for patients with cancer. Our objective is to develop and commercialize cell-based cancer vaccines and oncolytic virus therapies to treat different types of cancer. Our current clinical-stage programs include both GVAX® cancer vaccines and oncolytic virus therapies.
     The consolidated financial statements include our accounts and those of our previously majority-owned subsidiary, Ceregene, Inc. After August 3, 2004, due to a decline in our ownership in Ceregene, Ceregene was no longer consolidated, and is now accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period.
     The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 10-K for the year ended December 31, 2004.
2.	Stock-Based Compensation
     In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and to adopt the “disclosure only” alternative described in SFAS 123. Under APB 25, when the exercise price of our employee stock options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying stock on the date of the grant as determined by our Board of Directors, no compensation expense is recognized.
     The following table illustrates, pursuant to SFAS 123, and as amended by SFAS No. 148, the effect on net loss and loss per common share, had compensation costs for stock-based employee compensation plans been determined based upon the fair value method prescribed under SFAS 123 using the straight-line method of accounting for vesting:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except share data)
Net loss	$(27,416)	$(26,019)	$(56,727)	$(46,938)
Deduct:
Stock-based compensation expense determined under SFAS 123, net of related taxes	(2,443)	(3,287)	(4,980)	(6,520)

Pro forma net loss	$(29,859)	$(29,306)	$(61,707)	$(53,458)

Basic and diluted loss per common share, as reported	$(0.60)	$(0.58)	$(1.25)	$(1.11)
Basic and diluted pro forma loss per common share	$(0.66)	$(0.66)	$(1.36)	$(1.26)
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (SEC) announced a delay in the effectiveness of SFAS 123R of up to six months from the original effective date. We will adopt SFAS 123R on January 1, 2006 and its adoption will have a material impact on our results of operations and financial condition.

3.	Loss Per Share
     Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share includes the impact of potentially dilutive securities. As our potentially dilutive securities (stock options and convertible debt) were anti-dilutive for all periods presented, they have been excluded from the computation of shares used in computing diluted loss per share. These outstanding securities consisted of the following (in thousands of shares, except per share data):

Six months ended
June 30, 2005
(in thousands, except per share data)
Convertible senior notes, convertible into the following number of shares of our common stock	15,934
Outstanding stock options to purchase the following number of shares of our common stock	8,706
Weighted average exercise price per share of stock options	$11.34
4.	Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to our stockholders’ equity that are excluded from net loss. Other comprehensive income (loss) includes solely unrealized gains or losses on our available-for-sale securities, including our holdings of Abgenix, Inc. common stock, net of tax. The following table presents the calculation of comprehensive income (loss):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Net loss	$(27,416)	$(26,019)	$(56,727)	$(46,938)
Other comprehensive income (loss):
Increase (decrease) in unrealized gain on investments, net of tax	10,769	(8,379)	(11,418)	(3,476)
Less: reclassification adjustment for gains (losses) recognized in net loss, net of tax	(47)	(4,070)	50	(7,901)

Comprehensive loss	$(16,694)	$(38,468)	$(68,095)	$(58,315)

5.	Accrued Facility Exit Costs
     As of December 31, 2004, we had accrued approximately $6.1 million in facility exit costs associated with the move of our corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. No additional facility exit costs were accrued during the six months ended June 30, 2005. In the three and six months ended June 30, 2004, we accrued $0.8 million and $1.8 million, respectively, of additional facility costs, which reflected the change in estimate related to the decreasing probability that we would be able to sublet the exited facility. The decrease in the accrued amount from 2004 to 2005 relates to the ongoing cash payments of the obligation.
6.	Related Parties
     In August 2004, Ceregene, Inc., previously our majority-owned subsidiary, announced an initial closing of a $32.0 million Series B preferred stock financing. We participated in the financing through the conversion of a bridge loan into shares of Ceregene’s Series B preferred stock. Immediately following that financing, we owned approximately 25% of Ceregene’s capital stock on a fully diluted basis. Neither the financial position nor operating results for Ceregene have been consolidated subsequent to August 3, 2004. As of June 30, 2005, our investment in Ceregene was accounted for under the equity method of accounting as a result of our reduced ownership position in Ceregene. As of June 30, 2005, our cost basis in our investment in Ceregene is zero; consequently, we do not expect to recognize future losses from Ceregene under the equity method of accounting. At the time of the deconsolidation, we recorded a liability of approximately $0.2 million for our guarantee of certain secured indebtedness of Ceregene. The guarantee extends into the year 2006.
     Commencing August 4, 2004, Ceregene is considered to be a related party. We recorded a contract manufacturing arrangement and technology license revenue from Ceregene of $10,000 and $64,000, respectively, for the three and six months ended June 30, 2005.

     On July 1, 2005, Ceregene, Inc. announced the second closing of its Series B preferred stock financing. We participated in the financing through conversion of a portion of the remaining bridge loan and accrued interest as of June 30, 2005 into shares of Ceregene’s Series B preferred stock. Immediately following the financing, we continued to own approximately 25% of Ceregene’s capital stock on a fully diluted basis.
7.	Restructuring Charges
     On June 7, 2005, we announced the implementation of a strategic restructuring of our business operations to focus resources on our most advanced and most promising product development programs. We intend to deploy the majority of our resources going forward to advance GVAX® vaccine for prostate cancer currently in Phase 3 development, as well as GVAX® vaccine for leukemia and GVAX® vaccine for pancreatic cancer, both of which are in Phase 2 development. In the oncolytic virus therapy program, the priorities will be CG0070, which recently entered clinical trials for recurrent bladder cancer, and CG5757, both of which could be evaluated in multiple types of cancer in the future. We will be discontinuing all other clinical programs as soon as feasible.
     As a result of these and other related portfolio decisions, we plan to sell our San Diego manufacturing operation for viral products and will reduce our operations in Memphis from manufacturing to product distribution. In addition, we eliminated approximately 95 positions. These personnel and operating site decisions are expected to reduce our current annualized operating expenses, excluding one-time personnel related restructuring costs estimated at $1.9 million and prior to any increased expenditures in GVAX® vaccine for prostate cancer. As of June 30, 2005, we recorded personnel related restructuring charges of $853,000, of which $500,000 has been paid thus far. We expect further personnel related restructuring charges and, depending on the outcome of our efforts to sell the San Diego operation, these amounts may reach $1.0 million. Non-personnel related restructuring charges may also occur depending on the outcome of our efforts to sell the San Diego operation or to sublet the excess space in Memphis.

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
Overview
     We are a biotechnology company focused on the development and commercialization of novel biological therapies for patients with cancer. We are currently developing cell-based cancer vaccines and oncolytic virus therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been genetically modified during product development to impart disease-fighting characteristics that are not found in conventional therapeutic agents. As part of our GVAX® cancer vaccines program, we are conducting two Phase 3 clinical trials in prostate cancer and one Phase 2 trial in each of pancreatic cancer and leukemia. We initiated our Phase 3 clinical trials for GVAX® vaccine for prostate cancer in July 2004 and June 2005, each under a Special Protocol Assessment (SPA) with the United States Food and Drug Administration (FDA). In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG, we initiated a Phase 1 clinical trial of CG0070 in recurrent bladder cancer in April 2005. We also have other preclinical oncolytic virus therapy programs, including CG5757, evaluating potential therapies for multiple types of cancer.
Second Quarter 2005 and Other Recent Highlights:
•	Reported additional promising interim results at the 2005 American Society of Clinical Oncology (ASCO) Meeting from a second Phase 2 trial of GVAX® vaccine for prostate cancer in patients with metastatic hormone-refractory prostate cancer. The results for the 22 patients who received the highest dose – a dose comparable to that employed in our ongoing Phase 3 program — indicate that the median survival has not been reached and the final median survival will be no less than 24.1 months based on the current median follow-up time for these patients. Previously reported findings from our first Phase 2 trial of GVAX® vaccine for prostate cancer indicated an overall median survival of 26.2 months. The median survival results from both Phase 2 trials compare favorably to the recently reported median survival of 18.9 months for hormone-refractory metastatic prostate cancer patients treated with Taxotere® plus prednisone, the current standard of care.

•	Initiated a second multicenter Phase 3 clinical trial of GVAX® vaccine for prostate cancer in patients with metastatic hormone-refractory prostate cancer. The VITAL-2 trial will compare GVAX® vaccine for prostate cancer plus Taxotere® (docetaxel) chemotherapy to Taxotere® plus prednisone with respect to survival benefit and is expected to enroll approximately 600 patients at approximately 100 medical centers across North America and Europe. In May 2005, we received a Special Protocol Assessment (SPA) from the U.S. Food and Drug Administration (FDA) for this trial, which provided FDA confirmation that the trial design would adequately support a product registration application.

•	Reported encouraging follow-up clinical data at the 2005 ASCO Meeting from an ongoing Phase 2 trial of GVAX® vaccine for acute myelogenous leukemia (AML). The ongoing findings of this trial indicate that vaccine therapy is generally well tolerated and may reduce residual leukemic cells that persist after chemotherapy, as indicated by decreased levels of WT-1, a leukemia-associated genetic marker which is detectable in over 95 percent of patients with active AML. In addition, there was an observed correlation between two-year relapse-free survival, decreased WT-1 and the vaccine-associated immune response.

•	Announced that Sharon E. Tetlow has joined us as senior vice president and chief financial officer. Ms. Tetlow, who was a venture partner at Apax Partners, a private equity firm, brings over 18 years of financial management experience in the life science industry, including over five years as chief financial officer for diaDexus, a pharmacogenomics company.

•	Announced a strategic restructuring to focus resources on our most advanced and most promising product development programs. Based on additional encouraging data reported at the 2005 ASCO Meeting, we intend to deploy the majority of our resources going forward to advance GVAX® vaccine for prostate cancer currently in Phase 3 development, as well as GVAX® vaccine for leukemia and GVAX® vaccine for pancreatic cancer, both of which are in Phase 2 development. In the oncolytic virus therapy program, we will focus on CG0070, which is in a Phase 1 trial in recurrent bladder cancer, and CG5757, which is in preclinical development, both of which can potentially target multiple types of cancer. All other programs will cease as soon as feasible. Savings from this restructuring will help fund the VITAL-2 trial and the expansion of the VITAL-1 trial into Canada and Europe.
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
Lease accounting
     We record our obligations under facility operating lease agreements as rent expense. As of June 30, 2005, we have accrued approximately $3.3 million, net of estimated sublease payments, for estimated lease exit costs associated with the vacancy of our former corporate headquarters in Foster City, California in March 2003. This amount reflects the net remaining lease payments due under related lease contracts. For the three and six months ended June 30, 2005, we recorded approximately $139,000 and $289,000 in reductions of these facility exit costs, which reflected the change in estimate related to our ability to sublet the exited facility.
Income taxes
     We establish accruals for certain tax contingencies when we believe that certain tax positions may be challenged and that our positions may not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The IRS is currently examining the 2000 tax year. For the three and six months ended June 30, 2005, we recorded an additional $0.4 million and $0.7 million of tax expense, respectively, related to potential interest. As of June 30, 2005 and December 31, 2004 we had accrued approximately $30.6 million and $30.0 million, respectively, in tax contingencies and related interest.
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
Stock option valuation
     The preparation of the financial statement footnotes requires us to estimate the fair value of stock options granted to employees. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option pricing model to estimate the fair value of employee stock options. However, the Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the stock price volatility. Because our stock options have characteristics significantly different from those of traded options and changes to the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of our employee stock options. We are currently evaluating our option valuation methodologies and assumptions in light of the FASB issuing SFAS 123R, “Share-Based Payment,” in December 2004. We are required to adopt SFAS 123R on January 1, 2006, and its adoption will have a material impact on our results of operations and financial condition.

Results of Operations
Revenue
     Revenues were $2.8 million and $4.4 million for the three and six months ended June 30, 2005, respectively, compared to $2.5 million and $5.0 million for the corresponding periods in 2004, as shown in the following table:

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
	(in thousands)
Novartis AG	$657	$1,534	$2,031	$3,031
sanofi-aventis Group	2,000	—	2,000	1,000
Ceregene, Inc.	10	925	64	925
Other	115	3	333	90

	$2,782	$2,462	$4,428	$5,046

     Revenues for the three and six months ended June 30, 2005 included $0.7 million and $2.0 million, respectively, from Novartis recognized in connection with our global alliance for the development and commercialization of oncolytic virus therapies. Revenues for the six months ended June 30, 2005 and the same period in 2004 include $1.0 million in connection with our gene activation technology license agreement with sanofi-aventis Group for gene activated erythropoietin. Under the same gene activation agreement we recognized $1.0 million of milestone revenue during the three months ended June 30, 2005. For the three months ended June 30, 2004, we recognized $0.9 million of revenues earned by our then majority-owned subsidiary, Ceregene, Inc.
Research and development expenses
     Research and development expenses were $23.2 million and $48.0 million for the three and six months ended June 30, 2005 compared to $24.1 million and $46.7 million for the corresponding periods in 2004. The increase for the six months ended June 30, 2005 compared to the corresponding period in 2004 is primarily due to increased expenditures on our GVAX® prostate cancer vaccine program, particularly on the Phase 3 trial which began in June 2004. In the three months ended June 30, 2005 compared to the three months ended June 30, 2004, these increased expenditures were offset by the absence in 2005 of research and development expenses from Ceregene, which, until August 2004, were fully consolidated in our financial statements. For more information on our treatment of Ceregene in our financials, please refer to Part I, Item 1, Note 6 above.
     Based on our June 7, 2005 announcement on the restructuring of business operations, we intend to deploy the majority of our resources going forward to advance GVAX® vaccine for prostate cancer currently in Phase 3 development, as well as GVAX® vaccine for leukemia and GVAX® vaccine for pancreatic cancer, both of which are in Phase 2 development. In the oncolytic virus therapy program, the priorities will be CG0070, which recently entered clinical trials for recurrent bladder cancer and CG5757, both of which could be evaluated in multiple types of cancer in the future. We will be discontinuing all other clinical programs including the GVAX® vaccine programs for lung cancer and for myeloma. In the oncolytic virus therapy program, we will discontinue further clinical development of CG7870 for prostate cancer and our early-stage research programs for the development of new oncolytic virus therapies, as well as our research effort in anti-angiogenesis gene therapy for cancer. We expect that our research and development expenditures and headcount will increase in future years to support our most advanced clinical trials, including our two Phase 3 clinical trials of GVAX® vaccine for prostate cancer and additional product development activities. Additional information concerning our restructuring plan, product candidates and their phases of development can be found in Part I, Item 1, Note 7 above, and the Second Quarter 2005 and Other Recent Highlights and Restructuring Charges sections included under Item 2 of this Quarterly Report on Form 10-Q.
General and administrative expenses
     General and administrative expenses were $3.9 million and $7.7 million for the three and six months ended June 30, 2005 compared to $5.1 million and $10.7 million for the corresponding periods in 2004. The decreases in general and administrative expenses in 2005 compared to 2004 are primarily due to the absence of facility exit costs in 2005, which were approximately $0.8 million and $1.8 million, respectively, in 2004. These costs were recognized in 2004 in connection with the move of our corporate headquarters to South San Francisco, California. Although general and administrative costs may increase in the future in order to support our ongoing product development, our restructuring of business operations announced in June 2005 will allow us to focus such increases upon the development, production and possible commercialization of our most advanced products.

Restructuring charges
     On June 7, 2005, we announced the implementation of a strategic restructuring of our business operations to focus resources on our most advanced and most promising product development programs. We intend to deploy the majority of our resources going forward to advance GVAX® vaccine for prostate cancer, GVAX® vaccine for leukemia, and GVAX® vaccine for pancreatic cancer. In the oncolytic virus therapy program, the priorities will be CG0070 and CG5757. We will be discontinuing all other clinical programs as soon as feasible. As a result of these and other related portfolio decisions, we plan to sell our San Diego manufacturing operation for viral products and will reduce our operations in Memphis from manufacturing to product distribution. In addition, we eliminated approximately 95 positions. These personnel and operating site decisions are expected to reduce our current annualized operating expenses, excluding one-time personnel related restructuring costs estimated at $1.9 million and excluding any increased expenditure in ongoing programs such as GVAX® vaccine for prostate cancer. As of June 30, 2005, we recorded personnel related restructuring charges of $853,000. We expect further personnel related restructuring charges and, depending on the outcome of our efforts to sell the San Diego operation, these amounts may reach $1.0 million. Non-personnel related restructuring charges might also occur depending on the outcome of our efforts to sell the San Diego operation or to sublet the excess space in Memphis.
Gain on sale of Abgenix common stock
     We did not sell any of our Abgenix common stock during the six months ended June 30, 2005. For the three and six months ended June 30, 2004, we recorded a gain of $6.5 million and $12.0 million, respectively, associated with the sale of 400,000 and 800,000 shares of Abgenix common stock. At June 30, 2005, we continued to hold approximately 6.6 million shares of Abgenix common stock, which had a fair market value of approximately $56.8 million as of that date.
Interest and other income
     Interest and other income was $0.8 million and $1.5 million for the three and six months ended June 30, 2005 compared to $0.3 million and $1.6 million for the corresponding periods in 2004. The increase in the three-month period of 2005 compared to 2004 is due to losses on the sale of short-term investments during the three months ended June 30, 2004.
Interest expense
     Interest expense was $2.7 million and $5.4 million for the three and six months ended June 30, 2005 compared to $2.2 million and $4.5 million for the corresponding periods in 2004. The increase in 2005 compared to 2004 is primarily attributed to interest expense associated with the $145.0 million convertible senior notes issued in October and November 2004. The proceeds from those notes were subsequently used to pay off bank debt totaling $95.0 million, thereby eliminating restrictions on $60.0 million of cash.
Income taxes
     We recorded a tax provision of $0.4 million and $0.7 million for the three and six months ended June 30, 2005. The tax provision relates to accrued interest on our tax reserve liability. For the same periods in 2004, we recorded a tax benefit of $3.8 million and $3.7 million related to net operating losses that may be realizable based on our estimate of future taxable income, including future taxable income that may result from future sales of holdings of our Abgenix common stock. As of June 30, 2005 and December 31, 2004, we had tax reserve balances of $30.6 million and $30.0 million, respectively, representing reserves that we have recorded in previous years.
Liquidity and Capital Resources
     At June 30, 2005, we had approximately $120.6 million in cash, cash equivalents and short-term investments, of which $3.3 million is classified as restricted cash, related to letters of credit on our corporate headquarters facility in South San Francisco, California and our cGMP facilities in San Diego and Hayward, California. We have maintained our financial position through strategic management of our resources including our holdings in Abgenix common stock, funding from various corporate collaborations and licensing agreements and the availability of equity and debt financing. At June 30, 2005 we continued to hold approximately 6.6 million shares of Abgenix common stock, which had a fair market value of approximately $56.8 million as of that date. Additionally, in February 2003, our shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which allowed us to offer up to $150.0 million of securities in one or more public offerings. We used this shelf registration in March 2004 to complete a public offering of 4,887,500 shares of our common stock, resulting in gross proceeds of $61.1 million. Although up to $88.9 million may still be offered under the shelf registration, there can be no assurance that we will be able to issue any of the remaining securities under this shelf registration on acceptable terms, or at all.

     Net cash used in operating activities was $54.0 million for the six months ended June 30, 2005 compared to $53.1 million for the corresponding period in 2004. This increase was due primarily to the personnel-related restructuring costs incurred in June 2005 and increased product development costs. Although we expect to benefit from a near-term reduction in operating expenses due to our strategic restructuring in June 2005, cash requirements for operating activities may increase in future periods, due in part to costs related to the Phase 3 trials for GVAX® vaccine for prostate cancer that were initiated in June 2004 and June 2005. The timing of these cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish manufacturing and marketing capabilities for any products that we may develop.
     Net cash provided by investing activities for the six months ended June 30, 2005 was $14.2 million compared to $9.5 million in the corresponding period in 2004. The increase is primarily due to purchases, maturities and sales of short-term investments in the 2004 period that were a result of the restructuring of our investment portfolio to move investments out of corporate debt securities and primarily into short-term U.S. government securities and cash equivalents. Capital expenditures decreased to $1.3 million during the six months ended June 30, 2005 from $2.3 million during the corresponding period in 2004. We did not sell any Abgenix common stock during the six months ended June 30, 2005.
     Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2005 compared to $57.8 million for the corresponding period in 2004. The decrease reflects the completion in March 2004 of our public offering of 4,887,500 shares of our common stock. The shares were priced at $12.50 per share resulting in gross proceeds of $61.1 million. We received net proceeds from this offering of $57.2 million. We did not complete any significant financing activities during the six months ended June 30, 2005.
     We have financed our operations primarily through the sale of equity securities, funding under collaborative arrangements, sales of Abgenix common stock, sales of convertible notes, and secured and unsecured debt financing.
     Our retained ownership of Abgenix common stock represents a material portion of our working capital. The common stock price of Abgenix has proven to be volatile, which has a direct impact on our liquidity and capital resources. To the extent that we continue to hold a substantial amount of these shares, our working capital position can be expected to continue to fluctuate in future periods. The value of our investment in Abgenix common stock was $56.8 million at June 30, 2005, as compared to $68.5 million at December 31, 2004.
     In July 2003, we received $28.5 million from Novartis in connection with a global alliance for the development and commercialization of oncolytic virus therapies. As a result of this agreement, we recorded $10.0 million in deferred revenue to be recognized over the development periods of certain specified oncolytic virus programs. During the six months ended June 30, 2005, we recognized the remaining deferred revenue balance amount of $2.0 million from December 31, 2004.
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
     Our capital requirements depend on numerous factors, including: the progress of our research and development programs and our preclinical and clinical trials, clinical and commercial scale manufacturing requirements, the extent of funding from collaborative partners, the acquisition of new products or technologies, potential income tax obligations, and the cost and outcome of potential litigation, patent interference proceedings or other legal proceedings. Our ongoing development programs and any increase in the number and size of programs and trials will reduce our current cash resources and potentially create further need to raise additional capital. Therefore, we will continue to consider financing alternatives, including collaborative ventures and potential equity and debt financings in addition to periodic sales of our holdings of Abgenix stock.
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
OTHER FACTORS AFFECTING FUTURE OPERATIONS
     Investors in Cell Genesys should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones facing our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline, and our ability to repay our convertible notes could be impaired, due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004, including our consolidated financial statements and related notes.
Risks Related to Our Company
Our products are in developmental stage, are not approved for commercial sale and might not ever receive regulatory approval or become commercially viable.
     All of our potential cancer vaccines and oncolytic virus therapies are in research and development. We have not generated any revenues from the sale of products. We do not expect to generate any revenues from product sales for at least the next several years. Our products currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. Our research and development efforts may not be successful, and any of our future products may not be ultimately commercially successful. Even if developed, our products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.
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
     Our programs utilize new technologies. Existing preclinical and clinical data on the safety and efficacy of our programs are limited. Our GVAX® cancer vaccines and oncolytic virus therapies are currently being tested in human clinical trials to determine their safety and efficacy. The results of preclinical or earlier stage clinical trials do not necessarily predict safety or efficacy in humans. Our products in later stage clinical trials may fail to show desired safety and efficacy, despite having progressed through preclinical or early clinical trials. Serious and potentially life-threatening side effects may be discovered during preclinical and clinical testing of our potential products or thereafter, which could delay, halt or interrupt clinical trials of our products, and could result in the FDA or other regulatory authorities denying approval of our drugs for any or all indications. In the case of any patient-specific therapies we develop, the risks of any surgical procedure that may be required to prepare the vaccine must be considered in the evaluation of the product’s safety profile. All surgical procedures, particularly those in advanced disease settings, involve some element of risk to the patient, which must be evaluated in the context of the patient’s condition and therapeutic alternatives.

     Clinical trials are very costly and time-consuming, especially the typically larger Phase 3 clinical trials such as the recently initiated VITAL-1 and VITAL-2 trials of our GVAX® vaccine for prostate cancer. We cannot exactly predict if and when any of our current clinical trials will be completed. The VITAL-1 and VITAL-2 trials of our GVAX® vaccine for prostate cancer are our first Phase 3 clinical trials. Many factors affect patient enrollment in clinical trials, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new therapies approved for the conditions that we are investigating. In addition to delays in patient enrollment, other unforeseen developments, including delays in obtaining regulatory approvals to commence a study, delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites, lack of effectiveness during clinical trials, unforeseen safety issues, uncertain dosing issues, inability to monitor patients adequately during or after treatment, our or our investigators’ failure to comply with FDA regulations governing clinical trials, and an inability or unwillingness of medical investigators to follow our clinical protocols, could prevent or delay completion of a clinical trial and increase its costs, which could also prevent or delay any eventual commercial sale of the therapy that is the subject of the trial. Each of our two Phase 3 clinical trials of GVAX® vaccine for prostate cancer involves a comparison to a Taxotere® chemotherapy regimen, which is the currently approved standard of care for this patient group. However, there can be no assurance that this chemotherapy regimen will continue to be commonly used to treat these patients in the future. Should another chemotherapy regimen be shown to be more effective than the Taxotere® chemotherapy regimen, we may need to conduct additional comparative clinical trials in the future.
Our recently announced business restructuring may curtail our opportunities and may insufficiently address our operational goals.
     On June 7, 2005, we announced our plan to restructure our operations and reduce our cost structure. The restructuring plan includes a workforce reduction of approximately 95 employees, consolidation and/or sale of certain manufacturing operations and a focused emphasis on a more limited line of potential products. As a result of this restructuring program, we anticipate recording a charge for restructuring costs and other special charges in the third quarter of 2005, and we may record further restructuring charges and other special charges in the fourth quarter.
     Restructuring of a business may require significant management resources to execute successfully. We may fail to achieve the targeted goals of our restructuring. We also may be eliminating potentially successful product development programs, and the product development programs on which we will be focusing our efforts going forward may not succeed. Our workforce reduction may eliminate key employees or cause some of our product development programs to be delayed due to reduced personnel resources. We may be unable to sell our excess manufacturing operations on favorable terms, or at all. If our restructuring efforts are unsuccessful in achieving our desired operational goals, we may be forced to restructure further or may incur additional operating charges.
We have not been profitable in our operations (absent the gains on sales of Abgenix common stock and certain upfront or non-recurring license fees). We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.
     We have incurred an accumulated deficit since our inception. At June 30, 2005, our accumulated deficit was $300.7 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. For the six months ended June 30, 2005, we recorded a net loss of $56.7 million. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of research and development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our new manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve profitability.
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
     Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow. Currently, we do not have collaborative partners for the further development of our GVAX® cancer vaccines. Although we are in active discussions with potential partners for our GVAX® vaccine for prostate cancer, we may not be successful in entering into collaborative partnerships on favorable terms, if at all. Certain of our oncolytic virus therapy products are being developed under our global strategic alliance with Novartis, and Novartis has future commercialization rights for these products. Also, we can give no assurance that our alliance with Novartis will continue, as Novartis periodically has the option of terminating the alliance at its discretion. We recently announced the development of a novel technology for the production of monoclonal antibody products which is outside our core business focus and which therefore may represent an outlicensing opportunity. There can be no assurance that we will be successful in our efforts to raise capital through such outlicensing activities.
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
     We have built our own manufacturing facilities to operate according to the FDA’s current Good Manufacturing Practices (cGMP) regulations for the manufacture of products for clinical trials and to support the potential commercial launch of our product candidates. We are under significant lease obligations for each of our facilities. We may be unable to establish and maintain our manufacturing facilities within our planned time and budget, which could have a material adverse effect on our product development timelines. Our manufacturing facilities will be subject to ongoing, periodic inspection by the FDA and state agencies to ensure compliance with cGMP. Our failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, may result in the termination or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. We also may encounter problems with the following:
•	achieving consistent and acceptable production yield and costs;

•	meeting product release specifications;

•	quality control and assurance;

•	shortages of qualified manufacturing personnel;

•	shortages of raw materials;

•	shortages of key contractors or contract manufacturers; and

•	ongoing compliance with FDA and other regulations.
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
     If we are unable to manufacture our products for any reason, our options for outsourcing manufacturing are currently limited. We are unaware of available contract manufacturing facilities on a worldwide basis in which our GVAX® or oncolytic product candidates can be manufactured under cGMP regulations, a requirement for all pharmaceutical products. It would take a substantial period of time for a contract manufacturing facility that has not been producing our particular products to begin producing them under cGMP regulations.
     Our manufacturing facilities are subject to licensing requirements of the United States Drug Enforcement Administration (DEA) and the California Department of Health Services. While not yet subject to license by the FDA, these facilities are subject to inspection by the FDA, as well as by the DEA and the California Department of Health Services. Failure to maintain these licenses or to meet the inspection criteria of these agencies would disrupt our manufacturing processes and have a material adverse effect on our business, results of operations, financial condition and cash flow.
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
     We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. As of June 30, 2005 we had approximately 340 patents issued or granted to us or available to us based on licensing arrangements and approximately 316 applications pending in our name or available to us based on licensing arrangements. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or whether it will be invalidated. Also, depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if our intellectual property infringes upon the rights of others.
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
     There are many companies pursuing programs for the treatment of cancer. Some of these competitors are large biotechnology or pharmaceutical companies, such as Amgen, Bristol-Myers Squibb, Genentech, Novartis, Roche and sanofi-aventis Group, which have greater experience and resources than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining FDA and other regulatory approvals of products, and in manufacturing and marketing new therapies. We are also competing with other biotechnology companies with similar experience and resources to ours, but which may have programs that are in a later stage of clinical testing than ours, such as Dendreon, Genitope, Antigenics, Therion and CancerVax.

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
     Our competitive position and those of our competitors can vary based on the performance of products in clinical trials. In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact future sales of our products. We also may not have the access that some of our competitors have to biological materials necessary to support the research, development or manufacturing of planned therapies. If we are permitted by the FDA to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on:
•	product efficacy;
•	price;
•	safety;
•	reliability;
•	availability;
•	reimbursement;
•	patent protection; and
•	sales, marketing and distribution capabilities.
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
     Our retained ownership of Abgenix common stock represents a material portion of the total assets on our balance sheet. The common stock price of Abgenix has proven to be highly volatile. Since January 1, 2004, the per share price of Abgenix common stock fluctuated between a high closing price of $18.55 and low closing price of $6.54. The value of our holdings of Abgenix common stock was $56.8 million at June 30, 2005 compared to $68.5 million at December 31, 2004. Movements in the price of Abgenix common stock, up or down, may exert corresponding influences on the market price of our stock.
The prices of our common stock and convertible senior notes are likely to continue to be volatile in the future.
     The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2002, our stock price has fluctuated between a high closing price of $22.99 on January 3, 2002 and a low closing price of $4.50 on April 13, 2005. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, as our convertible senior notes are converted into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. The following factors, among others, may affect the prices of our common stock and notes:
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
Our stockholders may be diluted by the conversion of outstanding convertible senior notes.
     We issued and sold $145.0 million aggregate principal amount of notes which are convertible into our common stock, initially at the conversion price of $9.10 per share, equal to a conversion rate of approximately 109.8901 shares per $1,000 principal amount of notes, subject to adjustment. The holders of the notes may choose at any time to convert their notes into common stock. The number of shares of common stock issuable upon conversion of the notes, and therefore the dilution of existing common stockholders, could increase as a result of an event triggering the antidilution rights of the notes, including certain acquisitions of the Company in which 10% or more of the consideration paid for our common stock in the transaction is in the form of cash or securities that are not freely tradable. Conversion of our convertible senior notes would result in issuance of additional shares of common stock, diluting existing common stockholders.
Our stockholders may be diluted, or our common stock price may be adversely affected, by the exercise of outstanding stock options or other issuances of our common stock.
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
     Our non-controlling positions in Abgenix and Ceregene, along with investments of our available cash resources in certain types of fixed-income securities, could be considered “investment securities” under the Investment Company Act of 1940, raising a question of whether we are an investment company required to register and be regulated under the Investment Company Act. Regulation under the Investment Company Act, or a determination that we failed to register when required to do so, could materially and adversely affect our business. We believe that we are primarily engaged in the research, development and commercialization of biological cancer therapies and that any investment securities are ancillary to our primary business. Nevertheless, possible required dispositions of non-controlling investments could adversely affect our future reported results.

Risks Related to Our Industry
In order for our products to be offered to the public, they must undergo extensive clinical testing and receive approval from the FDA, which could delay or prevent the commercialization of our products.
     Human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Preclinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and ICH Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other foreign and local regulations may also apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before and after administration to the patient. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future. The results of the preclinical testing and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of a new drug application for a pharmaceutical product, and in the form of a biologics license application for a biological product, requesting approval to commence commercial sales.
     In responding to a new drug application or a biologics license application, the FDA or foreign health authorities may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Regulatory approval of a new drug application, new drug application supplement or biologics license application is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA and foreign health authorities have substantial discretion in the drug and biologics approval processes. Despite the time and expense incurred, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical or clinical studies. Approvals may not be granted on a timely basis, if at all, and if granted may not cover all the clinical indications for which we may seek approval. Also, an approval might contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.
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
We are subject to federal, state, local and foreign laws and regulations, and complying with these may cause us to incur significant costs.
     We are subject to laws and regulations enforced by the FDA, the DEA, the California Department of Health Services, foreign health authorities and other regulatory statutes including:
•	the Occupational Safety and Health Act;

•	the Environmental Protection Act;

•	the Toxic Substances Control Act;

•	the Resource Conservation and Recovery Act; and

•	other current and potential future federal, state, local or foreign laws and regulations.
     In particular with respect to environmental laws, product development activities involve the use of hazardous materials, and we may incur significant costs as a result of the need to comply with these laws. Our research and development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. We are subject to federal, foreign, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of contamination or injury, by accident or as the result of intentional acts of terrorism, from these materials. In the event of an accident, we could be held liable for any damages that result, and any resulting liability could exceed our resources. We may also be required to incur significant costs to comply with environmental laws and regulations in the future.
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
     There is uncertainty related to the extent to which third-party payers will cover and pay for newly approved drugs. Sales of our future products will be influenced by the willingness of third-party payers to provide reimbursement. In both domestic and foreign markets, sales of our potential products will depend in part upon coverage and payment amounts from third-party payers, including:
•	government agencies;

•	private health care insurers and other health care payers such as health maintenance organizations;

•	self-insured employee plans; and

•	Blue Cross/Blue Shield and similar plans.
     There is considerable pressure to reduce the cost of biotechnology and pharmaceutical products. Reimbursement from government agencies, insurers and large health organizations may become more restricted in the future. Our potential products represent a new mode of therapy, and while the cost-benefit ratio of the products may be favorable, we expect that the costs associated with our products will be substantial. Our proposed products, if successfully developed, may not be considered cost-effective by third-party payers. Insurance coverage might not be provided by third-party payers at all or may be provided only after substantial delay. Even if such coverage is provided, the approved third-party payment amounts might not be sufficient to permit widespread acceptance of our products.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Equity Price Risk
     We are subject to risk associated with our retained ownership in Abgenix common stock. The value of our holdings of Abgenix common stock was $56.8 million at June 30, 2005 compared to $68.5 million at December 31, 2004. Each 10% decrease in market value of these securities would result in a decrease in value of approximately $5.7 million and $6.9 million from the fair value of those investments at June 30, 2005 and December 31, 2004, respectively.
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
Interest Rate Sensitivity
Principal Amount by Expected Maturity and Average Interest Rate
(Dollars in thousands)

							Fair Value
					2009		June 30,
As of June 30, 2005	2005	2006	2007	2008	Thereafter	Total	2005
Total Investment Securities	$40,879	$40,694	$18,905	$3,879	$10,055	$114,412	$114,057
Average Interest Rate	0.33%	2.63%	1.43%	0.89%	3.78%	1.65%	—

Fixed Interest Rate
Convertible Senior Notes	$2,265	$4,531	$4,531	$4,531	$157,838	$173,696	$145,000
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—

							Fair Value
					2009		December 31,
As of December 31, 2004	2005	2006	2007	2008	Thereafter	Total	2004
Total Investment Securities	$115,112	$37,340	$10,976	$—	$—	$163,428	$162,779
Average Interest Rate	2.39%	2.27%	2.46%	—	—	2.37%	—

Fixed Interest
Convertible Senior Notes	$4,531	$4,531	$4,531	$4,531	$157,838	$175,962	$145,000
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—

Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     Changes in Internal Controls over Financial Reporting
     There were no significant changes made to our internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2005, we did not purchase any of our equity securities registered pursuant to Section 12 of the Exchange Act.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 3, 2005 during the annual stockholders’ meeting, a quorum of our stockholders approved the following proposals:
(i)	Election of Directors.

(ii)	Proposal to ratify the appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2005.

(iii)	Proposal to amend our Certificate of Incorporation to increase the number of authorized shares of our common stock from 75,000,000 shares to 150,000,000 shares.

(iv)	Proposal to approve our 2005 Equity Incentive Plan.
     The following table shows the results of the voting on these matters.

(i)	Director	For	Withheld

	David W. Carter	36,902,233	2,458,487
	Nancy M. Crowell	38,367,382	993,338
	James M. Gower	38,349,445	1,011,275
	John T. Potts, Jr., M.D.	36,856,675	2,504,045
	Thomas E. Shenk, Ph.D.	38,287,474	1,073,246
	Stephen A. Sherwin, M.D.	38,228,912	1,131,808
	Eugene L. Step	36,817,460	2,543,260
	Inder M. Verma, Ph.D.	38,293,822	1,066,898
	Dennis L. Winger	38,373,841	986,879

(ii)	For	Against	Abstained

	39,072,625	236,337	51,757

(iii)	For	Against	Abstained

	37,009,660	2,264,284	86,776

(iv)	For	Against	Abstained

	16,889,052	3,658,641	173,969
Item 5. OTHER INFORMATION
     In the ordinary course of our business, we entered into our standard form of indemnification agreement with the following directors and executive officers on or about August 5, 2005: Directors Thomas E. Shenk, Ph.D. and Dennis L. Winger, and executive officers Robert J. Dow, MBChB, Carol C. Grundfest, Kristen M. Hege, M.D., Michael W. Ramsay, Sharon E. Tetlow and Peter K. Working, Ph.D. In addition, we entered into our standard form of change of control agreement Sharon E. Tetlow on August 5, 2005 in the ordinary course of our business. The forms of our indemnification agreement and change of control agreement have been previously filed with the Securities and Exchange Commission.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on August 8, 2005.

CELL GENESYS, INC.
By:	/s/ SHARON E. TETLOW
Sharon E. Tetlow
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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