Form 10-Q
period 2005-09-30
CELL GENESYS INC
filed 2005-11-09
CIK 865231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005

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
     Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     As of October 31, 2005, the number of outstanding shares of the Registrant’s Common Stock was 45,546,295.

CELL GENESYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Cell Genesys, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,218	$58,324
Short-term investments	84,852	113,347
Restricted cash	3,291	3,300
Investment in Abgenix, Inc. common stock	76,143	68,503
Prepaid expenses and other current assets	2,868	1,184
Assets held for sale	3,200	—

Total current assets	184,572	244,658
Property and equipment, net	145,639	159,663
Noncurrent deferred tax assets	28,463	25,177
Deposits and other assets	5,000	5,641

	$363,674	$435,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,025	$2,888
Deferred revenue	—	2,031
Accrued compensation and benefits	3,828	5,071
Accrued facility exit costs	1,913	6,092
Other accrued liabilities	7,109	5,924
Accrued income taxes	31,878	29,954
Deferred tax liabilities	28,463	25,177
Current portion of facility lease obligation	1,014	786

Total current liabilities	76,230	77,923
Other long-term liabilities	1,963	—
Noncurrent portion of facility lease obligation	50,207	51,013
Commitments
Convertible senior notes	145,000	145,000
Redeemable convertible preferred stock	—	1,897
Stockholders’ equity:
Common stock	46	45
Additional paid-in capital	375,618	372,014
Accumulated other comprehensive income	42,578	31,220
Accumulated deficit	(327,968)	(243,973)

Total stockholders’ equity	90,274	159,306

	$363,674	$435,139

See accompanying notes

Cell Genesys, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Revenue	$71	$3,228	$4,499	$8,274
Operating expenses:
Research and development	23,333	21,686	71,375	68,427
General and administrative	3,648	3,772	11,356	14,436
Restructuring charges	744	—	1,597	—

Total operating expenses	27,725	25,458	84,328	82,863

Loss from operations	(27,654)	(22,230)	(79,829)	(74,589)
Gain on sale of Abgenix, Inc. common stock	6,293	180	6,293	12,160
Interest and other income	778	341	2,310	1,891
Interest expense	(2,634)	(2,253)	(8,044)	(6,704)

Loss before income taxes	(23,217)	(23,962)	(79,270)	(67,242)
Income tax provision	(4,051)	(87)	(4,725)	(3,745)

Net loss	$(27,268)	$(24,049)	$(83,995)	$(70,987)

Basic and diluted net loss per common share	$(0.60)	$(0.54)	$(1.85)	$(1.64)

Weighted average shares of common stock outstanding — basic and diluted	45,499	44,805	45,395	43,253

See accompanying notes

Cell Genesys, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(83,995)	$(70,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,586	12,541
Gain on disposal of property and equipment	(35)	(18)
Gain on sale of Abgenix, Inc. common stock	(6,293)	(12,160)
Non-employee stock-based compensation	184	105
Write-down of assets held for sale	280	—
Changes to:
Prepaid expenses and other assets	(1,106)	(495)
Noncurrent deferred tax assets	2,801	3,745
Accounts payable	(863)	929
Accrued compensation and benefits	(1,243)	(610)
Deferred revenue	(2,031)	(4,443)
Accrued facility exit costs	(4,179)	(2,114)
Other accrued and long-term liabilities	3,148	199
Accrued income taxes	1,924	—

Net cash used in operating activities	(78,822)	(73,308)

Cash flows from investing activities:
Purchases of short-term investments	(96,202)	(203,604)
Maturities of short-term investments	36,711	5,250
Sales of short-term investments	88,329	235,205
Restricted cash	9	(99)
Capital expenditures	(1,987)	(3,716)
Proceeds from disposal of property and equipment	43	66
Proceeds from sale of Abgenix, Inc. common stock	6,867	12,918
Cash effect related to the deconsolidation of Ceregene, Inc.	—	(521)

Net cash provided by investing activities	33,770	45,499

Cash flows from financing activities:
Proceeds from issuances of common stock	1,524	58,817
Payments under Ceregene, Inc. financing	—	(300)
Payments under facility lease obligation	(578)	(376)
Payments under debt financings	—	(182)

Net cash provided by financing activities	946	57,959

Net (decrease) increase in cash and cash equivalents	(44,106)	30,150
Cash and cash equivalents at the beginning of the period	58,324	9,867

Cash and cash equivalents at the end of the period	$14,218	$40,017

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
     The consolidated financial statements include our accounts and those of our previously majority-owned subsidiary, Ceregene, Inc. After August 3, 2004, due to a decline on that date in our ownership of Ceregene, we account for our investment under the equity method of accounting for investments. Prior to August 3, 2004 the accounts of Ceregene were consolidated with our own. All significant intercompany balances and transactions have been eliminated.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period.
     The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 10-K for the year ended December 31, 2004.
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
     The following table illustrates, pursuant to SFAS 123 and as amended by SFAS No. 148, the effect on net loss and loss per common share had compensation costs for stock-based employee compensation plans been determined based upon the fair value method prescribed under SFAS 123 using the straight-line method of accounting for vesting:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except share data)
Net loss	$(27,268)	$(24,049)	$(83,995)	$(70,987)
Deduct:
Stock-based compensation expense determined under SFAS 123, net of related taxes	(2,004)	(3,325)	(7,025)	(10,268)

Pro forma net loss	$(29,272)	$(27,374)	$(91,020)	$(81,255)

Basic and diluted loss per common share, as reported	$(0.60)	$(0.54)	$(1.85)	$(1.64)
Basic and diluted pro forma loss per common share	$(0.64)	$(0.61)	$(2.01)	$(1.88)
     In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of SFAS 123 which is referred to as SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R, which supersedes APB 25, will require us to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and stock issued under our employee stock plans, and record such expense in our financial statements. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We will adopt SFAS 123R for our fiscal year beginning January 1, 2006 and we are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are comparable to the current pro forma disclosures under SFAS 123 presented in this note, we do expect the adoption to have a material adverse impact on our results of operations. Our current estimates of option values using the Black-Scholes method may not be indicative of the valuation methodologies that we ultimately adopt.
3. Loss Per Share
     Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share includes the impact of potentially dilutive securities. As our potentially dilutive securities (stock options and convertible debt) were anti-dilutive for all periods presented, they have been excluded from the computation of shares used in computing diluted loss per share. These outstanding securities consisted of the following:

September 30, 2005
(in thousands, except per share data)
Convertible senior notes, convertible into the following number of shares of our common stock	15,934
Outstanding stock options to purchase the following number of shares of our common stock	8,390
Weighted average exercise price per share of outstanding stock options	$11.20
4. Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to our stockholders’ equity that are excluded from net loss. Other comprehensive income (loss) includes solely unrealized gains or losses on our available-for-sale securities, including our holdings of Abgenix, Inc. common stock, net of related tax effects. The following table presents the calculation of comprehensive income (loss):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Net loss	$(27,268)	$(24,049)	$(83,995)	$(70,987)
Other comprehensive income (loss):
Increase (decrease) in unrealized gain on investments, net of tax	26,213	(12,057)	14,604	(15,533)
Less: reclassification adjustment for gains (losses) recognized in net loss, net of tax	(3,487)	270	(3,246)	(7,631)

Comprehensive loss	$(4,542)	$(35,836)	$(72,637)	$(94,151)

5. Accrued Facility Exit Costs
     As of September 30, 2005 and December 31, 2004 we had accrued approximately $1.9 million and $6.1 million, respectively, in facility exit costs associated with the move of our corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. During the nine months ended September 30, 2004, we revised our estimate of accrued facility costs and recorded an additional $1.8 million of general and administrative expense during this period which reflected a change in estimate related to the decreasing probability that we would be able to sublet the exited facility. In November 2005, we terminated the underlying lease and paid all remaining obligations.
6. Related Parties
     On August 3, 2004, Ceregene, Inc., our previously majority-owned subsidiary, announced an initial closing of a $32.0 million Series B preferred stock financing. On July 1, 2005 Ceregene announced the second closing of its $32.0 million Series B preferred stock financing. We participated in the second closing through the partial conversion of an outstanding bridge loan to Ceregene and related accrued interest into shares of Ceregene’s Series B preferred stock. Immediately following the second closing we continued to own approximately 25% of Ceregene’s capital stock on a fully diluted basis. At September 30, 2005, the principal balance of the bridge loan outstanding to Ceregene was $1.7 million.
     Subsequent to the initial closing of the Series B preferred stock financing on August 3, 2004, we account for our investment in Ceregene under the equity method of accounting for investments as a result of our reduced ownership percentage in the company. Prior to August 3, 2004, the accounts of Ceregene were consolidated with our own. We recorded revenue from Ceregene of $5,000 and $69,000 for the three and nine months ended September 30, 2005, respectively. We do not expect to recognize future losses from Ceregene, as the cost basis of our investment in Ceregene is now zero.
     We have guaranteed certain secured indebtedness of Ceregene totaling $0.3 million until May 2007. We have accrued less than $0.1 million and $0.2 million related to this guarantee as of September 30, 2005 and December 31, 2004, respectively.
7. Restructuring Charges
     On June 7, 2005, we commenced the implementation of a strategic restructuring of our business operations to focus resources on our most advanced and most promising product development programs. We intend to deploy the majority of our resources going forward to advance GVAX® vaccine for prostate cancer, which is currently in Phase 3 development, as well as GVAX® vaccine for leukemia and GVAX® vaccine for pancreatic cancer, both of which are in Phase 2 development. Our priorities in the oncolytic virus therapy area include CG0070, which recently entered clinical trials for recurrent bladder cancer, and CG5757, both of which could be evaluated in multiple types of cancer in the future. We have discontinued all other clinical programs including the GVAX® vaccine programs for lung cancer and myeloma. In the oncolytic virus therapy program, we discontinued further development of CG7870 for prostate cancer and our early-stage research programs for the development of new oncolytic virus therapies, as well as our research effort in anti-angiogenesis gene therapy for cancer.
     We recorded $0.4 million and $1.3 million in related personnel restructuring charges for the three and nine months ended September 30, 2005. We also recorded $0.3 million in restructuring charges during the three months ended September 30, 2005 to reduce the carrying value of our San Diego manufacturing operation to net realizable value. As of September 30, 2005, we have reclassified our San Diego manufacturing operation as “Assets held for sale” in the current assets section of our balance sheet as efforts are underway to sell this operation. We are currently in the process of converting our operations in Memphis from manufacturing to product distribution. We may record further restructuring charges and other special charges in the fourth quarter as we reduce our operations in Memphis from manufacturing to product distribution, however we are unable to estimate the amount of such charges at this time.
8. Income Taxes
     In July 2005, the IRS issued to us a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses which we deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals level. We had recorded a liability of $30.0 million for this and other federal and state tax contingencies, including estimated interest expense, at December 31, 2004 and accrued an additional $1.2 million and $1.9 million during the three and nine month periods ended September 30, 2005, respectively, related to these contingencies and related interest. If we are unsuccessful in defending the tax filing positions that we have previously taken, then potentially our liability for federal and state tax contingencies could be significantly higher than the $31.9 million that we have recorded as of September 30, 2005. We continue to believe that our tax positions comply with all applicable tax laws, and we continue to vigorously defend against the NOPA using all administrative and legal processes available to us.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and the future of our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks that may affect us under “Other Factors Affecting Future Operations” below. We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our unaudited condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004 and in other documents filed by us from time to time with the Securities and Exchange Commission.
Overview
     We are a biotechnology company focused on the development and commercialization of novel biological therapies for patients with cancer. We are currently developing cell-based cancer vaccines and oncolytic virus therapies to treat different types of cancer. Our clinical stage cancer programs involve cell or viral-based products that have been genetically modified during product development to impart disease-fighting characteristics that are not found in conventional therapeutic agents. As part of our GVAX® cancer vaccines program we are conducting two Phase 3 clinical trials in prostate cancer and Phase 2 trials in pancreatic cancer and leukemia. We initiated our two Phase 3 clinical trials for GVAX® vaccine for prostate cancer in July 2004 and June 2005, each under a Special Protocol Assessment (SPA) with the United States Food and Drug Administration (FDA). In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG, we initiated a Phase 1 clinical trial of CG0070 in recurrent bladder cancer in April 2005. We also have other preclinical oncolytic virus therapy programs, including CG5757, evaluating potential therapies for multiple types of cancer.
Third Quarter 2005 and Other Recent Highlights:
•
We initiated a second multicenter Phase 3 clinical trial of GVAX® vaccine for prostate cancer in patients with metastatic hormone-refractory prostate cancer. This trial, referred to as VITAL-2, will compare GVAX® vaccine for prostate cancer plus Taxotere® (docetaxel) chemotherapy to Taxotere® plus prednisone with respect to survival benefit in patients who have symptomatic metastatic hormone-refractory prostate cancer. The trial is expected to enroll approximately 600 patients at approximately 100 medical centers across North America and Europe and is being conducted under an SPA from the FDA. Our first Phase 3 trial, VITAL-1, was initiated in July 2004 and is also being conducted under an SPA. The VITAL-1 trial is expected to enroll approximately 600 patients who have asymptomatic metastatic hormone-refractory prostate cancer and will compare GVAX® vaccine for prostate cancer to Taxotere® plus prednisone with respect to survival benefit.

•
We confirmed that new clinical data from both our GVAX® vaccine for pancreatic cancer and our GVAX® vaccine for leukemia programs will be presented at two upcoming medical conferences later this year. Initial results from a Phase 2 trial of GVAX® vaccine for pancreatic cancer will be presented at the AACR-NCI-EORTC meeting in Philadelphia, PA on November 17, 2005. In addition, initial results from Phase 2 trial of GVAX® vaccine for leukemia in patients with chronic myelogenous leukemia (CML) will be presented at the American Society of Hematology (ASH) meeting in Atlanta, GA on December 12, 2005.

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
Lease accounting
     We record our obligations under facility operating lease agreements as rent expense. As of September 30, 2005, we have accrued approximately $1.9 million, net of estimated sublease payments, for estimated lease exit costs associated with the vacancy of our former corporate headquarters in Foster City, California in March 2003. In November 2005 we terminated this lease and paid all remaining obligations.
Income taxes
     We establish accruals for certain tax contingencies when we believe that certain tax positions may be challenged and that our positions may not be fully sustained. We adjust our tax contingency accruals in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. In July 2005, the IRS issued to us a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses which we deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals level. We had recorded a liability of $30.0 million for this and other federal and state tax contingencies, including estimated interest expense, at December 31, 2004 and accrued an additional $1.2 million and $1.9 million during the three and nine month periods ended September 30, 2005, respectively, related to these contingencies and related interest.
     The nature of these tax matters is uncertain and subject to change. As a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the outcome of these matters. If we are unsuccessful in defending the tax filing positions that we have previously taken, then potentially our liability for federal and state tax contingencies could be significantly higher than the $31.9 million that we have recorded as of September 30, 2005. An outcome of such matters different than previously estimated could materially impact our financial position or results of operations in the year of resolution. We continue to believe that our tax positions comply with all applicable tax laws, and we continue to vigorously defend against the NOPA using all administrative and legal processes available to us.
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
Stock option valuation
     We currently do not record compensation expense when stock option grants are awarded to employees at exercise prices equal to the fair market value of our common stock on the date of grant. We disclose in Note 2, “Stock-Based Compensation” our compensation expense for stock-based employee compensation plans, determined based upon the fair value method prescribed under SFAS 123 using the straight-line method of accounting for vesting. This alternative fair value accounting requires the use of option valuation methodologies which require the input of highly subjective assumptions, including the expected life of the option and the expected future volatility of the underlying stock price. Changes in these subjective assumptions can materially affect the fair value estimate of the related compensation expense.
     Disclosures that we make in the footnotes to our financial statements require us to estimate the fair value of stock options that we grant to our employees. While the fair value of awards of common stock can be readily determined based upon published, market quotes, the fair value of long-term, nontransferable stock options cannot be readily determined as stock options are not publicly traded. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options. However, the Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our stock options have characteristics significantly different from those of traded options, and changes to the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of our employee stock options.
     Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are comparable to the current pro forma disclosures under SFAS 123 in Note 2, “Stock-Based Compensation”, we do expect the adoption to have a material adverse impact on our results of operations.
Results of Operations
Revenue
     Revenues were $0.1 million and $4.5 million for the three and nine months ended September 30, 2005, respectively, compared to $3.2 million and $8.3 million for the corresponding periods in 2004, as shown in the following table:

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
	(in thousands)
Novartis AG	$—	$1,413	$2,031	$4,444
sanofi-aventis Group	—	1,000	2,000	2,000
Ceregene, Inc.	5	587	69	1,512
Other	66	228	399	318

	$71	$3,228	$4,499	$8,274

     Revenues for the three and nine months ended September 30, 2005 include nil and $2.0 million, respectively, from Novartis recognized in connection with our global alliance for the development and commercialization of oncolytic virus therapies, compared to $1.4 million and $4.4 million for the three and nine months ended September 30, 2004, respectively. Revenues for the three and nine months ended September 30, 2005 also include nil and $2.0 million, respectively, from sanofi-aventis Group in connection with our gene activation technology license agreement, compared to $1.0 million and $2.0 million for the three and nine months ended September 30, 2004, respectively. For the three and nine months ended September 30, 2004, we recognized $0.6 million and $1.5 million of revenues from our previously majority-owned subsidiary, Ceregene, Inc.

Research and development expenses
     Research and development expenses were $23.3 million and $71.4 million for the three and nine months ended September 30, 2005 compared to $21.7 million and $68.4 million for the corresponding periods in 2004. The increase for the nine months ended September 30, 2005 compared to the corresponding period in 2004 is primarily due to increased expenditures on our GVAX® vaccine for prostate cancer program and in particular the VITAL-1 Phase 3 trial which began in July 2004. In the three months ended September 30, 2005 compared to the three months ended September 30, 2004, these increased expenditures were offset partially by the absence in 2005 of research and development expenses from Ceregene, which, until August 2004, were fully consolidated in our financial statements. For more information on our treatment of Ceregene in our financials, please refer Note 6, “Related Parties” above.
     We intend to deploy the majority of our resources going forward to advance GVAX® vaccine for prostate cancer, which is currently in Phase 3 development, as well as GVAX® vaccine for leukemia and GVAX® vaccine for pancreatic cancer, both of which are in Phase 2 development. Our priorities in the oncolytic virus therapy area include CG0070, which recently entered clinical trials for recurrent bladder cancer, and CG5757, both of which could be evaluated in multiple types of cancer in the future. We have discontinued all other clinical programs including the GVAX® vaccine programs for lung cancer and myeloma. In the oncolytic virus therapy program, we discontinued further development of CG7870 for prostate cancer and our early-stage research programs for the development of new oncolytic virus therapies, as well as our research effort in anti-angiogenesis gene therapy for cancer. We expect that our research and development expenditures and headcount will increase in future years to support our most advanced clinical trials, including our two Phase 3 clinical trials of GVAX® vaccine for prostate cancer and additional product development activities.
General and administrative expenses
     General and administrative expenses were $3.6 million and $11.4 million for the three and nine months ended September 30, 2005 compared to $3.8 million and $14.4 million for the corresponding periods in 2004. The decrease in general and administrative expenses for the nine months ended September 30, 2005 compared to 2004 is primarily due to the absence of facility exit costs in 2005, but which were approximately $1.8 million in 2004. The costs recognized in 2004 reflected a change in estimate at that time related to the decreasing probability that we would be able to sublet our former corporate headquarters facility in Foster City, California. Although general and administrative costs may increase in the future in order to support our ongoing product development, our restructuring of business operations announced in June 2005 will allow us to focus such increases upon the development, production and possible commercialization of our most advanced products.
Restructuring charges
     On June 7, 2005, we announced the implementation of a strategic restructuring of our business operations to focus resources on our most advanced and most promising product development programs. We recorded a charge of $0.3 million during the three months ended September 30, 2005 to reduce the carrying value of our San Diego manufacturing operation for viral products to net realizable value. Restructuring charges for the three and nine months ended September 30, 2005 also include $0.4 million and $1.3 million for personnel related restructuring charges. We may record further restructuring charges and other special charges in the fourth quarter as we reduce our operations in Memphis from manufacturing to product distribution, however we are unable to estimate the amount of such charges at this time.
Gain on sale of Abgenix common stock
     For the three and nine months ended September 30, 2005 we recorded a gain of $6.3 million associated with the sale of 620,001 shares of Abgenix common stock. For the three and nine months ended September 30, 2004, we recorded a gain of $0.2 million and $12.2 million, respectively, associated with the sale of 19,210 and 819,210 shares of Abgenix common stock. At September 30, 2005, we continued to hold approximately 6.0 million shares of Abgenix common stock, which had a fair market value of approximately $76.1 million as of that date.
Interest and other income
     Interest and other income was $0.8 million and $2.3 million for the three and nine months ended September 30, 2005 compared to $0.3 million and $1.9 million for the corresponding periods in 2004. The increases in 2005 compared to 2004 are due to higher interest rates in 2005 and to a greater percentage of money market and U.S. government securities held in our portfolio during 2004.

Interest expense
     Interest expense was $2.6 million and $8.0 million for the three and nine months ended September 30, 2005 compared to $2.3 million and $6.7 million for the corresponding periods in 2004. The increase in 2005 compared to 2004 is primarily attributed to interest expense associated with our $145.0 million convertible senior notes issued in October and November 2004.
Income taxes
     We recorded a non-cash income tax provision of $2.8 million for the three months ended September 30, 2005 related to the realized gain on the sale of 620,001 shares of Abgenix, Inc. common stock. We also recorded a tax provision of $1.3 million and $1.9 million for the three and nine months ended September 30, 2005, respectively, which reflects additional interest expense related to our federal and state tax contingencies. During the nine months ended September 30, 2004 we recorded a non-cash income tax provision of $3.7 million related to the realized gain on the sale of 819,210 shares of Abgenix common stock. As of September 30, 2005 we have recorded a liability related to the IRS audit of our 2000 tax return as well as other federal and state tax contingencies, including estimated interest expense, totaling $31.9 million .
Liquidity and Capital Resources
     At September 30, 2005, we had approximately $102.4 million in cash, cash equivalents and short-term investments, of which $3.3 million is classified as restricted cash, related to letters of credit on our corporate headquarters facility in South San Francisco, California and our cGMP facilities in San Diego and Hayward, California and Memphis, Tennessee. We have maintained our financial position through strategic management of our resources including our holdings in Abgenix common stock, funding from various corporate collaborations and licensing agreements and the availability of equity and debt financing. At September 30, 2005 we continued to hold approximately 6.0 million shares of Abgenix common stock, which had a fair market value of approximately $76.1 million as of that date. Additionally, in February 2003, our shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which allowed us to offer up to $150.0 million of securities in one or more public offerings. We used this shelf registration in March 2004 to complete a public offering of 4,887,500 shares of our common stock, resulting in gross proceeds of $61.1 million. Although up to $88.9 million may still be offered under the shelf registration, there can be no assurance that we will be able to issue any of the remaining securities under this shelf registration on acceptable terms, or at all.
     Net cash used in operating activities was $78.8 million for the nine months ended September 30, 2005 compared to $73.3 million for the corresponding period in 2004. This increase was due primarily to the effect of lower revenues and lower realized gains on the sale of Abgenix common stock in the 2005 period compared to the 2004 period. The increase is also due in part to the timing of payments for our operating expenses, including expenses for the Phase 3 trials for GVAX® vaccine for prostate cancer that were initiated in July 2004 and June 2005. The timing of these cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish manufacturing and marketing capabilities for any products that we may develop.
     Net cash provided by investing activities for the nine months ended September 30, 2005 was $33.8 million compared to $45.5 million in the corresponding period in 2004. This decrease is primarily due to purchases, maturities and sales of short-term investments in the 2004 period that were a result of the restructuring of our investment portfolio to move investments out of corporate debt securities and primarily into short-term U.S. government securities and cash equivalents. Capital expenditures decreased to $2.0 million during the nine months ended September 30, 2005 from $3.7 million during the corresponding period in 2004. We received $6.9 million in proceeds from the sale of 620,001 shares of Abgenix common stock during the nine months ended September 30, 2005 compared to $12.9 million in proceeds from the sale of 819,210 shares during the 2004 period.
     Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2005 compared to $58.0 million for the corresponding period in 2004. The decrease reflects the completion in March 2004 of our public offering of 4,887,500 shares of our common stock. The shares were priced at $12.50 per share resulting in gross proceeds of $61.1 million. We received net proceeds from this offering of $57.2 million. We did not complete any significant financing activities during the nine months ended September 30, 2005.
     We have financed our operations primarily through the sale of equity securities, funding under collaborative arrangements, sales of Abgenix common stock, sales of convertible notes, and secured and unsecured debt financing.

     Our retained ownership of Abgenix common stock represents a material portion of our working capital. The common stock price of Abgenix has proven to be volatile, which has a direct impact on our liquidity and capital resources. To the extent that we continue to hold a substantial amount of these shares, our working capital position can be expected to continue to fluctuate in future periods. The value of our investment in Abgenix common stock was $76.1 million at September 30, 2005, as compared to $68.5 million at December 31, 2004.
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
     Our capital requirements depend on numerous factors, including: the progress of our research and development programs and our preclinical and clinical trials, clinical and commercial scale manufacturing requirements, the extent of funding from collaborative partners, the acquisition of new products or technologies, our ability to reach a favorable resolution with the IRS with respect to their audit of our fiscal 2000 federal tax return, and the cost and outcome of potential litigation, patent interference proceedings or other legal proceedings. Our ongoing development programs and any increase in the number and size of programs and trials will reduce our current cash resources and potentially create further need to raise additional capital. Therefore, we will continue to consider financing alternatives, including collaborative ventures and potential equity and debt financings in addition to periodic sales of our holdings of Abgenix stock.
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
     There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercially successful products. Clinical trials may be suspended or terminated if safety issues are identified, if our investigators or we fail to comply with regulations governing clinical trials or for other reasons. Although we and our investigators are testing some of our proposed products and therapies in human clinical trials, we cannot guarantee that we, the FDA, foreign regulatory authorities or the Institutional Review Boards at our research institutions will not suspend or terminate any of our clinical trials, that we will be permitted to undertake human clinical trials for any of our products or that adequate numbers of patients can be recruited for our clinical trials. Also, the results of this testing might not demonstrate the safety or efficacy of these products. Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Preclinical and clinical data can be interpreted in many different ways, and FDA or foreign regulatory officials could interpret data that we consider promising differently, which could halt or delay our clinical trials or prevent regulatory approval. Finally, even if our products proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at reasonable cost or that such a product will be successfully marketed.
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
     We have incurred an accumulated deficit since our inception. At September 30, 2005, our accumulated deficit was $328.0 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. For the nine months ended September 30, 2005, we recorded a net loss of $84.0 million. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve profitability.
We will need substantial additional funds to continue operations, and our ability to generate funds depends on many factors beyond our control.
     We will need substantial additional funds for existing and planned preclinical and clinical trials, to continue research and development activities, for lease obligations related to our manufacturing and headquarter facilities, for principal and interest payments related to our debt financing obligations, for potential settlements to the IRS and to establish marketing capabilities for any products we may develop. At some point in the future, we will also need to raise additional capital to further fund our operations.
     In July 2005, the IRS issued to us a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses which we deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals level. We had previously recorded a liability for this and other federal and state tax contingencies, including estimated interest expense. If we are unsuccessful in defending the tax filing positions that we have previously taken, then potentially our liability for federal and state tax contingencies could be significantly higher than the $31.9 million that we have recorded as of September 30, 2005. We continue to believe that our tax positions comply with all applicable tax laws, and we continue to vigorously defend against the NOPA using all administrative and legal processes available to us.
     Our future capital requirements will depend on, and could increase as a result of, many factors, such as:
•	the progress and scope of our internally funded research, development, clinical, manufacturing and commercialization activities;

•	our ability to establish new collaborations and the terms of those collaborations;

•	our ability to reach a favorable resolution with the IRS with respect to their audit of our fiscal 2000 federal tax return;

•	competing technological and market developments;

•	the time and cost of regulatory approvals;

•	the extent to which we choose to commercialize our future products through our own sales and marketing capabilities;

•	the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others;

•	our success in acquiring and integrating complementary products, technologies or businesses; and

•	the extent to which we choose to expand and develop our manufacturing capacities, including manufacturing capacities necessary to meet potential commercial requirements.

     If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development, manufacturing or clinical activities.
We plan to raise additional funds through collaborative business relationships, sales of some portion or all of our investment in Abgenix common stock, additional equity or debt financings, or otherwise, but we may not be able to do any of the foregoing on favorable terms, or at all.
     Because of our long-term capital requirements, we may seek to access the public or private debt and equity markets, sell our holdings of Abgenix common stock and/or sell our own debt or equity securities. Additional funding may not be available to us, and, if available, may not be on acceptable terms. Opportunities for out licensing technologies or for third-party collaborations may not be available to us on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development, manufacturing or clinical activities. In addition, we may decide to raise additional capital when conditions are favorable, even when we do not have an immediate need for additional capital at that time. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution.
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
     On June 7, 2005, we commenced our plan to restructure our operations and reduce our cost structure. The restructuring plan includes a workforce reduction of approximately 95 employees, consolidation and/or sale of certain manufacturing operations and a focused emphasis on a more limited line of potential products. As a result of this restructuring program, we recorded $0.7 million and $1.6 million in restructuring costs and other special charges for the three and nine months ended September 30, 2005, and we may record further restructuring charges and other special charges in the fourth quarter.
     Restructurings typically require significant management resources to execute successfully. We may fail to achieve the targeted goals of our restructuring. We also may have eliminated potentially successful product development programs, and the product development programs on which we will be focusing our efforts going forward may not succeed. Our workforce reduction may eliminate key employees or cause some of our product development programs to be delayed due to reduced personnel resources. We may be unable to sell our excess manufacturing operations on favorable terms, or at all. If our restructuring efforts are unsuccessful in achieving our desired operational goals, we may be forced to restructure further or may incur additional operating charges.
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
     In order to produce our products in the quantities that we believe will be required to meet anticipated market demand, we will need to increase, or “scale up,” the production process by a significant factor over the current level of production. If we are unable to do so, are delayed, or if the cost of this scale up is not economically feasible for us, we may not be able to produce our products in a sufficient quantity to meet the requirements for product launch or future demand.

If our proposed products are not effectively protected by issued patents or if we are not otherwise able to protect our proprietary information, we will be more vulnerable to competitors, and our business could be adversely affected.
     We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. As of September 30, 2005 we had approximately 345 patents issued or granted to us or available to us based on licensing arrangements and approximately 329 applications pending in our name or available to us based on licensing arrangements. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or whether it will be invalidated. Also, depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if practicing our intellectual property infringes upon the rights of others.
Our intellectual property may be challenged by our competitors in the future, which may have a material adverse effect on our business, results of operations, financial condition and cash flow.
     Our commercial success depends in part on not infringing the patents or proprietary rights of others and not breaching licenses granted to us. We are aware of competing intellectual property relating to both our programs in cancer vaccines and oncolytic virus therapies. While we currently believe we have freedom to operate in these areas, others may challenge our position in the future. We may be required to obtain licenses to third-party technologies necessary in order to market our products. Any failure to license any technologies or genes required to commercialize our technologies or products at reasonable cost may have a material adverse effect on our business, results of operations, financial condition and cash flow.
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
     We are involved in interference and opposition proceedings related to our current product portfolio and certain of our technologies. We have filed an appeal of the final decision from the USPTO relating to an interference proceeding pending since 1996 with Applied Research Systems Holding N.V. (ARS) concerning a patent and patent application related to gene activation technology. ARS has also appealed the decision. The result of the appeal is uncertain at this time. We are not currently involved in any other interference proceedings. We are also currently involved in European opposition proceedings, some of which relate to our current product portfolio and certain of our core technologies. We were recently informed that one of our patents for gene activation technology was denied in an appeal proceeding in Europe, which adversely affects our ability to receive royalties on sales of products employing this technology under certain of our license agreements.
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
     There are many companies pursuing programs for the treatment of cancer. Some of these competitors are large biotechnology or pharmaceutical companies, such as Amgen, Bristol-Myers Squibb, Genentech, Novartis, Roche and sanofi-aventis Group, which have greater experience and resources than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining FDA and other regulatory approvals of products, and in manufacturing and marketing new therapies. We are also competing with other biotechnology companies with similar experience and resources to ours such as Dendreon, Genitope, Antigenics and Therion.
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
     We have arrangements with a number of public and private medical institutions, and individual investigators, for the conduct of human clinical trials for our GVAX® cancer vaccine programs and oncolytic virus therapies. The early termination of any of these clinical trial arrangements, the failure of these institutions to comply with the regulations and requirements governing clinical trials, or reliance upon results of trials that we have not directly conducted or monitored could hinder the progress of our clinical trial programs or our development decisions. If any of these relationships are terminated, the clinical trials might not be completed, and the results might not be evaluable.
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
     Our retained ownership of Abgenix common stock represents a material portion of the total assets on our balance sheet. The common stock price of Abgenix has proven to be highly volatile. Since January 1, 2004, the per share price of Abgenix common stock fluctuated between a high closing price of $18.55 and low closing price of $6.54. The value of our holdings of Abgenix common stock was $76.1 million at September 30, 2005 compared to $68.5 million at December 31, 2004. Movements in the price of Abgenix common stock, up or down, may exert corresponding influences on the market price of our stock.
The prices of our common stock and convertible senior notes are likely to continue to be volatile in the future.
     The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2003, our stock price has fluctuated between a high closing price of $15.10 on September 19, 2003 and a low closing price of $4.48 on October 12, 2005. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. The following factors, among others, may affect the prices of our common stock and notes:
•	announcements of data from, or material developments in, our clinical trials or those of our competitors, including delays in the commencement, progress or completion of a clinical trial;

•	fluctuations in our financial results;

•	the potential of an unfavorable future resolution with the IRS with respect to their audit of our fiscal 2000 federal tax return;

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

•	issuances of securities in equity, debt or other financings or issuances of common stock upon conversion of our convertible senior notes;

•	sales of common stock by existing stockholders;

•	unforeseen litigation; and

•	the perception that such issuances or sales could occur.
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
Recent accounting pronouncements will impact our future results of operations.
     New accounting pronouncements may negatively impact our future results of operations. In December 2004, the FASB issued SFAS 123R, “Share-Based Payment” which requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans and record such expense in our financial statements. We will adopt SFAS 123R for our fiscal year beginning January 1, 2006. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are comparable to the current pro forma disclosures under SFAS 123 in Note 2, “Stock-Based Compensation”, we do expect the adoption to have a material adverse impact on our results of operations. The adoption of SFAS 123R may also cause us to change the way we compensate our employees or may cause other changes in the way we conduct our business.
Risks Related to Our Industry
In order for our products to be offered to the public, they must undergo extensive clinical testing and receive approval from the FDA, which could delay or prevent the commercialization of our products.
     Human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Preclinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and ICH Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations may also apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future. The results of the preclinical testing and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of a new drug application for a pharmaceutical product, and in the form of a biologics license application for a biological product, requesting approval to commence commercial sales.
     In responding to a new drug application or a biologics license application, the FDA or foreign health authorities may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Regulatory approval of a new drug application, new drug application supplement or biologics license application is never guaranteed, and the approval process can take several years and is extremely expensive. The FDA and foreign health authorities have substantial discretion in the drug and biologics approval processes. Despite the time and expense incurred, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical or clinical studies. Approvals may not be granted on a timely basis, if at all, and if granted may not cover all the clinical indications for which we may seek approval. Also, an approval might contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.
Even if our products are approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
     Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval pre-clinical, manufacturing, clinical and safety data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products including unanticipated adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures or detention, injunctions or the imposition of civil or criminal penalties.
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
     In particular with respect to environmental laws, product development activities involve the use of hazardous materials, and we may incur significant costs as a result of the need to comply with these laws. Our research, development and manufacturing activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. We are subject to federal, foreign, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of contamination or injury, by accident or as the result of intentional acts of terrorism, from these materials. In the event of an accident, we could be held liable for any damages that result, and any resulting liability could exceed our resources. We may also be required to incur significant costs to comply with environmental laws and regulations in the future.

Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices could prevent us from conducting our clinical trials or selling our products in foreign markets, which may adversely affect our operating results and financial condition.
     For development and marketing of drugs and biologics outside the United States, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require additional testing. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to conduct clinical trials in foreign markets or commercially develop foreign markets for our products and may have a material adverse effect on our results of operations and financial condition.
Reimbursement from third-party payers may become more restricted in the future, which may reduce demand for our products.
     There is uncertainty related to the extent to which third-party payers will cover and pay for newly approved therapies. Sales of our future products will be influenced by the willingness of third-party payers to provide reimbursement. In both domestic and foreign markets, sales of our potential products will depend in part upon coverage and payment amounts from third-party payers, including:
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Equity Price Risk
     We are subject to risk associated with our retained ownership in Abgenix common stock. The value of our holdings of Abgenix common stock was $76.1 million at September 30, 2005 compared to $68.5 million at December 31, 2004. Each 10% decrease in market value of these securities would result in a decrease in value of approximately $7.6 million and $6.9 million from the fair value of those investments at September 30, 2005 and December 31, 2004, respectively.
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
Interest Rate Sensitivity
Principal Amount by Expected Maturity and Average Interest Rate
(Dollars in thousands)

							Fair Value
					2009		September 30,
As of September 30, 2005	2005	2006	2007	2008	Thereafter	Total	2005
Total Investment Securities	$25,740	$38,519	$16,781	$2,499	$11,787	$95,326	$95,019
Average Interest Rate	3.19%	2.71%	3.56%	3.49%	4.63%	3.25%	—
Fixed Interest Rate
Convertible Senior Notes	$1,133	$4,531	$4,531	$4,531	$157,838	$172,564	$145,000
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—

							Fair Value
					2009	Dec	December 31,
As of December 31, 2004	2005	2006	2007	2008	Thereafter	Total	2004
Total Investment Securities	$115,112	$37,340	$10,976	$—	$—	$163,428	$162,779
Average Interest Rate	2.39%	2.27%	2.46%	—	—	2.37%	—
Fixed Interest
Convertible Senior Notes	$4,531	$4,531	$4,531	$4,531	$157,838	$175,962	$145,000
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     Changes in Internal Controls over Financial Reporting
     There were no significant changes made to our internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 6. EXHIBITS

Exhibit
Number		Description
10.31	*	2005 Equity Incentive Plan and Form of Award Agreement

31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

* Incorporated by reference to Exhibits 4.1 and 4.2 to the Registration Statement on Form S-8 (Reg. No. 333-127158) filed with the SEC on August 3, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on November 9, 2005.

CELL GENESYS, INC.

By:	/s/ SHARON E. TETLOW

Sharon E. Tetlow
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number		Description
10.31	*	2005 Equity Incentive Plan and Form of Award Agreement

31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

* Incorporated by reference to Exhibits 4.1 and 4.2 to the Registration Statement on Form S-8 (Reg. No. 333-127158) filed with the SEC on August 3, 2005.