Form 10-K
period 2005-12-31
CELL GENESYS INC
filed 2006-03-13
CIK 865231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from to
Commission File Number: 0-19986

Cell Genesys, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3061375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
500 Forbes Blvd., South San Francisco, CA 94080 (Address of principal executive offices and zip code)	(650) 266-3000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $.001 Par Value
Preferred Shares Purchase Rights

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check One.
      Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes ☐         No ☑
      As of June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter the approximate aggregate market value of shares held by non-affiliates of the Registrant (based on the closing sale price of shares on the Nasdaq National Market on June 30, 2005) was $239.9 million. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of February 28, 2006, the number of outstanding shares of the Registrant’s Common Stock was 45,646,252.
      Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I
      Statements made in this document other than statements of historical fact, including statements about us and our subsidiaries and the future of our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under Item 1A, “Risk Factors” below. We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2005 and other documents filed by us from time to time with the Securities and Exchange Commission.

ITEM 1.	BUSINESS
Overview
      We are a biotechnology company focused on the development and commercialization of novel biological therapies for patients with cancer. We are currently developing cell-based immunotherapies and oncolytic virus therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been genetically modified to impart disease-fighting characteristics that are not found in conventional chemotherapeutic agents. Our goal is to emphasize “off-the-shelf” products and, when possible, therapies that can be administered in the outpatient setting.
      Our lead program is our GVAX® cell-based immunotherapy for cancer. We are conducting two Phase 3 clinical trials in prostate cancer and Phase 2 trials in each of pancreatic cancer and leukemia. We initiated our Phase 3 clinical trials for GVAX immunotherapy for prostate cancer in July 2004 and June 2005, each under a Special Protocol Assessment (SPA) with the United States Food and Drug Administration (FDA). During 2005, we obtained encouraging Phase 2 data from several of our GVAX programs including prostate cancer, pancreatic cancer and leukemia.
      In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG (Novartis), we initiated a Phase 1 clinical trial of CG0070 in recurrent bladder cancer in April 2005. We also have other preclinical oncolytic virus therapy programs, including CG5757, which we are evaluating as potential therapies for multiple types of cancer.
      Cell Genesys was incorporated in the State of Delaware in 1988. Our common stock trades on the Nasdaq National Market under the symbol “CEGE.” Our principal executive offices are located at 500 Forbes Boulevard, South San Francisco, California 94080, and our phone number is (650) 266-3000. Our Internet home page is located at http://www.cellgenesys.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on or through our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).
      In 2001, we spun out central nervous system gene therapy technology into Ceregene, Inc., in which we now have a minority ownership position. Ceregene is continuing to develop gene therapies for the treatment of neurological disorders including Alzheimer’s disease, Parkinson’s disease and Amyotrophic Lateral Sclerosis (ALS), commonly known as “Lou Gehrig’s disease.”
      In February 2003, our shelf registration statement was declared effective by the SEC under the Securities Act of 1933, as amended, which initially allowed us to offer up to $150.0 million of securities on short notice in one or more public offerings. We used this shelf registration in March 2004 to complete a public offering of 4,887,500 shares of our common stock (including the entire over-allotment option), resulting in gross proceeds of $61.1 million. Although up to $88.9 million may still be offered under the shelf registration, there can be no assurance that we will be able to issue any of the remaining securities under this shelf registration on acceptable terms, or at all.
      In October and November 2004, we sold a total of $145.0 million aggregate principal amount of our 3.125% Convertible Senior Notes due 2011 in a private placement. We used the net proceeds to repay bank debt totaling $95.0 million, thereby eliminating restrictions on $60.0 million of cash.
      In June 2005, we announced a strategic restructuring of our business intended to focus resources on our most advanced and most promising product development programs. Based on additional encouraging data reported at the American Society of Clinical Oncology Annual Meeting in May 2005, we redeployed the majority of our resources going forward to advance GVAX immunotherapy for prostate cancer, currently in Phase 3 development, as well as GVAX immunotherapy for pancreatic cancer, GVAX immunotherapy for leukemia and our CG0070 and CG5757 oncolytic virus therapies.
      We ended 2005 with approximately $129.6 million in cash, cash equivalents and short-term investments, including approximately $2.9 million of restricted cash and investments. We have maintained our financial position through strategic management of our resources, including our holdings of Abgenix, Inc. common stock, of which we held approximately 3.0 million shares as of December 31, 2005, and by relying on funding from various corporate collaborations and licensing agreements. In January and February 2006, we sold all 3.0 million shares of Abgenix common stock which we held as of December 31, 2005, resulting in gross proceeds of $65.5 million and a realized gain of $62.7 million.
      A major portion of our operating expenses to date is related to the research and development of our GVAX cancer immunotherapy and oncolytic virus therapy programs. During 2005, 2004, and 2003, our research and development expenses were $92.4 million, $92.1 million and $85.3 million, respectively. We expect that our research and development expenditures and headcount will continue to increase in future years to support expanded, more advanced and more numerous clinical trials and additional product development activities. We intend to maintain our strong commitment to research and development as an essential component of our oncology product development effort involving biological therapies for cancer. Licensed technology developed by outside parties is an additional source of potential products.

Our Clinical Pipeline

Product Candidates	Targeted Indication	Status	Commercialization Rights

GVAX Cancer Immunotherapies:
Prostate Cancer	Prostate cancer (hormone-refractory metastatic disease)	Phase 3	Cell Genesys
Pancreatic Cancer	Resectable pancreatic cancer	Phase 2	Cell Genesys
	Acute myelogenous leukemia	Phase 2	Cell Genesys
Leukemia:	Chronic myelogenous leukemia	Phase 2	Cell Genesys
Oncolytic Virus Therapy:
CG0070	Recurrent bladder cancer	Phase 1	Cell Genesys/Novartis

Our GVAX Cancer Immunotherapy Program
      Our GVAX immunotherapies are cancer treatments designed to stimulate the patient’s immune system to effectively fight cancer. GVAX cancer immunotherapies are comprised of tumor cells that are genetically modified to secrete an immune-stimulating cytokine known as granulocyte-macrophage colony-stimulating factor, or GM-CSF, and are then irradiated for safety. Since GVAX cancer immunotherapies consist of whole tumor cells, the cancer patient’s immune system can be activated against multiple tumor cell components (antigens), potentially resulting in greater clinical benefit than if the immunotherapy consisted of only a single tumor cell component. Additionally, the secretion of GM-CSF by the modified tumor cells can greatly enhance the immune response by recruiting and activating dendritic cells at the injection site, a critical step in the optimal response by the immune system to any immunotherapy product. The antitumor immune response which occurs throughout the body following immunization with a GVAX product can potentially result in the destruction of tumor cells that persist or recur following surgery, radiation therapy or chemotherapy treatment.
      More than 600 patients have received our GVAX cancer immunotherapies in multiple clinical trials to date, and the immunotherapies have been shown to have a favorable side effect profile that avoids many of the toxicities associated with conventional cancer therapies. GVAX cancer immunotherapies can be conveniently administered in an outpatient setting as an injection into the skin, a site where immune cells, including in particular dendritic cells, can be optimally accessed and activated. Our GVAX cancer immunotherapies are being tested as non patient-specific, or allogeneic, products. We intend to develop these immunotherapies as “off-the-shelf” pharmaceutical products.

GVAX Immunotherapy for Prostate Cancer
      Our GVAX immunotherapy for prostate cancer is a non patient-specific product comprised of two genetically-modified prostate cancer cell lines. We intend to develop and manufacture this immunotherapy as an “off-the-shelf” pharmaceutical for use after hormonal therapy for advanced-stage prostate cancer. Prostate cancer is the second leading cause of cancer death in men in the United States, with approximately 30,000 men dying each year from the disease. When a man is diagnosed with early-stage prostate cancer, he is treated with either a prostatectomy (surgical removal of the prostate) or radiation therapy. If the patient relapses, he is treated with hormone therapy to suppress testosterone in order to reduce the growth of the tumor. When the hormone therapy fails, the patient may or may not be treated with chemotherapy depending upon whether the disease has spread, or metastasized, to other parts of the body. We have designed our Phase 3 clinical trials to evaluate whether GVAX immunotherapy for prostate cancer can benefit patients who have ceased responding to (become refractory to) hormone therapy and have metastatic disease.
      We have completed five Phase 1 and Phase 2 clinical trials of our GVAX immunotherapy for prostate cancer in approximately 200 patients with various stages of recurrent prostate cancer, and the immunotherapy has had a favorable safety profile in each trial. These clinical trials include two Phase 2 clinical trials in hormone-refractory prostate cancer patients with radiologic evidence of metastatic disease (“metastatic HRPC”), which is the target population for our current Phase 3 trials. These trials were designed to evaluate the safety and efficacy of the immunotherapy, as well as treatment regimens for Phase 3 clinical trials.
      In September 2002, we reported final data from our first Phase 2 multicenter clinical trial of the prostate cancer immunotherapy in metastatic HRPC. Thirty-four patients were entered in the trial and were assigned to receive either low dose (24 patients) or high dose (10 patients) of the immunotherapy treatment as their only cancer therapy for up to a six-month period. The combined median survival for both dose groups was 26.2 months. These results compare favorably to the previously published median survival for Taxotere® (docetaxel) chemotherapy in combination with prednisone. This Taxotere treatment regimen is approved by the FDA for the treatment of patients with this stage of prostate cancer and is now the currently approved standard of care. Our ongoing Phase 3 program is designed to confirm this potential survival benefit for GVAX immunotherapy for prostate cancer.
      Updated data from the second Phase 2 clinical trial were presented at the February 2006 American Society of Clinical Oncology (ASCO) Symposium for Prostate Cancer. The fully enrolled study includes 80 HRPC patients with evidence of metastasis (spreading) to the bone and other sites. Patients enrolled in this Phase 2 clinical trial, which evaluated escalating doses of the cancer immunotherapy, were monitored for safety and for evidence of clinical activity induced by the immunotherapy. The results to date for the 22 patients who were treated with a dose comparable to that being employed in our ongoing Phase 3 trials indicate that the median survival has not yet been reached for these 22 patients, and the estimated Kaplan-Meier median survival is expected to meet or exceed 29.1 months based on the patients still in follow-up. Four patients have withdrawn consent to further follow-up and thus were censored in the analysis.
      We are conducting two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer in metastatic HRPC. The first Phase 3 clinical trial (VITAL-1) commenced in July 2004 and compares GVAX immunotherapy for prostate cancer to Taxotere chemotherapy administered with prednisone with respect to survival benefit in metastatic HRPC patients who are asymptomatic with respect to cancer-related pain. The VITAL-1 trial is designed to demonstrate superior survival in the patients receiving GVAX cancer immunotherapy compared to patients receiving Taxotere plus predinsone therapy and is expected to enroll approximately 600 patients. The second Phase 3 clinical trial, referred to as the VITAL-2 trial, commenced in June 2005 and compares GVAX immunotherapy for prostate cancer plus Taxotere chemotherapy to Taxotere chemotherapy plus prednisone with respect to survival benefit in metastatic HRPC patients with cancer-related pain. We expect to enroll approximately 600 patients in the VITAL-2 trial. VITAL-1 and VITAL-2 are both being conducted in the United States, Canada and Europe.
      We received a Special Protocol Assessment, or SPA, from the FDA for VITAL-1 in May 2004 and for VITAL-2 in May 2005. Under this procedure, a sponsor may seek the FDA’s agreement on the design and analysis of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins except in limited circumstances, such as the FDA determining that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the trial had begun. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the basis for approval with respect to effectiveness. While we have received FDA’s agreement on a SPA for each of our two Phase 3 trials assessing GVAX immunotherapy for prostate cancer, there can be no assurance that these trials will have successful outcomes or that we will ultimately receive approval for this product. We currently manufacture GVAX immunotherapy for prostate cancer for Phase 3 clinical trials in our Hayward, California manufacturing facility, which operates in accordance with cGMP regulations, and plan to manufacture product for the potential market launch of this immunotherapy in the same facility. We have recently begun to develop a strategy to achieve optimal reimbursement for GVAX immunotherapy for prostate cancer and have conducted preliminary market research for this product.

GVAX Immunotherapy for Pancreatic Cancer
      Our GVAX immunotherapy for pancreatic cancer is a non patient-specific product. A Phase 2 clinical trial of GVAX immunotherapy for pancreatic cancer is currently being conducted by the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins in 60 patients with resectable pancreatic cancer who received the immunotherapy after surgical resection of their tumor and standard adjuvant radiation and chemotherapy. Interim results from this trial were reported in November 2005 and showed that one-year survival was 88% and that two-year survival was 76% with mean follow-up of 24 months. These results compare favorably with historical data published in the July 2005 issue of the Journal of Clinical Oncology wherein two-year survival has been reported to be in the range of 40 to 50%. We expect to update the results of this trial, as well as potential future development plans for this product, during the second half of 2006.
      The Phase 2 trial described above was prompted by results from an initial Phase 1 clinical trial also conducted by the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins. Data from the Phase 1 trial, which evaluated GVAX immunotherapy for pancreatic cancer in combination with surgery and standard adjuvant radiation and chemotherapy, demonstrated prolongation of disease-free survival in three of eight patients who received the two highest immunotherapy doses after surgical resection of their tumors followed by standard adjuvant radiation and chemotherapy. The most recently updated data revealed that these three patients remained alive and disease-free at least 8 years after their respective diagnoses. In July 2004, studies were published in The Journal of Experimental Medicine describing the immune response to the cancer immunotherapy in these three patients which indicated that patient-specific T cell immunity had been induced in these patients, but not in patients whose disease had progressed and who died.

GVAX Cancer Immunotherapy for Leukemia
      Our GVAX cancer immunotherapy for leukemia is a non patient-specific GVAX cancer immunotherapy product. Clinical trials are being conducted evaluating this GVAX cancer immunotherapy administered after initial chemotherapy pre- and post- hematopoietic stem cell transplantation in patients with newly-diagnosed acute myelogenous leukemia (AML) and after treatment with Gleevec ® (imatinib mesylate) for more than one year in patients with chronic myelogenous leukemia (CML). The goal of GVAX immunotherapy in these settings is to reduce or eliminate residual disease after standard chemotherapy or Gleevec therapy.
      Updated data from a Phase 2 clinical trial in AML of GVAX immunotherapy for leukemia combined with autologous (derived from a person’s own body) leukemia cells, which has enrolled 54 patients, were presented at the May 2005 meeting of the American Society of Clinical Oncology. The preliminary findings of this trial indicate that this cancer immunotherapy is well tolerated and may reduce residual leukemic cells that persist after chemotherapy, as indicated by decreased levels of WT-1, a leukemia-associated genetic marker that is detectable in over 95 percent of patients with active AML. Eleven of 16 patients tested to date were reported to have decreased WT-1 levels in their peripheral blood following the initiation of immunotherapy. Furthermore, two-year relapse-free survival after a single pre-transplant immunotherapy was greater in these 11 patients compared to those that did not have decreases in WT-1 (73% v. 0%, p=0.03).
      Preliminary findings from a Phase 2 clinical trial in CML of GVAX immunotherapy for leukemia were presented at the December 2005 meeting of the American Society of Hematology. The trial was conducted by the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins. In this trial, 19 CML patients with molecular evidence of persistent leukemia despite more than one year of Gleevec® (imatinib mesylate) therapy were treated with GVAX cancer immunotherapy for leukemia while continuing to receive Gleevec. Interim findings indicated that the addition of the immunotherapy to Gleevec therapy reduced persistent leukemic disease in 9 of 19 patients to date as demonstrated by a complete disappearance (five patients) or a greater than one log (90%) reduction (four patients) in bcr-abl — a validated genetic marker found on the leukemic cells. Reductions of bcr-abl have been previously shown to be strongly associated with improved progression-free survival in CML patients treated with Gleevec. We expect to update the results of this trial, as well as potential future development plans for this product, during the second half of 2006.

Our Oncolytic Virus Therapies Program
      Our oncolytic virus therapies program utilizes adenovirus, one of the viruses responsible for the common cold, to create viruses that can kill cancer cells. The virus is engineered to selectively replicate in targeted cancer cells, thereby killing these cells and leaving healthy normal cells largely unharmed. The virus replicates in cancer cells until the cancer cells can no longer contain the virus and burst. The tumor cell is destroyed and the newly created viruses are believed to spread to neighboring cancer cells to continue the cycle of viral replication and tumor cell destruction.
      In July 2003, we announced a global alliance with Novartis for the development and commercialization of oncolytic virus therapies. Under the agreement, we also acquired exclusive worldwide rights to certain oncolytic virus therapy products and certain related intellectual property of Genetic Therapy, Inc. (GTI), an affiliate of Novartis, as well as related intellectual property of Novartis. Our alliance with Novartis thereby provided us with additional oncolytic virus therapy product opportunities at the preclinical stage of development.

CG0070 Oncolytic Virus Therapy for Recurrent Bladder Cancer
      CG0070, an oncolytic virus therapy with specificity for multiple cancers, has been evaluated in numerous preclinical studies. CG0070 is the first “armed” oncolytic virus therapy developed by Cell Genesys, so-named because it has been engineered to secrete GM-CSF, an immune-stimulating hormone, which also serves as the adjuvant in our GVAX cancer immunotherapy platform. As a result, CG0070 can potentially destroy cancer cells by two different mechanisms: direct cell-killing by the virus and immune-mediated cell-killing stimulated by GM-CSF. In early 2005, we announced that an Investigational New Drug (IND) application filed with the FDA for CG0070 had become effective. We initiated a Phase 1 clinical trial in patients with recurrent bladder cancer in April 2005.

CG5757 Oncolytic Virus Therapy for Multiple Types of Cancer
      CG5757 is in preclinical studies. This product includes two tumor-selective promoters, including a telomerase promoter, to potentially increase its tumor specificity. This oncolytic adenovirus has the potential to target multiple types of cancer. Preclinical studies evaluating CG5757 continue in our laboratories.
Government Regulations

FDA and Other Foreign Regulation
      Prescription pharmaceutical products and biologics are subject to extensive pre- and post-marketing regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in most foreign countries. The process required by the FDA before a new drug or biologic may be marketed in the U.S. generally involves the following: completion of preclinical laboratory and animal testing; submission of an Investigational New Drug (IND) application, which must become effective before clinical trials may begin; performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug’s or biologic’s intended use; and approval by the FDA of a New Drug Application (NDA), in the case of a drug, or of a Biologics License Application (BLA) for a biologic. Foreign countries have similar requirements.
      The activities required before a pharmaceutical agent may be marketed begin with preclinical testing. Preclinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies and other information including chemistry, manufacturing and controls information must be submitted to the FDA or comparable foreign agencies and regulatory bodies as part of an application which must be reviewed and approved before proposed clinical testing can begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted for regulatory approval. Further, each clinical study must be conducted under the auspices of an independent institutional review board at the institution at which the study is conducted. The institutional review board considers, among other things, ethical factors and the safety of human subjects. In addition, certain protocols involving the use of genetically modified products must also be reviewed by the Recombinant DNA Advisory Committee of the National Institutes of Health as well as similar bodies in many European countries.
      Typically, human clinical trials are conducted in three phases that may overlap. In Phase 1, clinical trials are conducted with a small number of patients to determine the early safety profile and pharmacology of the new therapy. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase 3, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and other regulatory agencies. In the case of products for life-threatening diseases, the initial human testing is generally done in the target patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide some results traditionally obtained in Phase 2 clinical trials. These trials are frequently referred to as Phase 1/2 clinical trials. Although the preliminary Phase 1/2 and Phase 2 clinical trials of our GVAX cancer immunotherapies and oncolytic virus therapies have shown a generally favorable safety profile to date, there can be no assurance that such therapies or products will be tolerated at higher doses or that the clinical efficacy or safety of such therapy or product will be demonstrated in later stage testing.
      The results of the preclinical and clinical testing, together with chemistry, manufacturing and controls information, are submitted to regulatory agencies in order to obtain approval to commence commercial sales. In responding to such an application, regulatory agencies may grant marketing approval, request additional information or further research, or deny the application if they determine that the application does not satisfy their regulatory approval criteria. Approval for a pharmaceutical or biologic product may not be granted on a timely basis, if at all, or if granted may not cover all the clinical indications for which approval is sought, or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.
      In the United States we have utilized the procedure called a Special Protocol Assessment (SPA) for GVAX immunotherapy for prostate cancer. Under this procedure, a sponsor may seek the FDA’s agreement on the design and analysis of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins except in limited circumstances, such as the FDA determining that a substantial scientific issue essential in determining the safety or effectiveness of the product was identified after the trial had begun. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the basis for approval with respect to effectiveness. While we have received FDA’s agreement on a SPA for each of our Phase 3 VITAL-1 and VITAL-2 trials, there can be no assurance that these trials will have a successful outcome or that we will ultimately receive approval for this product.
      Satisfaction of pre-market approval requirements for new drugs and biologics typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or targeted disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. Success in early stage clinical trials or with prior versions of products does not assure success in later stage clinical trials. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval.
      Once approved, regulatory agencies may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, they may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of an approved product, and may limit further marketing of the product based on the results of these post-market studies. The FDA and other foreign regulatory agencies have broad post-market regulatory and enforcement powers, including the ability to levy fines and penalties, suspend or delay issuance of approvals, seize or recall products, or withdraw approvals.
      Facilities used to manufacture drugs and biologics are subject to periodic inspection by the FDA, the United States Drug Enforcement Administration (DEA) and other domestic and foreign authorities where applicable, and must comply with cGMP regulations. Manufacturers of biologics also must comply with general biological product standards. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, or mandatory or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA and foreign agencies and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.
      With respect to post-market product advertising and promotion, the FDA and similar foreign agencies impose a number of complex regulations on entities that advertise and promote pharmaceuticals and biologics, which include, among other things, standards and regulations relating to direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. These agencies have very broad enforcement authority and failure to abide by these regulations can result in penalties including the issuance of a warning letter directing the entity to correct deviations from requisite standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA or relevant foreign agencies, and foreign, state and federal civil and criminal investigations and prosecutions.

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
      In addition to laws and regulations enforced by the FDA, we are also subject to comparable foreign regulations, regulation under National Institutes of Health guidelines, as well as under the Controlled Substances Act, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential foreign, federal, state or local laws and regulations, as our research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds.
Manufacturing
      Manufacture of our products for clinical trials does not require an FDA license, although the FDA and other regulatory authorities may at any time inspect our manufacturing facility. Our Hayward, California manufacturing facility, which we operate according to cGMP regulations, consists of 51,000 square feet of manufacturing space and 50,000 square feet of laboratory and office space. Our Hayward manufacturing facility currently has the capacity to manufacture products for Phase 3 trials of our prostate cancer immunotherapy and we believe that it will also have the capacity to support market launch.
Corporate Collaborations

Novartis AG
      In July 2003, we announced a global alliance between Novartis AG and ourselves for the development and commercialization of oncolytic virus therapies. Under the agreement, we also acquired exclusive worldwide rights to certain oncolytic virus therapy products and related intellectual property of Genetic Therapy, Inc. (GTI), an affiliate of Novartis, as well as certain related intellectual property of Novartis. We also received a payment of $28.5 million from Novartis to be dedicated to the further development of several oncolytic virus therapy products developed by both ourselves and GTI, for which Novartis has certain marketing options. In exchange, we issued to Novartis and GTI 1,999,840 shares of our common stock, with the result that Novartis became the holder of approximately five percent (as of the time of the issuance) of our outstanding common stock. In addition, the agreement provides the basis for the sharing of future additional development costs and potential profits for certain oncolytic virus products on a worldwide basis. Upon the exercise of certain options by Novartis, development costs and profits would be shared on an approximately equal basis in the United States. Novartis will be responsible for the development costs for markets outside the United States and pay us a royalty on potential future sales outside the United States. Novartis will also reimburse us on a cost-plus basis for products that we manufacture for them to sell outside of the United States.
      In September 2004, the terms of our agreement with Novartis were amended to include the grant of a non-exclusive worldwide perpetual license to all patent rights of Novartis relating to GM-CSF, a component of our GVAX cancer immunotherapies, in the field of gene therapy. This license bears a low single digit royalty. Also included in the agreement was acknowledgment that certain GVAX cancer immunotherapy products, such as our GVAX immunotherapy for prostate cancer, would not require this license and hence would not be subject to future royalty payments to Novartis.

Medarex, Inc.
      In May 2003, we entered into a research and development collaboration with Medarex, Inc. to evaluate combination therapy with our GVAX immunotherapy for prostate cancer and Medarex’s anti-CTLA-4 antibody. Preclinical studies indicate that anti-CTLA-4 antibody may enhance the activity of GVAX cancer immunotherapies. We initiated a Phase 1 trial of this combination therapy in September 2004. We expect to report preliminary results from this trial during 2006. Under the research and development collaboration agreement, both companies will share the cost of this clinical trial equally.

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
Patents and Trade Secrets
      The patent positions and proprietary rights of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. As of December 31, 2005 we had approximately 358 U.S. and foreign patents issued or granted to us or available to us based on licensing arrangements and approximately 319 U.S. and foreign applications pending in our name or available to us based on licensing arrangements. We are currently prosecuting our patent applications, but we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will not be invalidated.
      Our commercial success will also depend in part on not infringing the patents or proprietary rights of others and not breaching licenses granted to us. We are aware of competing intellectual property relating to both our programs in cancer immunotherapies and oncolytic viruses. While we currently believe that we have freedom to operate in these areas, there can be no assurance that others will not challenge our position in the future. We may be required to obtain licenses to certain third-party technologies, genes or other product components necessary in order to market our products. Any failure to license any technologies or genes required to commercialize our technologies or products at reasonable cost may have a material adverse effect on our business, results of operations or financial condition.
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
      We are currently involved in an interference proceeding related to one of our technologies. We have filed an appeal of the final decision from the USPTO relating to an interference proceeding pending since 1996 with Applied Research Systems Holding N.V. (ARS) concerning a patent and patent application related to gene activation technology. ARS has also appealed the decision. The result of the appeal is uncertain at this time. We are not currently involved in any other interference proceedings. We may be involved in other interference and/or opposition proceedings in the future. Consequently, we may be required to obtain a license from the prevailing party in order to continue the portion of our business that relates to the proceeding. Such license may not be available to us on acceptable terms or on any terms and we may have to discontinue that portion of our business. We believe there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.
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
      We require our employees and consultants to execute confidentiality agreements upon the commencement of employment and consulting relationships with us. These agreements provide that all confidential information developed by or made known to an individual during the course of the employment or consulting relationship generally must be kept confidential. In the case of employees, the agreements provide that all inventions conceived by the individual, while employed by us, relating to our business are our exclusive property. While we have implemented reasonable business measurements to protect confidential information, these agreements may not provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.
Competition
      We face substantial competition in the development of products for cancer and other diseases. This competition, from other manufacturers of the same types of products and from manufacturers of different types of products designed for the same uses, is expected to continue in both U.S. and international markets. Cancer immunotherapies and oncolytic virus therapies, our two primary focus areas, are rapidly evolving areas in the biotechnology industry and are expected to undergo many changes in the coming years as a result of technological advances. We are currently aware of a number of groups that are developing cancer immunotherapies and oncolytic virus therapies including early-stage and established biotechnology companies, pharmaceutical companies, academic institutions, government agencies and research institutions. Examples in the cancer immunotherapy area include Dendreon Corporation, which has completed Phase 3 trials in prostate cancer, and Therion Biologics Corporation and Onyvax Ltd., which have commenced Phase 2 trials in prostate cancer, and also Antigenics, Inc., Genitope Corporation, Biomira, Inc. and Favrille, Inc. which are developing immunotherapy products for types of cancers not currently targeted by us. We face competition from these groups in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. It is possible that our competitors could achieve earlier market commercialization, could have superior patent protection, or could have safer, more effective or more cost-effective products. These factors could render our potential products less competitive, which could have a material adverse effect on our business.
Human Resources
      As of December 31, 2005, we employed 267 people, of whom 23 hold Ph.D. degrees and 6 hold M.D. degrees. Approximately 226 employees are engaged in research, development and manufacturing operations, and 41 employees support business development, intellectual property, finance and other administrative functions. Many of our management have had prior product development experience in the biotechnology and pharmaceutical industries.
      Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that our employee relations are good.

Executive Officers
      Our executive officers and their ages as of March 1, 2006, are as follows:

Name	Age	Position

Stephen A. Sherwin, M.D.	57	Chairman of the Board and Chief Executive Officer
Joseph J. Vallner, Ph.D.	59	President and Chief Operating Officer
Sharon E. Tetlow	46	Senior Vice President and Chief Financial Officer
Robert J. Dow, MBChB	55	Senior Vice President — Medical Affairs
Carol C. Grundfest	51	Senior Vice President — Regulatory Affairs and Portfolio Management
Christine B. McKinley	52	Senior Vice President — Human Resources
Michael W. Ramsay	49	Senior Vice President — Operations
Robert H. Tidwell	62	Senior Vice President — Corporate Development
Peter K. Working, Ph.D.	57	Senior Vice President — Research and Development
Kristen M. Hege, M.D.	42	Vice President — Clinical Research
      Dr. Sherwin, chairman of the board and chief executive officer, joined Cell Genesys in March 1990. Dr. Sherwin has served as chief executive officer since inception, and in March 1994 he was elected to the additional position of chairman of the Board of Directors. Dr. Sherwin also served as president until July 2001, at which time Dr. Vallner was appointed president. From 1983 to 1990, Dr. Sherwin held various positions at Genentech, Inc., a biotechnology company, most recently as vice president of clinical research. Prior to 1983, Dr. Sherwin was on the staff of the National Cancer Institute. Dr. Sherwin currently serves as the chairman of the board of Ceregene, Inc., a former subsidiary of Cell Genesys, which he co-founded in 2001. Dr. Sherwin was also a co-founder of Abgenix, Inc, a former subsidiary of Cell Genesys. He is also a director of Neurocrine Biosciences, Inc. and Rigel Pharmaceuticals, Inc. Dr. Sherwin, who also serves as a board member and treasurer of the Biotechnology Industry Organization, holds a B.A. in biology from Yale University, an M.D. from Harvard Medical School and is board-certified in internal medicine and medical oncology.
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
      Ms. Tetlow, senior vice president and chief financial officer, joined Cell Genesys in June 2005. Between 2004 and 2005, Ms. Tetlow was a venture partner at Apax Partners, a private equity firm. From 1999 to 2004, Ms. Tetlow was chief financial officer for diaDexus, a pharmacogenomics company. From 1998 to 1999, she was chief financial officer at Reprogen, and prior to that, between 1988 and 1998, she held senior financial management positions in other biotechnology companies including Terrapin Technologies, Inc. (now Telik, Inc.), Synergen (now part of Amgen, Inc.) and Genentech, Inc. Ms. Tetlow received a Master of Business Administration from the Graduate School of Business, Stanford University, and a Bachelor of Arts and Science from the University of Delaware.
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
      Ms. Grundfest, senior vice president, regulatory affairs and portfolio management, joined Cell Genesys in July 2003. Prior to joining Cell Genesys, Ms. Grundfest served as an independent consultant providing advice, analysis and recommendations regarding the regulation and approval of pharmaceutical products in the United States from 2000 to 2003. From 1998 to 2000, Ms. Grundfest served as executive director of project management and strategic planning at Systemix, Inc. and Genetic Therapy, Inc. (affiliates of Novartis AG). Ms. Grundfest also held senior regulatory positions with Roche Global Development and Syntex from 1990 to 1996, as well as served as assistant vice president, research and development at the Pharmaceutical Research and Manufacturers of America from 1982 to 1990. Ms. Grundfest received an M.H.S. in environmental health sciences from The Johns Hopkins University, School of Public Health and a B.S. in biology from Stanford University.
      Ms. McKinley, senior vice president, human resources, joined Cell Genesys in August 1994. From 1985 to 1994, she was with Nellcor Puritan Bennett, Inc., where the last position she held was corporate human resources director. Previously, Ms. McKinley also worked at Genentech, Inc. from 1978 to 1984 in various human resource positions. She received a B.A. in psychology from the University of California, Santa Barbara.
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
      Dr. Hege was promoted to the position of vice president, clinical research in July 2004. Dr. Hege joined Cell Genesys in January 1994 as a medical post-doctoral research fellow, working on preclinical studies of hematopoietic stem cell gene therapy. For the past eight years, she has worked in the clinical research department, most recently as senior director, clinical research. In addition to her work at Cell Genesys, Dr. Hege has held a clinical faculty appointment at University of California, San Francisco (UCSF) since 1997 in the adult leukemia and bone marrow transplant program. Dr. Hege received a B.A. in biochemistry from Dartmouth College, an M.D. from UCSF, and is board-certified in medical oncology and hematology.

Medical Advisory Board
      We have established a Medical Advisory Board that includes several prominent leaders in the field of oncology. As of December 31, 2005, the board consisted of the following individuals:

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

ITEM 1A. RISK FACTORS
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
      All of our potential cancer immunotherapies and oncolytic virus therapies are in research and development. We have not generated any revenues from the sale of products. We do not expect to generate any revenues from product sales for at least the next several years. Our products currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. Our research and development efforts may not be successful, and any of our future products may not be ultimately commercially successful. Even if developed, our products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

Our cancer immunotherapies and oncolytic virus therapies must undergo exhaustive clinical testing and may not prove to be safe or effective. If any of our proposed products are delayed or fail, we may have to curtail our operations.
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
      Our programs utilize new technologies. Existing preclinical and clinical data on the safety and efficacy of our programs are limited. Our GVAX cancer immunotherapies and oncolytic virus therapies are currently being tested in human clinical trials to determine their safety and efficacy. The results of preclinical or earlier stage clinical trials do not necessarily predict safety or efficacy in humans. Our products in later stage clinical trials may fail to show desired safety and efficacy, despite having progressed through preclinical or early clinical trials. Serious and potentially life-threatening side effects may be discovered during preclinical and clinical testing of our potential products or thereafter, which could delay, halt or interrupt clinical trials of our products, and could result in the FDA or other regulatory authorities denying approval of our drugs for any or all indications.
      Clinical trials are very costly and time-consuming, especially the typically larger Phase 3 clinical trials such as the VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer. The VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer are our first Phase 3 clinical trials. We cannot exactly predict if and when any of our current clinical trials will be completed. Many factors affect patient enrollment in clinical trials, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new therapies approved for the conditions that we are investigating. In addition to delays in patient enrollment, other unforeseen developments, including delays in obtaining regulatory approvals to commence a study, delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites, lack of effectiveness during clinical trials, unforeseen safety issues, uncertain dosing issues, inability to monitor patients adequately during or after treatment, our or our investigators’ failure to comply with FDA or other health authority regulations governing clinical trials, and an inability or unwillingness of medical investigators to follow our clinical protocols, could prevent or delay completion of a clinical trial and increase its costs, which could also prevent or delay any eventual commercial sale of the therapy that is the subject of the trial. Each of our two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer involves a comparison to a Taxotere chemotherapy regimen, which is the currently approved standard of care for this patient group. However, there can be no assurance that this chemotherapy regimen will continue to be commonly used to treat these patients in the future. Should another chemotherapy regimen be shown to be more effective than the Taxotere chemotherapy regimen, we may need to conduct additional comparative clinical trials in the future.

We have not been profitable absent the gains on sales of Abgenix common stock and certain upfront or non-recurring license fees. We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.
      We have incurred an accumulated deficit since our inception. At December 31, 2005, our accumulated deficit was $308.9 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. For the year ended December 31, 2005, we recorded a net loss of $64.9 million. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve profitability.

We will need substantial additional funds to continue operations, and our ability to generate funds depends on many factors beyond our control.
      We will need substantial additional funds for existing and planned preclinical and clinical trials, to continue research and development activities, for lease obligations related to our manufacturing and headquarter facilities, for principal and interest payments related to our debt financing obligations, for potential settlements to the IRS and other tax authorities and to establish marketing capabilities for any products we may develop. At some point in the future, we will also need to raise additional capital to further fund our operations.
      In July 2005, the IRS issued to us a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses which we deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals level. We had previously recorded a liability for this and other federal and state tax contingencies, including estimated interest expense. If we are unsuccessful in defending the tax filing positions that we have previously taken, then potentially our liability for federal and state tax contingencies could be significantly higher than the $32.6 million that we have recorded as of December 31, 2005. We continue to believe that our tax positions comply with all applicable tax laws, and we continue to vigorously defend against the NOPA using all administrative and legal processes available to us.

      Our future capital requirements will depend on, and could increase as a result of, many factors, such as:

•	the progress and scope of our internally funded research, development, clinical, manufacturing and commercialization activities;

•	our ability to establish new collaborations and the terms of those collaborations;

•	our ability to reach a favorable resolution with the IRS with respect to their audit of our fiscal 2000 federal tax return, or to other potential tax assessments;

•	competing technological and market developments;

•	the time and cost of regulatory approvals;

•	the extent to which we choose to commercialize our future products through our own sales and marketing capabilities;

•	the costs we incur in obtaining, defending and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others;

•	our success in acquiring and integrating complementary products, technologies or businesses; and

•	the extent to which we choose to expand and develop our manufacturing capacities, including manufacturing capacities necessary to meet potential commercial requirements.
      If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development, manufacturing or clinical activities.

We plan to raise additional funds through collaborative business relationships, additional equity or debt financings, or otherwise, but we may not be able to do any of the foregoing on favorable terms, or at all.
      Because of our long-term capital requirements, we may seek to access the public or private debt and equity markets and/or sell our own debt or equity securities. Additional funding may not be available to us, and, if available, may not be on acceptable terms. Opportunities for outlicensing technologies or for third-party collaborations may not be available to us on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development, manufacturing or clinical activities. In addition, we may decide to raise additional capital when conditions are favorable, even when we do not have an immediate need for additional capital at that time. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution.
      Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Either of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow. Currently, we do not have collaborative partners for the further development of our GVAX cancer immunotherapies. Although we are in active discussions with potential partners for our GVAX immunotherapy for prostate cancer, we may not be successful in entering into collaborative partnerships on favorable terms, if at all. Certain of our oncolytic virus therapy products are being developed under our global strategic alliance with Novartis, and Novartis has future commercialization rights for these products. Also, we can give no assurance that our alliance with Novartis will continue, as Novartis periodically has the option of terminating the alliance at its discretion. We announced in 2005 the development of a novel technology for the production of monoclonal antibody products which is outside our core business focus and which therefore may represent an outlicensing opportunity. There can be no assurance that we will be successful in our efforts to raise capital through such outlicensing activities. Failure to enter into new corporate relationships may limit our future success.

We plan to use potential future operating losses and our federal and state net operating loss carryforwards to offset taxable income from revenue generated from operations or from the sale of Abgenix common stock. However, our ability to use net operating loss carryforwards could be limited as a result of potential future issuances of equity securities.
      We plan to use our current year operating losses to offset taxable income from any revenue generated from operations, corporate collaborations or from the sale of Abgenix common stock. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. However, our use of federal net operating loss carryforwards could be limited in the future by the provisions of Section 382 of the Internal Revenue Code depending upon the timing and amount of additional equity securities that we might potentially issue. State net operating loss carryforwards may be similarly limited.

Our ability to manufacture our products is uncertain, which may delay or impair our ability to develop, test and commercialize our products.
      We have built our own manufacturing facility to operate according to the FDA’s current Good Manufacturing Practices (cGMP) regulations for the manufacture of products for clinical trials and to support the potential commercial launch of our GVAX cancer immunotherapy product candidates. We are under significant lease obligations for our manufacturing facility. We may be unable to establish and maintain our manufacturing facility for increased scale within our planned timelines and budget, which could have a material adverse effect on our product development timelines. Our manufacturing facility will be subject to ongoing, periodic inspection by the FDA and other regulatory bodies to ensure compliance with cGMP. Our failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, may result in the termination or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. We also may encounter problems with the following:

•	achieving consistent and acceptable production yield and costs;

•	meeting product release specifications;

•	shortages of qualified personnel;

•	shortages of raw materials;

•	shortages of key contractors or contract manufacturers; and

•	ongoing compliance with cGMP regulations and other expectations from FDA and other regulatory bodies.
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
      Developing advanced manufacturing techniques and process controls is required to fully utilize our facility. The manufacturing techniques and process controls, as well as the product release specifications, required for our GVAX cancer immunotherapies and oncolytic virus therapies are more complex and less well-established than those required for other biopharmaceutical products, including small molecules, therapeutic proteins and monoclonal antibodies. We may not be able to develop these techniques and process controls to manufacture and evaluate our products effectively to meet the demands of regulatory agencies, clinical testing and commercial production. Advances in manufacturing techniques may render our facility and equipment inadequate or obsolete.
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
      If we are unable to manufacture our products for any reason, our options for outsourcing manufacturing are currently limited. We are unaware of available contract manufacturing facilities on a worldwide basis in which our GVAX product candidates can be manufactured under cGMP regulations, a requirement for all pharmaceutical products. It would take a substantial period of time for a contract manufacturing facility that has not been producing our particular products to begin producing them under cGMP regulations.
      Our manufacturing facility is subject to the licensing requirements of the United States Drug Enforcement Administration (DEA), the California Department of Health Services and foreign regulatory authorities. While not yet subject to license by the FDA, our facility is subject to inspection by the FDA, as well as by the DEA and the California Department of Health Services. Failure to obtain or maintain these licenses or to meet the inspection criteria of these agencies would disrupt our manufacturing processes and have a material adverse effect on our business, results of operations, financial condition and cash flow.
      In order to produce our products in the quantities that we believe will be required to meet anticipated market demand, we will need to increase, or “scale up,” the production process by a significant factor over the current level of production. If we are unable to do so, are delayed, or if the cost of this scale up is not economically feasible for us, we may not be able to produce our products in a sufficient quantity to meet the requirements for product launch or future demand. Logistical arrangements for wide-spread distribution of our products for clinical and commercial purposes may prove to be impractical or prohibitively expensive which could hinder our ability to commercialize our products.

We depend on clinical trial arrangements with public and private medical institutions to advance our technology, and the loss of these arrangements could impair the development of our products.
      We have arrangements with a number of public and private medical institutions, and individual investigators, for the conduct of human clinical trials for our GVAX cancer immunotherapy programs and oncolytic virus therapies. In some cases, trials may be conducted by institutions without our direct control or monitoring. The early termination of any of these clinical trial arrangements, the failure of these institutions to comply with the regulations and requirements governing clinical trials, or reliance upon results of trials that we have not directly conducted or monitored could hinder the progress of our clinical trial programs or our development decisions. If any of these relationships are terminated, the clinical trials might not be completed, and the results might not be evaluable.

Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices could prevent us from conducting our clinical trials or selling our products in foreign markets, which may adversely affect our operating results and financial condition.
      For development and marketing of drugs and biologics outside the United States, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require us to perform additional testing and expend additional resources. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to conduct clinical trials in foreign markets or commercially develop foreign markets for our products and may have a material adverse effect on our results of operations and financial condition.

If our proposed products are not effectively protected by issued patents or if we are not otherwise able to protect our proprietary information, we will be more vulnerable to competitors, and our business could be adversely affected.
      We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. As of December 31, 2005, we had approximately 358 U.S. and foreign patents issued or granted to us or available to us based on licensing arrangements and approximately 319 U.S. and foreign applications pending in our name or available to us based on licensing arrangements. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or whether it will be invalidated. Also, depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if practicing our intellectual property infringes upon the rights of others.

Our intellectual property and freedom to operate may be challenged by others, which, if such a challenge were successful, could have a material adverse effect on our business, results of operations, financial condition and cash flow.
      The patent positions and proprietary rights of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. Our commercial success depends in part on not infringing the patents or proprietary rights of others, not breaching licenses granted to us and ensuring that we have the necessary freedom to operate and commercialize our products. We are aware of competing intellectual property relating to both our GVAX cancer immunotherapy and oncolytic virus therapy. While we believe we have freedom to operate for both of these programs and are aware of no issued patents that could prevent us from commercializing the products we are currently developing, others may challenge that position, and from time to time we have received communications from third parties claiming to have conflicting rights relating to components of our products. We periodically review the status of our products in development in response to these communications and more generally to ensure that we maintain freedom to operate with respect all patents and proprietary rights of others. Nonetheless, if any such claim were successful, we could be required to obtain licenses to a third party’s technologies or biological or chemical reagents in order to market our products. Moreover, we may choose to voluntarily seek such a license in order to avoid the expense and uncertainty of fully defending our position. In either such event, the failure to license any technologies or biological or chemical reagents required to commercialize our technologies or products at reasonable cost may have a material adverse effect on our business, results of operations, financial condition and cash flow.

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
      We are currently involved in an interference proceeding related to one of our technologies. We have filed an appeal of the final decision from the USPTO relating to an interference proceeding pending since 1996 with Applied Research Systems Holding N.V. (ARS) concerning a patent and patent application related to gene activation technology. ARS has also appealed the decision. The result of the appeal is uncertain at this time. We are not currently involved in any other interference proceedings. We were recently informed that one of our patents for gene activation technology was denied in an appeal proceeding in Europe, which adversely affects our ability to receive royalties on sales of products employing this technology under certain of our license agreements.
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
      There are many companies pursuing programs for the treatment of cancer. Some of these competitors are large biotechnology or pharmaceutical companies, such as Amgen, Bristol-Myers Squibb, Genentech, Novartis, Roche and sanofi-aventis Group, which have greater experience and resources than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining FDA and other regulatory approvals of products, and in manufacturing and marketing new therapies. We are also competing with other biotechnology companies which have prostate cancer immunotherapy products in various stages of clinical development such as Dendreon Corporation, Therion Biologics Corporation and Onyvax, Ltd.
      Some competitors are pursuing product development strategies that are similar to ours, particularly with respect to our cancer immunotherapy and oncolytic virus therapy programs. Certain of these competitors’ products are in more advanced stages of product development and clinical trials. We compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete.
      Our competitive position and those of our competitors can vary based on the performance of products in clinical trials. In addition, our competitors may obtain patent protection or FDA or other regulatory approvals and commercialize products more rapidly than we do, which may impact future sales of our products. We also may not have the access that some of our competitors have to biological materials necessary to support the research, development or manufacturing of planned therapies. If we are permitted by the FDA or other regulatory agencies to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on:

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
      Clinical trials or marketing of any of our potential products may expose us to liability claims resulting from the use of our products. These claims might be made by clinical trial participants and associated parties, consumers, health care providers or sellers of our products. We currently maintain product liability insurance with respect to each of our clinical trials. We may not be able to maintain insurance or obtain sufficient coverage at a reasonable cost, given the increasing cost of insurance in today’s insurance market. An inability to maintain insurance at an acceptable cost, or at all, could result in a breach of terms of our product license agreements or could prevent or inhibit the clinical testing or commercialization of our products or otherwise affect our financial condition. A claim, particularly resulting from a clinical trial, on any of our insurance policies or a product recall could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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
      We rely and will continue to rely on our key management and scientific staff, all of whom are employed at-will. The loss of key personnel or the failure to recruit necessary additional qualified personnel could have a material adverse effect on our business and results of operations. There is intense competition from other companies, research and academic institutions and other organizations for qualified personnel. We may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. We will need to continue to recruit experts in the areas of clinical testing, manufacturing, finance, marketing and distribution and to develop additional expertise in our existing personnel. If we do not succeed in recruiting necessary personnel or developing this expertise, our business could suffer significantly.

Various materials that we use are purchased from single qualified suppliers, which could result in our inability to secure sufficient materials to conduct our business.
      Most of the materials which we purchase for use in our manufacturing operations are subject to a supplier qualification program. In the event that we or the supplier deems the proffered material or the supplier no longer appropriate to support our cGMP operations, we may face significant additional expenses to find and qualify alternate materials and/or suppliers. Depending on the magnitude of the potential difference between materials and/or suppliers currently used and alternate materials and/or suppliers which may be identified, there is no guarantee that FDA or other health authorities will deem the alternative materials and/or suppliers to be comparable, which may require us to perform additional and/or extended clinical studies and could delay product approval.
      Some of the materials which we purchase for use in our manufacturing operations are sole-sourced, meaning only one known supplier exists. In the event of a significant interruption of sole-sourced supplies, the quantity of our inventory may not be adequate to complete our clinical trials or to launch our potential products.

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
      The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2003, our stock price has fluctuated between a high closing price of $15.93 on March 4, 2004 and a low closing price of $4.48 on October 12, 2005. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. The following factors, among others, may affect the prices of our common stock and notes:

•	announcements of data from, or material developments in, our clinical trials or those of our competitors, including delays in the commencement, progress or completion of a clinical trial;

•	fluctuations in our financial results;

•	the potential of an unfavorable future resolution with the IRS with respect to their audit of our fiscal 2000 federal tax return, or to other potential tax assessments;

•	announcements of technological innovations or new therapeutic products by us or our competitors, including innovations or products by our competitors that may require us to redesign, and therefore delay, our clinical trials to account for those innovations or products;

•	announcements of changes in governmental regulation affecting us or our competitors;

•	announcements of regulatory approval or disapproval of our or our competitors’ products;

•	announcements of new collaborative relationships by us or our competitors;

•	developments in patent or other proprietary rights affecting us or our competitors;

•	public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;

•	general market conditions;

•	material developments related to our minority interest in Ceregene, Inc.;

•	fluctuations in price and volume in the stock market in general, or in the trading of the stock of biopharmaceutical and biotechnology companies in particular, that are unrelated to our operating performance;

•	issuances of securities in equity, debt or other financings or issuances of common stock upon conversion of our convertible senior notes;

•	unforeseen litigation;

•	sales of common stock by existing stockholders; and

•	the perception that such issuances or sales could occur.

Our stockholders may be diluted by the conversion of outstanding convertible senior notes.
      In October and November 2004 we issued and sold $145.0 million aggregate principal amount of notes which are convertible into our common stock, initially at the conversion price of $9.10 per share, equal to a conversion rate of approximately 109.8901 shares per $1,000 principal amount of notes, subject to adjustment. The holders of the notes may choose at any time to convert their notes into common stock. The number of shares of common stock issuable upon conversion of the notes, and therefore the dilution of existing common stockholders, could increase as a result of an event triggering the antidilution rights of the notes, including certain acquisitions of the Company in which 10% or more of the consideration paid for our common stock in the transaction is in the form of cash or securities that are not freely tradable. Conversion of our convertible senior notes would result in issuance of additional shares of common stock, diluting existing common stockholders.

Our stockholders may be diluted, or our common stock price may be adversely affected, by the exercise of outstanding stock options or other issuances of our common stock.
      We may issue additional common stock, preferred stock, or securities convertible into or exchangeable for our common stock. Furthermore, substantially all shares of common stock for which our outstanding stock options are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of common stock, preferred stock or securities convertible into or exchangeable for our common stock or the exercise of stock options would dilute existing investors and could adversely affect the price of our common stock.

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
      Our non-controlling position in Ceregene, along with investments of our available cash resources in certain types of fixed-income securities, could be considered “investment securities” under the Investment Company Act of 1940, raising a question of whether we are an investment company required to register and be regulated under the Investment Company Act. Regulation under the Investment Company Act, or a determination that we failed to register when required to do so, could materially and adversely affect our business. We believe that we are primarily engaged in the research, development and commercialization of biological cancer therapies and that any investment securities are ancillary to our primary business. Nevertheless, possible required dispositions of non-controlling investments could adversely affect our future reported results.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, maintain investor confidence or prevent fraud.
      Effective internal controls are necessary for us to provide reliable financial reports, maintain investor confidence and prevent fraud. As our operations have grown, as well as part of our examination of our internal systems in response to Sarbanes-Oxley requirements, we have discovered in the past, and may in the future discover, areas of our internal controls that could be improved. None of these issues have risen to the level that we were unable to attest to the effectiveness of our internal controls when we were required to do so. During fiscal 2005, we took a number of steps to improve our internal controls. Although we believe that all of these efforts have strengthened our internal controls, we continue to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Recent accounting pronouncements will impact our future results of operations.
      In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or SFAS 123R, which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their values. We expect to calculate the value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We will adopt SFAS 123R in our fiscal quarter beginning January 1, 2006, using the modified prospective method. We expect the adoption of SFAS 123R will have a material impact on our results of operations in that fiscal quarter and in each subsequent quarter, although it will have no impact on our overall liquidity. We cannot reasonably estimate the impact of adoption because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value share-based payments to employees and directors. However, had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and pro forma loss per common share in Note 1 of Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K. The adoption of SFAS 123R may affect the way we compensate our employees or may cause other changes in the way we conduct our business.

Risks Related to Our Industry

In order for our products to be offered to the public, they must undergo extensive clinical testing and receive approval from the FDA and other regulatory agencies, which could delay or prevent the commercialization of our products.
      Human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Preclinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and ICH Good Clinical Practices and the European Clinical Trial Directive under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations may also apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities or our Independent Data Monitoring Committees may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future. The results of the preclinical testing and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of a new drug application for a pharmaceutical product, and in the form of a biologics license application for a biological product, requesting approval to commence commercial sales.
      In responding to a new drug application or a biologics license application, the FDA or foreign health authorities may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Regulatory approval of a new drug application, biologics license application, or supplement is never guaranteed, and the approval process can take several years and is extremely expensive. The FDA and foreign health authorities have substantial discretion in the drug and biologics approval processes. Despite the time and expense incurred, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical, clinical or manufacturing-related studies. Approvals may not be granted on a timely basis, if at all, and if granted may not cover all the clinical indications for which we may seek approval. Also, an approval might contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

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
      We are subject to laws and regulations enforced by the FDA, the DEA, the California Department of Health Services, foreign health authorities and other regulatory statutes including:

•	the Occupational Safety and Health Act;

•	the Environmental Protection Act;

•	the Toxic Substances Control Act;

•	the Food, Drug and Cosmetic Act;

•	the Resource Conservation and Recovery Act; and

•	other current and potential federal, state, local or foreign laws and regulations.
      In particular with respect to environmental laws, product development activities involve the use of hazardous materials, and we may incur significant costs as a result of the need to comply with these laws. Our research, development and manufacturing activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. We are subject to federal, foreign, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of contamination or injury, by accident or as the result of intentional acts of terrorism, from these materials. In the event of an accident, we could be held liable for any damages that result, and any resulting liability could exceed our resources. We do not carry insurance for potential exposures which could result from these risks. We may also be required to incur significant costs to comply with environmental laws and regulations in the future.

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
      There is uncertainty related to the extent to which third-party payers will cover and pay for newly approved therapies. Sales of our future products will be influenced by the willingness of third-party payers to provide reimbursement. In both domestic and foreign markets, sales of our potential products will depend in part upon coverage and payment amounts from third-party payers, including:

•	government agencies;

•	private health care insurers and other health care payers such as health maintenance organizations; and

•	self-insured employee plans.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      We maintain our corporate headquarters in South San Francisco, California, we have a cGMP manufacturing facility in Hayward, California designed to produce one or more types of products at a scale suitable for Phase 3 trials and potential commercial market launch and we have a product distribution facility in Memphis, Tennessee. We lease all of our facilities.
      Our corporate headquarters facility consists of approximately 154,000 square feet of research and development and administrative space. We moved to this location in March 2003 from our previous leased facilities in Foster City, California. Our Hayward manufacturing facility, which consists of 51,000 square feet of manufacturing space and 50,000 square feet of laboratory and office space, is currently producing our GVAX immunotherapy for prostate cancer product. Our 35,000 square-foot facility in Memphis, Tennessee is a centrally located facility which we intend to use in the future as a centralized product distribution center.

ITEM 3.	LEGAL PROCEEDINGS
      Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock trades on the Nasdaq National Market under the symbol “CEGE.” The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported by the Nasdaq National Market. We did not declare or pay any cash dividends with respect to our common stock during any of the periods indicated below.

Year Ended December 31, 2005:	High	Low

First Quarter	$7.76	$4.53
Second Quarter	6.48	4.50
Third Quarter	6.53	5.36
Fourth Quarter	6.52	4.48

Year Ended December 31, 2004:	High	Low

First Quarter	$15.93	$11.03
Second Quarter	12.98	9.45
Third Quarter	10.40	6.61
Fourth Quarter	9.34	6.38
      As of January 31, 2006, there were approximately 660 holders of record and approximately 32,000 beneficial holders of our common stock. On February 28, 2006, the last reported sales price on the Nasdaq National Market for our common stock was $7.04. The market for our common stock is highly volatile.
      We did not repurchase any shares of our equity securities during the year ended December 31, 2005.
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

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$4,584	$11,458	$18,128	$39,141	$28,317
Total operating expenses	111,097	110,061	111,276	95,649	80,644
Gain on sale of Abgenix, Inc. common stock	55,123	12,160	12,638	2,246	—
Net loss	(64,939)	(97,411)	(56,406)	(26,599)	(28,673)
Net loss attributed to common stockholders	(64,943)	(97,511)	(56,636)	(27,301)	(29,458)
Basic and diluted net loss per common share	(1.43)	(2.23)	(1.48)	(0.76)	(0.85)

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments, including restricted cash and investments	$129,598	$174,971	$160,288	$166,905	$258,649
Total assets	366,975	435,139	460,502	419,197	615,310
Total current liabilities	69,385	77,923	94,296	76,353	149,690
Long-term obligations, excluding current portion	52,093	51,013	146,634	104,064	60,000
Convertible senior notes	145,000	145,000	—	—	—
Redeemable convertible preferred stock	—	1,897	2,706	7,632	17,970
Accumulated deficit	(308,912)	(243,973)	(146,562)	(90,156)	(63,557)
Stockholders’ equity	100,497	159,306	216,866	231,148	387,554

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under Item 1A, “Risk Factors” above. We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2005 and other documents filed by us from time to time with the Securities and Exchange Commission.
Overview
      We are a biotechnology company focused on the development and commercialization of novel biological therapies for patients with cancer. We are currently developing cell-based cancer immunotherapies and oncolytic virus therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been genetically modified to impart disease-fighting characteristics that are not found in conventional chemotherapeutic agents. As part of our GVAX cancer immunotherapy programs, we are conducting two Phase 3 clinical trials in prostate cancer and Phase 2 trials in each of pancreatic cancer and leukemia. We initiated our Phase 3 clinical trials for GVAX immunotherapy for prostate cancer in July 2004 and June 2005, each under a Special Protocol Assessment (SPA) with the United States Food and Drug Administration (FDA). In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG (Novartis), we initiated a Phase 1 clinical trial of CG0070 in recurrent bladder cancer in April 2005. We also have other preclinical oncolytic virus therapy programs, including CG5757, evaluating potential therapies for multiple types of cancer.
Critical Accounting Policies
      We consider certain accounting policies related to revenue recognition, income taxes and stock-based compensation to be critical accounting policies.

Revenue recognition
      Our revenues are derived principally from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically includes upfront payments, cost reimbursements, milestone payments and license fees. We evaluate whether the delivered element under these arrangements has value to our customer on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria are treated as one unit of accounting for the purposes of revenue recognition.
      Up-front payments: Up-front payments from our research collaborations include payments for technology transfer and access rights. Non-refundable upfront license fees and other payments under collaboration agreements where the Company continues involvement throughout development are deferred and recognized on a straight-line or ratable method, unless we determine that another methodology is more appropriate. During 2005, 2004 and 2003, the Company recognized revenue from a non-refundable upfront payment under our global alliance with Novartis AG for the development of certain oncolytic virus therapies based upon when the underlying development expenses were incurred, rather than a ratable method, as we determined that the expense method was more appropriate for this agreement. The revenues recorded under the Novartis alliance approximated the related development expenses that were incurred in the respective periods. The Company recognizes cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements. Deferred revenue represents the portion of upfront payments received that has not been earned.
      Milestones: Payments for milestones that are based on the achievement of substantive and at risk-performance criteria are recognized in full upon achievement of the incentive milestone events in accordance with the terms of the agreement. Incentive milestone payments are triggered either by the results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. As such, the incentive milestones are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of an incentive milestone event, the Company has no future performance obligations related to that payment.
      License fees: Non-refundable license fees where we have completed all future obligations are recognized as revenue upon execution of the technology licensing agreement when delivery has occurred, collectibility is reasonably assured and the price is fixed and determinable.

Income taxes
      We account for income taxes in accordance with the provision of Financial Accounting Standards No. 109, or SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in the year in which the basis difference is expected to reverse. We record a valuation allowance against deferred income tax assets, when the realization of such deferred income tax assets cannot be determined to be more likely than not.
      The Company establishes accruals for tax contingencies when it believes that certain tax positions may be challenged and that our positions may not be fully sustained. The Company adjusts its tax contingency accruals in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. In July 2005, the IRS issued to the Company a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses which were deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals level. We recorded a liability of $30.0 million for this and other federal and state tax contingencies, including estimated interest expense, at December 31, 2004 and accrued an additional $2.6 million of interest related to these tax contingencies in 2005.
      The nature of these tax matters is uncertain and subject to change. As a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the outcome of these matters. If we are unsuccessful in defending the tax filing positions that were previously taken, then potentially the liability for federal and state tax contingencies could be significantly higher than the $32.6 million that has been recorded as of December 31, 2005. An outcome of such matters different than previously estimated could materially impact our financial position or results of operations in the year of resolution. The Company continues to believe that its tax positions comply with all applicable tax laws, and the Company continues to vigorously defend against the NOPA using all administrative and legal processes available.
      Income tax benefits previously recorded have been based on a determination of deferred tax assets and liabilities and any valuation allowances that might be required against these deferred tax assets. The Company records a valuation allowance to reduce deferred tax assets to the amounts that are more likely than not to be realized. The Company has considered anticipated future taxable income, including taxable income from sales of Abgenix common stock, and potential tax planning strategies in assessing the need for valuation allowances. Certain of these determinations require judgment on the part of management. If the Company determines that it will be able to realize deferred tax assets in the future in excess of the carrying value of our net deferred tax assets, adjustments to the deferred tax assets will increase income by reducing tax expense in the period that such determination is reached. Likewise, if the Company determines that it will not be able to realize all or part of the carrying value of its net deferred tax assets in the future, adjustments to the deferred tax assets will decrease income by increasing tax expense in the period that such determination is reached. Significant estimates are required in determining our income tax benefits. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws and regulations, our future levels of spending for research and development, and changes in our overall level of pre-tax earnings or losses. We expect to record a full valuation allowance against the deferred tax asset in the first Quarter of 2006 due to the sale of our remaining 3.0 million shares of Abgenix, Inc. common stock in January and February 2006, in addition to recording a tax provision related to the realized gain on the sale of such shares.

Stock-based compensation
      Our employee stock compensation plans are accounted for utilizing the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant.
      The preparation of our financial statement footnotes requires us to estimate the fair value of stock options granted to employees. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option pricing model to estimate the fair value of employee stock options. However, the Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the stock price volatility. Because our stock options have characteristics significantly different from those of traded options and changes to the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of our employee stock options. We are currently evaluating our option valuation methodologies and assumptions in light of evolving accounting standards related to employee stock options.

Recently issued financial accounting standards
      In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or SFAS 123R, which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their values. We expect to calculate the value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We will adopt SFAS 123R in our fiscal quarter beginning January 1, 2006, using the modified prospective method. We expect the adoption of SFAS 123R will have a material impact on our results of operations in that fiscal quarter and in each subsequent quarter, although it will have no impact on our overall liquidity. We cannot reasonably estimate the impact of adoption because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value share-based payments to employees and directors. However, had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and pro forma loss per common share in Note 1 of Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Results of Operations

Revenue
      Revenues were $4.6 million in 2005 compared to $11.5 million in 2004 and $18.1 million in 2003, as shown in the following table (in thousands):

	2005	2004	2003

Novartis AG	$2,031	$5,846	$2,104
Japan Tobacco Inc.	—	—	14,145
sanofi-aventis Group	2,000	3,173	1,000
Transkaryotic Therapies, Inc.	—	250	—
Ceregene, Inc. (since August 4, 2004)	69	998	—
Other	484	1,191	879

	$4,584	$11,458	$18,128

      Revenues for 2005 included $2.0 million from Novartis recognized in connection with our global alliance for the development and commercialization of oncolytic virus therapies. Previously under this alliance we recognized $5.8 million of revenue in 2004 and $2.1 million in 2003. As of December 31, 2005 we have recognized all revenues associated with the $28.5 million payment received from Novartis in July 2003. Revenues for 2005 also included $2.0 million in connection with our gene activation technology license agreement with sanofi-aventis Group for gene activated erythropoietin, compared to revenues of $3.2 million in 2004 and $1.0 million in 2003 under the same agreement. We recorded contract revenue of $1.0 million in 2004 for services provided to Ceregene after August 3, 2004, the date as of which our ownership of Ceregene became a minority ownership position. We also recognized as other revenue in 2004 approximately $1.0 million in grants received by Ceregene on their Alzheimer’s disease and ALS research projects during the period it was a consolidated subsidiary.
      In August 2003, we announced that an agreement had been reached regarding outstanding clinical and patent-related milestone and wind down payments from Japan Tobacco Inc. (JT), in connection with the termination in 2002 of a collaboration agreement for certain GVAX cancer immunotherapies, for which we now hold all worldwide commercial rights. We recorded $14.1 million in revenue associated with this final agreement in 2003.

Research and development expenses
      Research and development expenses were $92.4 million in 2005 compared to $92.1 million in 2004 and $85.3 million in 2003. These increases can be attributed to our expanding clinical trials and other product development activities in both our GVAX cancer immunotherapy and oncolytic virus therapy programs. In July 2004, we announced the commencement of our VITAL-1 trial, which compares GVAX prostate cancer immunotherapy to Taxotere chemotherapy in patients with advanced prostate cancer without cancer-related pain. In June 2005, we announced the commencement of our VITAL-2 trial, which compares GVAX prostate cancer immunotherapy plus Taxotere chemotherapy to Taxotere chemotherapy alone in advanced prostate cancer patients with cancer-related pain. We expect that our research and development expenditures and headcount will increase in future years to support expanded, more advanced and more numerous clinical trials, and associated manufacturing and product development activities. The rate of increase depends on a number of factors, including progress in research and development and clinical trials.
      Biopharmaceutical products, such as those being developed by us, may take 10 to 15 years to research, develop and bring to market in the United States. Drug development in the U.S. is a process that includes several steps regulated by the FDA. The process begins with the filing of an IND application, which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase 1, 2 and 3. Costs for each phase are generally larger than the preceding phase, as the size of the clinical trial (number of patients) grows. The most significant costs associated with clinical development are the Phase 3 trials, as they tend to be the longest and largest studies conducted during the drug development process. We currently have one product in development for which we have initiated Phase 3 studies. However, the successful development of our products is highly uncertain. Estimates of product completion dates and completion costs can vary significantly for each product and are difficult to predict. Completion of clinical trials, including the VITAL-1 and VITAL-2 trials that we initiated in July 2004 and June 2005, respectively, may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. However, we estimate that clinical trials of the type we generally conduct are usually completed over the following timelines:

Estimated
Clinical Phase	Completion Period

Phase 1	1-3 years
Phase 2	1-3 years
Phase 3	2-5 years
      Many factors may delay our commencement and speed of completion of clinical trials, including the size and number of patients participating in the trial, the duration of patient follow-up required, the number of clinical sites at which the trial is conducted, competing trials and the length of time required to locate and enroll suitable patient subjects. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. There can be no assurance that any approval required by the FDA or other regulatory body will be obtained on a timely basis, if at all. For additional discussion of the risks and uncertainties associated with completing development of potential products, see “Item 1A Risk Factors” above.
      Included below is a summary of products and the related stage of development for each product in clinical development. The information in the column labeled “Estimated Completion of Ongoing Phase” constitutes forward-looking statements regarding timing of completion of product development phases. Our estimates of timing of completion of these trials are based on typical times of completion for trials of that type at such phases of development. The actual timing of completion of these phases of our clinical trials could differ materially from the estimates provided in the table due to the number of patients enrolled in the trial, the number of clinical trial sites involved, the time needed to fully enroll the trial, the time required for patient follow-up and other factors. Longer time frames for the completion of certain trials may be the result of requirements to measure patient survival. In addition, it is possible that any of these ongoing clinical trials may never be completed due to the occurrence of unacceptable treatment-related side effects, lack of clinical efficacy, insufficient supply of product for these clinical trials and other factors. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see “Item 1A Risk Factors” above.

Estimated
	Phase of	Completion
Treatment	Development	of Phase

GVAX Cancer Immunotherapies:
Prostate Cancer	Phase 3	2008-2009
Pancreatic Cancer	Phase 2	2006-2007
Leukemia — Acute Myelogenous (AML)	Phase 2	2008-2009
Leukemia — Chronic Myelogenous (CML)	Phase 2	2008-2009
Oncolytic Virus Therapy:
CG0070 (Recurrent Bladder Cancer)	Phase 1	2006-2007

General and administrative expenses
      General and administrative expenses were $16.3 million in 2005 compared to $17.9 million in 2004 and $26.0 million in 2003. In connection with the move of our corporate headquarters to South San Francisco, California in March 2003, we recorded lease exit costs related to our Foster City facility of $5.3 million in 2003 and $1.8 million in 2004 and reversed $0.4 million of previously recorded expenses in 2005. Excluding the effects of these charges, general and administrative expenses increased $0.6 million from 2004 to 2005 and decreased $4.6 million from 2003 to 2004. The increase in 2005 compared to 2004 is attributed to higher legal and accounting costs associated with general corporate activities. The higher expenses in 2003 compared to 2004 reflected approximately $2.3 million of facility costs, $1.5 million for Ceregene, our previously majority-owned subsidiary, and approximately $0.9 million of non-recurring facility start-up and close-down costs in connection with the move from the former headquarters in Foster City, California partially offset by increased costs associated with compliance with the Sarbanes-Oxley Act of 2002 and other corporate governance requirements. Future spending for general and administrative costs is expected to increase in order to support our growing infrastructure needs.

Restructuring charges
      In June 2005, we announced the implementation of a strategic restructuring of our business operations to focus resources on our most advanced and most promising product development programs. In November 2005, we sold our San Diego manufacturing facility for viral products to Genzyme Corporation for $3.2 million. We recorded a charge of $2.4 million in 2005 related to its restructuring decisions, including $1.5 million for workforce reduction initiatives, $0.3 million to reduce the carrying value of the San Diego manufacturing facility and $0.6 million for lease termination and other expenses.

Gain on sale of Abgenix common stock
      During 2005, we recorded a gain of $55.1 million associated with our sale of 3.7 million shares of Abgenix common stock. At December 31, 2005, we held 3.0 million shares of Abgenix common stock, which had a fair market value of approximately $63.8 million as of that date. During 2004, we recorded a gain of $12.2 million associated with the sale of 0.8 million shares of Abgenix common stock. During 2003 we recorded a gain of $12.6 million associated with the sale of 1.3 million shares of Abgenix common stock.
      In January and February 2006, we sold all 3.0 million shares of Abgenix common stock which we held as of December 31, 2005, resulting in gross proceeds of $65.5 million and a realized gain of $62.7 million.

Interest and other income
      Interest and other income was $3.1 million in 2005 compared to $2.7 million in 2004 and $4.8 million in 2003. The increase in 2005 compared to 2004 is attributed to higher average cash balances and higher interest rates in 2005. The decrease in 2004 compared to 2003 is attributed to lower average cash balances and lower interest rates in 2004.

Interest expense
      Interest expense was $10.7 million in 2005 compared to $9.9 million in 2004 and $5.4 million in 2003. In October and November 2004 we issued $145.0 million aggregate principal amount of our 3.125% Convertible Senior Notes due 2011 and used a portion of those proceeds to repay bank debt totaling $95.0 million. We recorded interest expense related to our Convertible Senior Notes, including amortization of related debt issuance costs, of $5.3 million and $0.9 million in 2005 and 2004, respectively. We recorded interest expense on our previously outstanding bank debt of $3.5 million and $1.0 million in 2004 and 2003, respectively, and capitalized interest expense of $0.8 million in 2003 in connection with the construction of our manufacturing facility in Hayward, California. Interest expense associated with our South San Francisco, California capital lease obligation was $5.3 million in 2005, $5.4 million in 2004 and $5.2 million in 2003.

Income taxes
      We recorded a tax provision of $5.9 million and $3.7 million in 2005 and 2004, respectively, and recorded a tax benefit of $24.6 million in 2003. The tax provision recorded in 2005 relates to the realized gain on the sale of 3.7 million shares of Abgenix common stock partially offset by tax benefits related to unrealized gains on Abgenix common stock and $2.6 million of additional interest for tax contingencies. The tax provision recorded in 2004 relates to the realized gain on the sale of 0.8 million shares of Abgenix common stock. The tax benefits recorded in 2003 primarily related to net operating losses that the Company concluded are realizable based on an estimate of future taxable income, including future taxable income that may result from sales of our Abgenix common stock. Net operating losses that we have concluded are realizable are based on our estimate of future taxable income, including taxable income from sales of Abgenix, Inc. common stock. The carrying value of our deferred tax assets is based on our ability to carry-forward these net operating losses to offset that potential future taxable income. At December 31, 2005, we had federal net operating loss carryforwards of approximately $301.0 million. The 2005 federal net operating losses will expire in the years beginning 2007 through 2025, if not utilized.
Liquidity and Capital Resources
      At December 31, 2005, we had approximately $129.6 million in cash, cash equivalents and short-term investments, including $2.9 million classified as restricted cash, related to outstanding letters of credit for our corporate headquarters facility in South San Francisco, California and cGMP manufacturing facility in Hayward, California. Information regarding the classification of these assets is included in Note 4 of Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K. We have maintained our financial position through strategic management of our resources including our holdings in Abgenix common stock, funding from various corporate collaborations and licensing agreements and the availability of debt financing.
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
      At December 31, 2005, we held approximately 3.0 million shares of Abgenix common stock, which had a fair market value of approximately $63.8 million as of that date. In January and February 2006, we sold all 3.0 million shares of Abgenix common stock held at December 31, 2005, resulting in gross proceeds of $65.5 million.
      In October and November 2004, we sold a total of $145.0 million aggregate principal amount of our 3.125% Convertible Senior Notes due 2011 in a private placement. We received approximately $139.9 million in proceeds after deducting the initial purchasers’ discount and estimated offering expenses, which we used to repay bank debt totaling $95.0 million, thereby eliminating restrictions on $60.0 million of cash.
      Net cash used in operating activities was $106.2 million in 2005 compared to $93.8 million in 2004 and $46.7 million in 2003. The increase in 2005 compared to 2004 was due primarily to a decline in revenues of $6.9 million and the addition of a restructuring charge of $2.4 million. The increase in 2004 compared to 2003 was due primarily to a $41.0 million increase in the net loss. In 2003, we recorded the receipt of an aggregate of $16.5 million in tax refunds from the Internal Revenue Service and California Franchise Tax Board from the income tax paid in 2000 and 2001 for the gain on sale of Abgenix common stock. Also, we received $15.0 million in 2003 from a license agreement with Transkaryotic Therapies, Inc. Cash requirements for operating activities are expected to increase in future periods, due in part to significant costs related to our ongoing Phase 3 trials. The timing of these cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish manufacturing and marketing capabilities for any products that we may develop.
      Net cash provided by investing activities was $101.3 million in 2005 and $39.9 million in 2004 compared to $37.7 million net cash used by investing activities in 2003. Cash provided by net short-term investments activities was $8.8 million higher in 2005 compared to 2004 and $56.5 million higher in 2004 compared to 2003. Cash inflows for the 2005 period include $58.5 million in net proceeds from the sale of 3.7 million shares of Abgenix common stock compared to proceeds of $12.9 million in 2004 related to the sale of 0.8 million shares of Abgenix common stock and $13.9 million in 2003 from the sale of 1.3 million shares of Abgenix common stock. Cash inflows for 2005 also include $3.2 million in connection with the sale of our San Diego manufacturing facility for viral products to Genzyme Corporation. Capital expenditures were $2.2 million in 2005 compared to $5.1 million in 2004 and $27.7 million in 2003. In 2004, we completed construction of additional research areas in our corporate headquarters in South San Francisco, California. Capital expenditures for 2003 consisted primarily of expenses incurred in connection with the construction of our cGMP manufacturing facility in Hayward, California and our former cGMP manufacturing facilities in San Diego, California and in Memphis, Tennessee, which were completed in late 2003. Our cGMP manufacturing facility located in Hayward, California is currently manufacturing GVAX immunotherapy for prostate cancer product for our ongoing Phase 3 clinical trials. Leasehold improvements for our corporate headquarters in South San Francisco, California were completed in March 2003.
      Net cash provided by financing activities was $0.8 million in 2005 compared to $102.3 million in 2004 and $55.2 million in 2003. Cash flows in 2004 include net proceeds of $139.9 million from the private placement of our 3.125% Convertible Senior Notes issuance in October and November 2004 and net proceeds of $57.2 million in connection with our public offering of 4,887,500 shares of common stock in March 2004. In October 2004, we used part of the proceeds from our note issuance to repay loans of an aggregate of $95.0 million to Fleet Bank and Silicon Valley Bank. In July 2003, we received a $28.5 million upfront payment from Novartis AG, of which $18.5 million was attributed to the issuance of an aggregate of 2.0 million shares of our common stock to Novartis and GTI, and the remaining $10.0 million was attributed to deferred revenue. As of December 31, 2005 we have recognized all revenues associated with the $28.5 million payment received from Novartis in July 2003. In September 2003, we borrowed $35.0 million from Silicon Valley Bank under a five-year term loan agreement. We did not enter into any significant financing activities in 2005.
      In connection with a gain on sale of Abgenix common stock in 2000, we paid $42.5 million in federal and state income taxes. Since 2000 we have received $35.7 million in tax refunds from the carryback of losses. We have additional unutilized federal and state net operating loss (NOL) carryforwards, although the future utilization of our federal NOL carryforwards is limited by Internal Revenue Code Section 382, which imposes an annual limitation on taxable income that can be offset by NOL’s following a change in control. For IRS purposes we experienced a change in control during our acquisition of Somatix in 1997. Our unutilized state net operating loss carryforwards may be similarly limited.
      We lease certain of our facilities and equipment under non-cancelable operating leases. These leases, including the Hayward and Memphis facility leases, expire at various dates through 2017, and some contain options for renewal. Our South San Francisco headquarters facility lease is recorded as a capital lease as a result of certain amendments that required us to fund the costs of certain structural components of the facility.
      In connection with the sale of our San Diego, California manufacturing facility for viral products to Genzyme Corporation and the termination of the related facility leases in November 2005, we retired approximately $13.6 million of leasehold improvements and manufacturing assets and $10.2 million of related accumulated depreciation. Also in November 2005 we terminated the lease for our former corporate headquarters facility in Foster City, California and retired approximately $5.0 million of associated leasehold improvements, equipment and related accumulated depreciation. The increase in leasehold improvements and the decrease in construction in process in 2004 compared to 2003 reflect the completion of our corporate headquarters facility in South San Francisco, California and the completion of our cGMP manufacturing facility in Hayward, California. The Hayward facility was placed in service during 2003. In 2003, we moved our corporate headquarters to South San Francisco from Foster City, California. As a result, we retired approximately $14.3 million and $1.0 million of leasehold improvements and other assets related to our former corporate headquarters in Foster City, California, and approximately $13.6 million and $1.0 million of related accumulated depreciation, in 2003 and in 2004, respectively. The decrease in construction in process also reflects the deconsolidation of Ceregene in August 2004 subsequent to Ceregene’s Series B preferred stock financing.
      Our long-term contractual obligations at December 31, 2005 were as follows (in thousands):

		Payment Due

					2011 and
	Total	2006	2007 and 2008	2009 and 2010	thereafter

Convertible senior notes	$145,000	$—	$—	$—	$145,000
South San Francisco capital lease obligation	93,588	6,300	13,268	14,249	59,771
Operating leases	29,750	1,944	3,860	3,919	20,027

	$268,338	$8,244	$17,128	$18,168	$224,798

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
      We estimate that our cash to be used in operating activities during 2006 will be approximately $100 million to $105 million. This estimated use of cash does not include capital expenditures or the cost of any potential acquisitions, nor does it reflect the potential offset by equity or debt financings or major new collaborative ventures. Our capital requirements depend on numerous factors, including: the progress and scope of our internally funded research, development, clinical, manufacturing and commercialization activities; our ability to establish new collaborations and the terms of those collaborations; our ability to reach a favorable resolution with the IRS with respect to their audit of our fiscal 2000 federal tax return, or to other potential tax assessments; competing technological and market developments; the time and cost of regulatory approvals; and various other factors that we discuss under Item 1A, “Risk Factors” above. Our ongoing development programs and any increase in the number and size of programs and trials will reduce our current cash resources and potentially create further need to raise additional capital. Therefore, we will continue to consider financing alternatives, including collaborative ventures and potential equity and debt financings.
      While we believe that our current liquidity position will be sufficient to meet our cash needs for at least the next year, we may need to raise substantial additional funds in order to complete our pending and planned trials over their multi-year course before we will obtain product revenue, if any, from such products. Accordingly, we may entertain the possibility of raising additional capital to preserve our liquidity, depending on a number of conditions, including conditions in the capital markets. The sources of liquidity available to us include payments from potential partners and/or licensees of our potential products and technologies, and private or public placement of Cell Genesys equity securities, warrants, debt securities or depositary shares. We regularly consider the conditions of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to us may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative consequence in order to reduce or minimize a more significant negative consequence to stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
Interest Rate Sensitivity
Principal Amount by Expected Maturity and Average Interest Rate

							Fair Value
					2010		December 31,
As of December 31, 2005	2006	2007	2008	2009	Thereafter	Total	2005

	(Dollars in thousands)
Total Investment Securities
Excluding Asset Backed	$79,040	$9,661	$—	$—	$—	$88,701	$88,586
Average Interest Rate	3.27%	4.23%	—	—	—	3.38%	—
Asset Backed Securities(i)						$25,761	$25,696
Average Interest Rate						4.08%	—
Fixed Interest Rate
Convertible Senior Notes	$4,531	$4,531	$4,531	$4,531	$153,307	$171,431	$121,500
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—

(i)	Asset backed securities have various contractual maturity dates ranging from 2006 to 2035. The expected maturity dates for these securities range from 2006 to 2007 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

							Fair Value
					2009		December 31,
As of December 31, 2004	2005	2006	2007	2008	Thereafter	Total	2004

	(Dollars in thousands)
Total Investment Securities	$115,112	$37,340	$10,976	$—	$—	$163,428	$162,779
Average Interest Rate	2.39%	2.27%	2.46%	—	—	2.37%	—
Fixed Interest Rate
Convertible Senior Notes	$4,531	$4,531	$4,531	$4,531	$157,838	$175,962	$170,900
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Cell Genesys, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Cell Genesys, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cell Genesys, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Cell Genesys, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cell Genesys maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cell Genesys, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
March 7, 2006

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Board of Directors and Stockholders
Cell Genesys, Inc,
      We have audited the accompanying consolidated balance sheets of Cell Genesys, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of Cell Genesys, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Genesys at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cell Genesys’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
March 7, 2006

CELL GENESYS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except par
	value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$54,221	$58,324
Short-term investments	72,483	113,347
Investment in Abgenix, Inc. common stock	63,824	68,503
Prepaid expenses and other current assets	2,104	1,184

Total current assets	192,632	241,358
Restricted cash and investments	2,894	3,300
Property and equipment, net	142,225	159,663
Deferred income tax assets	24,430	25,177
Unamortized debt issuance costs and other assets	4,794	5,641

	$366,975	$435,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,902	$2,888
Accrued compensation and benefits	4,399	5,071
Deferred revenue	—	2,031
Accrued facility exit costs	—	6,092
Other accrued liabilities	4,947	5,924
Accrued income taxes	32,612	29,954
Deferred income tax liabilities	24,430	25,177
Current portion of capital lease obligation	1,095	786

Total current liabilities	69,385	77,923
Other liabilities	2,174	—
Capital lease obligation, less current portion	49,919	51,013
Convertible senior notes	145,000	145,000
Redeemable Series B convertible preferred stock, $.001 par value: 4,000 shares authorized; designated by series; none and 152 shares issued and outstanding in 2005 and 2004, respectively	—	1,897
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value: 4,996,000 shares authorized; designated by series; none issued and outstanding in 2005 and 2004, respectively	—	—
Common stock, $.001 par value: 150,000,000 shares authorized; 45,559,495 and 44,978,226 shares issued and outstanding in 2005 and 2004, respectively	46	45
Additional paid-in capital	375,700	372,014
Accumulated other comprehensive income	33,663	31,220
Accumulated deficit	(308,912)	(243,973)

Total stockholders’ equity	100,497	159,306

	$366,975	$435,139

See accompanying notes

CELL GENESYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenue	$4,584	$11,458	$18,128

Operating expenses:
Research and development	92,405	92,133	85,296
General and administrative	16,342	17,928	25,980
Restructuring charges	2,350	—	—

Total operating expenses	111,097	110,061	111,276

Loss from operations	(106,513)	(98,603)	(93,148)
Other income (expense):
Gain on sale of Abgenix, Inc. common stock	55,123	12,160	12,638
Interest and other income	3,058	2,662	4,832
Interest expense	(10,679)	(9,885)	(5,360)

Loss before income taxes	(59,011)	(93,666)	(81,038)
Income tax benefit (provision)	(5,928)	(3,745)	24,632

Net loss	(64,939)	(97,411)	(56,406)
Dividend in kind to preferred stockholders	4	100	230

Net loss attributed to common stockholders	$(64,943)	$(97,511)	$(56,636)

Basic and diluted net loss per common share	$(1.43)	$(2.23)	$(1.48)

Weighted average shares of common stock outstanding-basic and diluted	45,434	43,682	38,177

See accompanying notes

CELL GENESYS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other
	Common Stock		Additional	Comprehensive		Total
			Paid-In	Income	Accumulated	Stockholders’
	Shares	Amounts	Capital	(Loss)	Deficit	Equity

	(In thousands)
Balances at December 31, 2002	36,882	$37	$286,548	$34,719	$(90,156)	$231,148
Comprehensive loss:
Net loss	—	—	—	—	(56,406)	(56,406)
Change in net unrealized gain on available-for-sale securities, net of taxes	—	—	—	16,652	—	16,652

Total comprehensive loss						(39,754)
Issuance of common stock upon exercise of stock options and pursuant to the Employee Stock Purchase Plan	223	—	1,730	—	—	1,730
Income tax benefit from stock option deductions	—	—	216	—	—	216
Non-employee stock-based compensation	—	—	81	—	—	81
Conversion of 439 preferred shares into common shares	567	1	5,155	—	—	5,156
Issuance of common stock to Novartis/ GTI	2,000	2	18,517	—	—	18,519
Dividend to preferred stockholders	—	—	(230)	—	—	(230)

Balances at December 31, 2003	39,672	40	312,017	51,371	(146,562)	216,866
Comprehensive loss:
Net loss	—	—	—	—	(97,411)	(97,411)
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(20,151)	—	(20,151)

Total comprehensive loss						(117,562)
Issuance of common stock upon exercise of stock options and pursuant to the Employee Stock Purchase Plan	284	—	1,897	—	—	1,897
Issuance of common stock in follow-on public offering, net of issuance costs of $3.9 million	4,887	5	57,186	—	—	57,191
Non-employee stock-based compensation	—	—	105	—	—	105
Conversion of 74 preferred shares into common shares	135	—	909	—	—	909
Dividend to preferred stockholders	—	—	(100)	—	—	(100)

Balances at December 31, 2004	44,978	45	372,014	31,220	(243,973)	159,306
Comprehensive loss:
Net loss	—	—	—	—	(64,939)	(64,939)
Change in net unrealized gain on available-for-sale securities, net of taxes	—	—	—	2,443	—	2,443

Total comprehensive loss						(62,496)
Issuance of common stock upon exercise of stock options and pursuant to the Employee Stock Purchase Plan	305	1	1,595	—	—	1,596
Non-employee stock-based compensation	—	—	195	—	—	195
Conversion of 152 preferred shares into common shares	276	—	1,900	—	—	1,900
Dividend to preferred stockholders	—	—	(4)	—	—	(4)

Balances at December 31, 2005	45,559	$46	$375,700	$33,663	$(308,912)	$100,497

See accompanying notes

CELL GENESYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(64,939)	$(97,411)	$(56,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,204	16,773	12,159
Loss (gain) on disposal of property and equipment	(27)	(19)	634
Asset impairment	280	—	—
Gain on sale of Abgenix, Inc. common stock	(55,123)	(12,160)	(12,638)
Non-employee stock based compensation	137	105	81
Deferred income tax provision (benefit)	3,271	3,745	(20,682)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(100)	788	636
Receivable from Transkaryotic Therapies, Inc.	—	—	15,000
Accounts payable	(986)	411	(1,413)
Accrued compensation and benefits	(672)	1,134	495
Deferred revenue	(2,031)	(5,846)	2,006
Accrued facility exit costs	(6,092)	(3,367)	3,281
Other accrued liabilities	1,197	2,064	(2,260)
Accrued income taxes	2,658	—	12,386

Net cash used in operating activities	(106,223)	(93,783)	(46,721)

Cash flows from investing activities:
Purchases of short-term investments	(109,363)	(227,651)	(265,905)
Maturities of short-term investments	51,066	8,543	15,520
Sales of short-term investments	99,629	251,661	226,468
Conversion of restricted cash and investments	406	—	—
Capital expenditures	(2,189)	(5,087)	(27,658)
Proceeds from disposal of property and equipment	3,255	67	65
Proceeds from sale of Abgenix, Inc. common stock	58,506	12,918	13,859
Cash effect related to the deconsolidation of Ceregene	—	(521)	—

Net cash provided by (used in) investing activities	101,310	39,930	(37,651)

Cash flows from financing activities:
Proceeds from issuances of common stock	1,596	59,088	20,249
Net proceeds from convertible senior note-financing	—	139,912	—
Proceeds from term loan financings	—	—	35,237
Payments under Ceregene financing	—	(482)	(272)
Payments under capital lease obligation	(786)	(515)	(47)
Payments under debt financings	—	(95,693)	—

Net cash provided by financing activities	810	102,310	55,167

Net increase (decrease) in cash and cash equivalents	(4,103)	48,457	(29,205)
Cash and cash equivalents, beginning of the year	58,324	9,867	39,072

Cash and cash equivalents, end of the year	$54,221	$58,324	$9,867

See accompanying notes

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Business activity
      Cell Genesys, Inc. (“Cell Genesys” or “the Company”) has focused its research and product development efforts on biological therapies for patients with cancer. The Company’s objective is to develop and commercialize cell-based immunotherapies and oncolytic virus therapies to treat different types of cancer. Cell Genesys’ current clinical-stage programs include GVAX cancer immunotherapies and oncolytic virus therapies.

Principles of consolidation
      The consolidated financial statements include the accounts of Cell Genesys and its subsidiaries, including its majority-owned subsidiary, Ceregene, Inc. through August 3, 2004, after which, as a result of a decline in ownership, Ceregene was no longer consolidated, but is accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

Use of estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management makes estimates when preparing the financial statements including those related to revenue recognition, accrued but unbilled expenses for clinical trials, income taxes, long-term service contracts, stock option valuation and contingencies.

Concentrations of risk
      We are subject to concentration of risk from our investments. At December 31, 2005, approximately 33% of total investments are concentrated in our investment in Abgenix, Inc. common stock. Risk for investments is otherwise managed by the purchase of investment grade securities and the diversification of the investment portfolio among issuers and maturities.

Revenue recognition
      The Company’s revenues are derived principally from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically includes upfront payments, cost reimbursements, milestone payments and license fees. We evaluate whether the delivered element under these arrangements has value to our customer on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria are treated as one unit of accounting for the purposes of revenue recognition.
      Up-front payments: Up-front payments from our research collaborations include payments for technology transfer and access rights. Non-refundable upfront license fees and other payments under collaboration agreements where the Company continues involvement throughout development are deferred and recognized on a straight-line or ratable method, unless we determine that another methodology is more appropriate. During 2005, 2004 and 2003, the Company recognized revenue from a non-refundable upfront payment under our global alliance with Novartis AG for the development of certain oncolytic virus therapies based upon when the underlying development expenses were incurred, rather than a ratable method, as we determined that the expense method was more appropriate for this agreement. The revenues recorded under the Novartis alliance approximated the related development expenses that were incurred in the respective periods. The Company recognizes cost reimbursement revenue under collaborative agreements as the related research and develop-

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ment costs are incurred, as provided for under the terms of these agreements. Deferred revenue represents the portion of upfront payments received that has not been earned.
      Milestones: Payments for milestones that are based on the achievement of substantive and at risk-performance criteria are recognized in full upon achievement of the incentive milestone events in accordance with the terms of the agreement. Incentive milestone payments are triggered either by the results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. As such, the incentive milestones are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of an incentive milestone event, the Company has no future performance obligations related to that payment.
      License fees: Non-refundable license fees where the Company has completed all future obligations are recognized as revenue upon execution of the technology licensing agreement when delivery has occurred, collectibility is reasonably assured and the price is fixed and determinable.

Property and equipment
      Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally 5 to 15 years. Computer equipment is depreciated over a life of three years. Property and equipment leased under capital leases are amortized over the shorter of the useful lives or the lease term. Leasehold improvements are stated at cost and amortized over the shorter of the useful lives or the lease term. Construction in process is reclassified to an appropriate fixed asset classification and depreciated when it is placed in service.

Long-lived assets
      The Company’s policy regarding long-lived assets is to evaluate the recoverability of its assets when the facts and circumstances suggest that the assets may be impaired. This assessment of fair value is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Unamortized debt issuance costs
      Unamortized debt issuance costs relate to the Company’s convertible senior notes and are amortized over the life of the related debt. Amortization expense totaled $0.7 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively and is reported as interest expense.

Cash, cash equivalents and short-term investments
      Cell Genesys invests its excess cash and short-term investments, including restricted cash and investments, with high credit quality United States and foreign financial institutions, government and corporate issuers and limits the amount of credit exposure to any one issuer. The Company considers all highly liquid investments with insignificant interest rate risk with original maturities of less than three months when purchased to be cash equivalents. All investments are denominated in U.S. dollars. Short-term investments include equity securities classified as available-for-sale. The Company records its investments at fair market value, based on quoted market prices.
      The Company’s debt and marketable equity securities are classified as available-for-sale and carried at fair value. Management considers its investments in debt securities to be available for use in current operations. As a result, all investments in debt securities are classified as current assets, even if the remaining maturity of the investment is more than one year beyond the balance sheet date. The cost of securities sold is

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on the specific identification method. Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in interest and other income (loss). Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
      Restricted cash and investments at December 31, 2005 relate to outstanding letters of credit which secure the Company’s leased corporate headquarters facility in South San Francisco, California, and its leased cGMP manufacturing facility in Hayward, California.

Fair value of financial instruments
      The carrying amounts of financial instruments such as cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturities of these instruments. The estimated fair value of our convertible senior notes is determined by using available market information and valuation methodologies that correlate fair value with the market price of the Company’s common stock that is provided by a third party financial institution. The fair value of our convertible senior notes as of December 31, 2005 and 2004 is approximately $121.5 million and $170.9 million, respectively.

Research and development costs
      Costs incurred in research and development activities are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and overhead costs.

Loss per share
      Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share includes the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (stock options, redeemable convertible preferred stock and convertible debt) were anti-dilutive for all years presented, they have been excluded from the computation of shares used in computing diluted loss per share.
      The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consisted of the following (in thousands, except per share data):

	Year Ended
	December 31,

	2005	2004

Convertible senior notes	15,934	15,934

Redeemable convertible preferred stock	—	253

Outstanding stock options	8,087	7,822

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,

	2005	2004	2003

Net loss	$(64,939)	$(97,411)	$(56,406)
Other comprehensive income (loss):
Increase (decrease) in unrealized gain on investments, net of tax benefit/(provision) of ($21.7) million, $(9.6) million and $11.1 million in 2005, 2004 and 2003, respectively	32,297	(12,779)	25,411
Less: reclassification adjustment for gains recognized in net loss, net of related tax of $25.0 million, $4.9 million, and $5.8 million in 2005, 2004, and 2003, respectively	(29,854)	(7,372)	(8,759)

Comprehensive loss	$(62,496)	$(117,562)	$(39,754)

Income taxes
      The Company accounts for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in the year in which the basis difference is expected to reverse. The Company records a valuation allowance against deferred income tax assets when the realization of such deferred tax income assets cannot be determined to be more likely than not.

Segment reporting
      The Company’s operations are treated as one operating segment, as it reports profit and loss information only on an aggregate basis to the chief operating decision-makers.

Reclassifications
      Certain prior year balances, relating to restricted cash and investments, have been reclassified from current to non-current to conform to the current year presentation.

Recent accounting pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or SFAS 123R, which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their values. We expect to calculate the value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We will adopt SFAS 123R in our fiscal quarter beginning January 1, 2006, using the modified prospective method. We expect the adoption of SFAS 123R will have a material impact on our results of operations in that fiscal quarter and in each subsequent quarter, although it will have no impact on our overall liquidity. We cannot reasonably estimate the impact of adoption

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value share-based payments to employees and directors. However, had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and pro forma loss per common share in the Stock Based Compensation section below.

Stock-based compensation
      The Company’s employee stock compensation plans are accounted for utilizing the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant.
      The following pro forma information regarding net loss has been calculated as if the Company had accounted for its employee stock options and stock purchase plan using the fair value method under SFAS No. 123:

	Year Ended December 31,

	2005	2004	2003

	(In thousands except per share data)
Net loss attributed to common stockholders, as reported	$(64,943)	$(97,511)	$(56,636)
Deduct:
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9,369)	(13,516)	(12,700)

Pro forma net loss	$(74,312)	$(111,027)	$(69,336)

Loss per share:
Basic and diluted loss per common share, as reported	$(1.43)	$(2.23)	$(1.48)
Basic and diluted pro forma loss per common share	$(1.64)	$(2.54)	$(1.82)
      The fair value of the Company’s stock options used to compute pro forma net loss and pro forma loss per share disclosures is the estimated value using the Black-Scholes option-pricing model. The following assumptions were used in completing the model:

	Year Ended
	December 31,

	2005	2004	2003

Dividend yield	0.00%	0.00%	0.00%
Annual risk free rate of return	3.82%	2.67%	1.53%
Expected volatility	0.60	0.68	0.76
Expected term (years)	4.0	3.9	3.9

2.	Restructuring charges
      In June 2005, the Company commenced the implementation of a strategic restructuring of its business operations to focus resources on its most advanced and most promising product development programs. The Company intends to deploy the majority of its resources going forward to advance GVAX immunotherapy for prostate cancer, which is currently in Phase 3 development, as well as GVAX immunotherapy for pancreatic cancer and GVAX immunotherapy for leukemia, both of which are in Phase 2 development. The Company’s priorities in the oncolytic virus therapy area include CG0070, which recently entered clinical trials for recurrent bladder cancer, and CG5757, both of which could be evaluated in multiple types of cancer in the future. The Company discontinued certain clinical programs including the GVAX immunotherapy programs

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for lung cancer and myeloma. In the oncolytic virus therapy program, the Company discontinued further development of CG7870 for prostate cancer and early-stage research programs for the development of new oncolytic virus therapies, as well as research efforts in anti-angiogenesis gene therapy for cancer.
      In connection with this restructuring, in November 2005 the Company sold its San Diego manufacturing facility for viral products to Genzyme Corporation for $3.2 million. The Company recorded a charge of $2.4 million in 2005 related to its restructuring decisions, including $1.5 million for workforce reduction initiatives, $0.3 million to reduce the carrying value of the San Diego manufacturing facility and $0.6 million for lease termination and other expenses. At December 31, 2005, $0.2 million of restructuring costs remained accrued for but had not yet been paid.

3.	Collaborative and License Agreements
      The Company has derived substantially all of its revenues from collaborative and license agreements, as shown in the following table (in thousands):

	Year Ended December 31,

	2005	2004	2003

Novartis AG	$2,031	$5,846	$2,104
Japan Tobacco Inc.	—	—	14,145
sanofi-aventis Group	2,000	3,173	1,000
Transkaryotic Therapies, Inc.	—	250	—
Ceregene, Inc. (since August 4, 2004)	69	998	—
Other	484	1,191	879

	$4,584	$11,458	$18,128

Global alliance with Novartis AG
      On July 23, 2003, the Company announced a global alliance with Novartis AG for the development and commercialization of oncolytic virus therapies. Under the agreement, the Company acquired exclusive worldwide rights to certain oncolytic virus therapy products and related intellectual property of Genetic Therapy, Inc. (GTI), an affiliate of Novartis, as well as certain related intellectual property of Novartis, and received an upfront payment of $28.5 million from Novartis. This payment was dedicated to the further development of certain existing oncolytic virus therapy products of the Company and those acquired from GTI, in each case for which the Company and Novartis both have future commercialization rights. In exchange, the Company issued to Novartis and GTI 1,999,840 shares of Cell Genesys, Inc. common stock. Of the $28.5 million upfront payment received from Novartis, the Company recorded approximately $18.5 million to the 1,999,840 common shares issued, based upon the market value of such shares, and approximately $10.0 million to deferred revenue, which the Company amortized to revenue over the related development period based upon when the underlying development expenses were incurred. The agreement also provides the basis for the sharing of future additional development costs and profits related to the potential products on a worldwide basis. The Company recognized $2.0 million, $5.8 million and $2.1 million in revenue under this agreement in 2005, 2004 and 2003, respectively. As of December 31, 2005 the Company has recognized all revenues associated with the $28.5 million payment received from Novartis in July 2003.

Collaborative agreement with Japan Tobacco Inc.
      On December 17, 1998, Cell Genesys entered into a worldwide collaboration agreement with the pharmaceutical division of Japan Tobacco Inc. (“JT”) for certain of the Company’s GVAX cancer immunotherapies. In October 2002, the remaining portion of the agreement with JT was terminated with the

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
result that Cell Genesys reacquired full commercial rights to the entire GVAX cancer immunotherapy portfolio. In August 2003, the Company announced that an agreement had been reached regarding outstanding clinical and patent-related milestone and wind down payments arising from this terminated collaboration agreement and recorded related revenue of $14.1 million in 2003. The Company did not record any revenue associated with this agreement in 2005 or 2004.

Gene activation technology licenses
      Cell Genesys executed a license agreement with Aventis, now sanofi-aventis Group, in February 1997 for gene-activated erythropoietin (“EPO”) and a second undisclosed protein. In late 2000, sanofi-aventis Group informed the Company of its intention to terminate this license agreement as it relates to the second undisclosed protein. The agreement provides for up to $26.0 million in milestone payments and fees, in addition to any royalties on future sales of gene-activated EPO anywhere in the world. As of December 31, 2005, Cell Genesys had received approximately $25.2 million under this license agreement, which included certain milestone payments relating to the development of gene-activated EPO which sanofi-aventis Group is developing in collaboration with Transkaryotic Therapies, Inc (“TKT”). The Company recognized revenues of $2.0 million, $3.2 million and $1.0 million in 2005, 2004 and 2003, respectively, pursuant to the agreement.
      In June 2002, Cell Genesys completed a license agreement with TKT under which Cell Genesys exclusively licensed intellectual property relating to the development of gene-activated EPO. In exchange, Cell Genesys received an upfront license fee of $26.0 million, which was to have been comprised of $11.0 million in cash and $15.0 million in shares of TKT common stock. An amendment to the original license agreement provided for the substitution of a cash payment in lieu of the TKT stock, and in January 2003, Cell Genesys received a cash payment of $15.0 million from TKT. In addition, Cell Genesys may receive additional payments, in an aggregate amount of up to $12.0 million in cash and TKT common stock, upon the achievement of certain patent-related milestones, but Cell Genesys can make no assurances that any of these patent-related milestones will ever be achieved or that any additional payments will be received. No ongoing royalty payments will be made by TKT to Cell Genesys under the terms of this agreement. In 2004, the Company received and recorded $0.3 million in revenue as a result of patent-related milestones achieved under this agreement. The Company did not record any revenue associated with this agreement in 2005 or 2003.

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

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments
      The following is a summary of the Company’s available-for-sale securities at December 31, 2005 and 2004 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
December 31, 2005	Amortized Cost	Gains	Losses	Fair Value

Money market funds	$41,135	$2	$—	$41,137
Corporate notes	12,270	15	(5)	12,280
Asset backed securities	25,761	6	(71)	25,696
U.S. government and its agencies	35,296	—	(127)	35,169
Abgenix common stock	2,749	61,075	—	63,824

	$117,211	$61,098	$(203)	$178,106

Classified as:
Cash equivalents				$41,799
Short-term investments				72,483
Abgenix common stock				63,824

				$178,106

		Gross	Gross
		Unrealized	Unrealized	Estimated
December 31, 2004	Amortized Cost	Gains	Losses	Fair Value

Money market funds	$2,744	$—	$—	$2,744
Corporate notes	11,743	—	(3)	11,740
U.S. government and its agencies	148,941	6	(652)	148,295
Abgenix common stock	6,131	62,372	—	68,503

	$169,559	$62,378	$(655)	$231,282

Classified as:
Cash equivalents				$49,432
Short-term investments				113,347
Abgenix common stock				68,503

				$231,282

      As of December 31, 2005, unrealized losses set forth above were primarily due to increases in interest rates. The gross unrealized losses in our portfolio of investments represent approximately 0.1% of the total fair value of the portfolio. We have concluded that unrealized losses in our investment securities are not other-than-temporary, and we have the intent and ability to hold impaired securities to maturity or call date. Gross realized gains on the sale of investment securities were $54.8 million, $12.3 million, and $14.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company sold 3.7 million, 0.8 million and 1.3 million shares of Abgenix stock resulting in net proceeds of $58.5 million, $12.9 million and $13.9 million in 2005, 2004 and 2003, respectively.

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

December 31, 2005	Amortized Cost	Estimated Fair Value

Debt securities maturing:
In one year or less	$79,040	$78,917
In one to two years	9,661	9,669
Asset backed securities	25,761	25,696

	$114,462	$114,282

      Asset backed securities have various contractual maturity dates. The expected maturity dates will differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.
      In January and February 2006, the Company sold all 3.0 million shares of Abgenix common stock which it held as of December 31, 2005, resulting in gross proceeds of $65.5 million and a realized gain on sale of $62.7 million.

5.	Property and Equipment
      Property and equipment consists of the following (in thousands):

	December 31,

	2005	2004

Machinery, furniture and equipment	$29,878	$34,792
Leasehold improvements	102,815	112,130
Property and equipment under capital lease obligation	52,361	52,361
Construction in process	1,461	3,864

	186,515	203,147
Accumulated depreciation and amortization	(44,290)	(43,484)

	$142,225	$159,663

      Accumulated amortization related to capital lease obligations was $9.9 million and $6.4 million as of December 31, 2005 and 2004, respectively.

6.	Convertible Senior Notes and Other Debt Financings
      In October 2004, the Company entered into a purchase agreement with initial purchasers relating to the private placement of $110.0 million aggregate principal amount of its 3.125% Convertible Senior Notes due 2011. The Company granted the initial purchasers a 30-day option to purchase up to an additional $35.0 million principal amount of the notes, which the purchasers elected to exercise in full in November 2004. The Company received approximately $139.9 million in net proceeds after deducting the initial purchasers’ discount and estimated offering expenses. The Company used a portion of the net proceeds to repay bank debt of $60.0 million related to an asset-backed debt financing obligation acquired from Fleet Bank in December 2001 in connection with the construction of the Company’s manufacturing facility in Hayward, California and to repay $35.0 million in term loans acquired in September 2003 from Silicon Valley Bank. The Company recorded interest expense including the amortization of debt issuance costs related to its convertible senior notes of $5.3 million and $0.9 million for the years ended December 31, 2005 and 2004, respectively. Interest on the notes is payable every May 1st and November 1st until the notes are due in 2011.

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under certain circumstances, the Company may redeem some or all of the notes on or after November 1, 2009 at a redemption price equal to 100% of the principal amount of the notes. Holders of the notes may require the Company to repurchase some or all of their notes if a fundamental change (as defined in the indenture governing the notes) occurs, at a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest (and additional amounts, if any) to the repurchase date. The notes are convertible into the Company’s common stock, initially at the conversion price of $9.10 per share, equal to a conversion rate of approximately 109.8901 shares per $1,000 principal amount of notes, subject to adjustment.

7.	Leases

Operating leases
      The Company leases certain of its facilities and equipment under non-cancelable operating leases which generally require the Company to make minimum lease payments as well as to reimburse the lessor for real estate taxes, insurance and maintenance expenses. These leases, including the Hayward and Memphis facility leases, expire at various dates through 2017 and some contain options for renewal. Rent expense under operating leases was $5.0 million in 2005, $5.0 million in 2004 and $9.1 million in 2003. In November 2005, the Company terminated two facility leases in connection with the sale of its San Diego manufacturing facility for viral products to Genzyme Corporation and the closure of its former headquarters in Foster City.
      In 2002, the Company recorded accrued expense for estimated lease exit costs associated with the planned move of its corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. Based upon updated estimates of the rental market for comparable laboratory and office space, the Company subsequently revised its estimate of accrued lease exit costs and recorded an additional $5.3 million of general and administrative expense in 2003 and $1.8 million in 2004 and reversed $0.4 million in 2005 of previously recorded expense. The Company terminated its facility lease in Foster City, California in November 2005.

Capital lease obligation
      During 2002, the Company amended the lease for its headquarters facility in South San Francisco, California to fund the costs of certain structural components of the facility. As a result of this lease amendment, the Company was required to account for this lease as a capital lease. At December 31, 2005, the Company had $51.0 million of capital lease obligations and $42.4 million of related leasehold improvement assets, net of accumulated amortization.

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum payments under non-cancelable operating leases and the capital lease obligation at December 31, 2005 are as follows (in thousands):

	Operating	Capital Lease
	Leases	Obligation

Years ending December 31:
2006	$1,944	$6,300
2007	1,894	6,520
2008	1,966	6,748
2009	1,897	7,017
2010	2,022	7,232
2011 and beyond	20,027	59,771

Total minimum payments	$29,750	93,588

Less: Amount representing interest		(42,574)

Present value of future debt payments		51,014
Less: Current portion of future payments		(1,095)

Noncurrent portion of future payments		$49,919

8.	Redeemable Convertible Preferred Stock
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
      In January 2005, all of the 152 then-outstanding shares of our Series B redeemable convertible preferred stock automatically converted into an aggregate of 0.3 million shares of our common stock at a conversion price of $6.895 per share. This conversion occurred in accordance with their terms on the five-year anniversary of their issuance, according to a predetermined formula. Following the conversion, no shares of the Company’s Series B preferred stock remained outstanding.

9.	Stockholders’ Equity

Common stock
      In March 2004, the Company completed a public offering of its common stock. In the offering, the Company sold 4.3 million shares along with an additional 0.6 million shares pursuant to the exercise over-allotment option by the underwriters, resulting in gross proceeds of $61.1 million. The offering was pursuant to the Company’s shelf registration statement filed in February 2003, which allows the Company to sell shares of its common stock up to a total dollar amount of an additional $88.9 million.

Stock option plans
      Prior to May 2005, the Company had five approved stock option plans: the 1989, 1992, and 1998 Incentive Stock Option Plans, the 2001 Nonstatutory Option Plan and the 2001 Non-Employee Directors Stock Option Plan (collectively, the Prior Plans). Under the Prior Plans, incentive stock options and non-qualified stock options were granted to eligible employees, directors and consultants to purchase shares of the

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s common stock at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under these plans have a maximum term of 10 years and generally vest over four years at the rate of 25 percent one year from the date of grant date and 1/48 monthly thereafter. The 1998 Incentive Stock Option Plan replaced the 1989 and 1992 Incentive Stock Option Plans which expired and were retired in 1999 and 2002, respectively.
      2005 Equity Incentive Plan: In May 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the 2005 Plan) at which time 1,000,000 new shares of common stock were authorized for issuance. The 2005 Plan replaced the Company’s 1998 Incentive Stock Option Plan, the 2001 Nonstatutory Option Plan and the 2001 Non-Employee Directors Stock Option Plan. Upon approval of the 2005 Plan, shares in the Prior Plans that had been reserved but not issued were reserved for issuance under the 2005 Plan. In the future, shares that would otherwise return to the Prior Plans as a result of option cancellations will also be reserved for issuance under the 2005 Plan. No additional grants will be made from the Prior Plans. As of December 31, 2005, there were 0.5 million options outstanding and 2.8 million shares available for grant under the 2005 Plan.
      The 2005 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares and other stock awards to eligible employees, directors and consultants. The Company generally grants options to purchase shares of common stock under the 2005 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2005 Plan have a maximum term of ten years and generally vest over four years at the rate of 25 percent one year from the date of grant date and 1/48 monthly thereafter.

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s stock option plans at December 31, 2005, 2004 and 2003 and changes during the periods then ended is presented in the tables below (share numbers in thousands):

		Outstanding Stock Options

	Shares	Number of	Weighted Average
	Available	Shares	Exercise Price

Balances, December 31, 2002	3,496	5,762	$13.82
Authorized	500	—	—
Granted	(1,674)	1,674	$9.85
Exercised	—	(97)	$7.41
Expired	(31)	—	—
Forfeited	704	(704)	$16.70

Balances, December 31, 2003	2,995	6,635	$12.62
Authorized	500	—	—
Granted	(2,131)	2,131	$11.50
Exercised	—	(123)	$6.33
Expired	(31)	—	—
Forfeited	821	(821)	$14.44

Balances, December 31, 2004	2,154	7,822	$12.23
Authorized	1,000	—	—
Granted	(1,758)	1,758	$6.27
Exercised	—	(106)	$4.44
Expired	(28)	—	—
Forfeited	1,387	(1,387)	$11.39

Balances, December 31, 2005	2,755	8,087	$11.18

Exercisable at December 31, 2005		5,772	$12.26

Exercisable at December 31, 2004		4,951	$12.68

Exercisable at December 31, 2003		4,056	$12.22

Weighted average fair value of options granted during 2005*			$3.07
Weighted average fair value of options granted during 2004*			$6.24
Weighted average fair value of options granted during 2003*			$5.66

*	Fair value of the stock options was based on the Black-Scholes model. See Note 1 above for more information regarding the assumptions applied to the model in each of the years presented above.

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding

		Weighted-		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Price	(in thousands)	(in years)	Price	(in thousands)	Price

$3.50-$7.21	2,835	7.0	$5.91	1,382	$5.52
$7.34-$9.50	1,429	5.4	$8.75	1,229	$8.72
$9.95-$14.04	1,746	7.6	$12.72	1,135	$12.57
$14.07-$19.63	1,595	5.7	$17.03	1,544	$17.12
$19.88-$42.63	482	5.2	$24.36	482	$24.36

	8,087			5,772

Employee stock purchase plans
      The 2002 Employee Stock Purchase Plan (“the Purchase Plan”) was approved by stockholders in June 2002. The Purchase Plan allows eligible employees to purchase common stock at 85 percent of its fair value at certain specified dates. Employee contributions are limited to 10 percent of compensation or $25,000, whichever is less. As of December 31, 2005, a total of 0.5 million shares of common stock have been authorized for issuance under the Purchase Plan. The Purchase Plan also allows for annual increases in the number of shares authorized for issuance under the Purchase Plan to be added on the first day of each of the Company’s fiscal years beginning in 2003, equal to the lesser amount of (a) 0.1 million shares, (b) 1/2 percent of the outstanding additional shares on such date, or (c) an amount determined by the Board of Directors. Pursuant to this annual provision, 0.1 million shares were authorized for issuance effective January 1, 2005, and an additional 0.1 million shares were authorized for issuance effective January 1, 2006. As of December 31, 2005, 0.5 million shares have been issued pursuant to the Purchase Plan.

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

Non-employee stock-based compensation
      Cell Genesys recorded $0.1 million in each of 2005, 2004 and 2003 for non-employee stock-based compensation for grants of stock options to consultants. These amounts were based upon the fair value of the vested portion of the grants. Additional compensation will be recorded in future periods for the remaining unvested portion of the grants.

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common shares reserved for future issuance
      At December 31, 2005, the Company had reserved shares of common stock for potential future issuance as follows: 15.9 million shares upon conversion of convertible senior notes and 10.9 million for exercises under the Company’s stock option plans and stock purchase plan.

10.	Income Taxes
      The Company’s benefit (provision) for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2005	2004	2003

Current:
Federal	$(2,658)	$—	$3,726
State	—	—	—

	(2,658)	—	3,726

Deferred:
Federal	(3,270)	(3,745)	20,906
State	—	—	—

	(3,270)	(3,745)	20,906

Benefit (provision) for income taxes	$(5,928)	$(3,745)	$24,632

      The tax provision recorded in 2005 relates to the realized gain on the sale of 3.7 million shares of Abgenix common stock partially offset by tax benefits related to unrealized gains on Abgenix common stock and $2.6 million of additional interest for tax contingencies. The tax provision recorded in 2004 relates to the realized gain on the sale of 0.8 million shares of Abgenix common stock. The tax benefit recorded in 2003 primarily relates to net operating losses that, at that time, the Company concluded were realizable based on the Company’s estimate of future taxable income, including future taxable income resulting from sales of its Abgenix common stock.
      A reconciliation of the Company’s recorded income tax benefit (provision) to the U.S. statutory rate follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

Tax benefit at U.S. statutory rate	$20,654	$32,783	$28,363
Change in valuation allowance	(23,357)	(43,998)	(9,941)
Research and development tax credits	2,739	2,389	2,511
Tax effect of realized and unrealized (gains) losses on available-for-sale-securities recorded in other comprehensive income	(3,270)	5,094	—
Interest on tax contingencies	(2,658)	—	—
Prior year items	—	—	3,726
Other	(36)	(13)	(27)

Benefit (provision) for income taxes	$(5,928)	$(3,745)	$24,632

      As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $301.0 million, which will expire on various dates between 2007 and 2025, if not

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
utilized. As of December 31, 2005, the Company had federal R&D tax credits of $14.5 million, which will expire on various dates between 2006 and 2025. As of December 31, 2005, the Company had net operating loss carryforwards for California state income tax purposes of $60.4 million, which will expire on various dates between 2012 and 2015. As of December 31, 2005, the Company had California state R&D tax credits of $15.4 million, which do not expire. The Company also had Manufacturer Investment Credits of $0.1 million which expire in 2010 and 2011. Utilization of the net operating loss and credit carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to Stockholders’ Equity. Prior year items relate to changes in estimates to the net operating loss carrybacks to the 2000 year tax returns that were filed during 2003.
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$108,372	$90,073
Research credit carryforwards	24,573	20,701
Capitalized research and development, net of amortization	11,347	8,405
Other accruals and reserves	1,654	6,164

Net deferred tax assets	145,946	125,343
Valuation allowance	(118,961)	(93,550)

	26,985	31,793
Deferred tax liabilities:
Depreciation	(2,555)	(6,616)
Unrealized gain on investments, including Abgenix, Inc.	(24,430)	(25,177)

Net deferred tax	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance increased by $25.4 million, $45.5 million, and $24.9 million in 2005, 2004 and 2003, respectively.
      In July 2005, the IRS issued a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses that the Company deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. The Company responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals level. The Company recorded a liability of $30.0 million for this and other federal and state tax contingencies, including estimated interest expense, at December 31, 2004 and accrued an additional $2.6 million of interest related to these tax contingencies in 2005. If the Company is unsuccessful in defending the tax filing positions, then potentially the liability for federal and state tax contingencies could be significantly higher than the $32.6 million that has been recorded as of December 31, 2005. The Company continues to believe that its tax positions comply with all applicable tax laws, and continues to vigorously defend against the NOPA using all administrative and legal processes available.

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full time employees (“the Cell Genesys 401K Plan”). Participating employees may contribute up to the annual Internal Revenue Service contribution limit. The Cell Genesys 401K Plan also provides for employer matching contributions up to an annual limit of $3,000. The Cell Genesys 401K Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by the employees and by the Company, and income earned on the contributions are not taxable to employees until withdrawn from the plan. Contributions by the Company are tax deductible when made. At the discretion of each participant, the assets of the Cell Genesys 401K Plan are invested in any of twelve different investment options.
      The employer matching contribution is invested in the same investment options selected by the employee for their individual contributions. The employer matching contributions vest ratably over three years. The Company contributed $0.9 million, $0.9 million and $0.8 million in employer matching contributions in 2005, 2004 and 2003, respectively.

12.	Statement of Cash Flows
      Supplemental disclosure to the Consolidated Statements of Cash Flows is as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

Cash paid for interest	$9,997	$9,155	$5,887
Cash refunded for income taxes	$—	$—	$(16,532)
      The Company capitalized interest expense of $0.8 million in 2003 in connection with the construction of its manufacturing facility in Hayward, California.

13.	Related Party
      Transactions with related parties are under terms no less favorable to the Company than those with other customers.
      Ceregene: On August 3, 2004, Ceregene, Inc., our previously majority-owned subsidiary, announced an initial closing of a $32.0 million Series B preferred stock financing. In July 2005, Ceregene announced the second closing of its $32.0 million Series B preferred stock financing. The Company participated in the second closing through the partial conversion of an outstanding bridge loan to Ceregene and related accrued interest into shares of Ceregene’s Series B preferred stock. Immediately following the second closing the Company continued to own approximately 25% of Ceregene’s capital stock on a fully diluted basis. At December 31, 2005, the principal balance of the bridge loan outstanding to Ceregene was $1.8 million.
      Subsequent to the initial closing of the Series B preferred stock financing on August 3, 2004, the Company accounted for its investment in Ceregene under the equity method of accounting for investments as a result of the Company’s reduced ownership percentage in Ceregene. Prior to August 3, 2004, the accounts of Ceregene were consolidated with our own. For the four months ended December 31, 2004, the Company recorded revenue of $0.8 million from Ceregene under a contract manufacturing arrangement and technology license revenue of $0.2 million under the same agreement. In 2005, the Company recorded revenue of

CELL GENESYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.1 million from Ceregene. We do not expect to recognize future losses from Ceregene, as the cost basis of the Company’s investment in Ceregene is now zero.
      The Company has guaranteed certain secured indebtedness of Ceregene totaling $0.2 million until May 2007. The Company has accrued less than $0.1 million and $0.2 million related to this guarantee as of December 31, 2005 and December 31, 2004, respectively.
      Xenogen: During 2005, the Company paid $0.2 million for license fees to Xenogen Corporation whose Chairman and CEO is a member of our Board of Directors.

14.	Selected Quarterly Financial Information (Unaudited)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
Quarterly Results of Operations	2005	2005	2005	2005

(Unaudited)
	(In thousands, except per share amounts)
Revenue	$1,646	$2,782	$71	$85
Research and development	24,843	23,199	23,333	21,030
General and administrative	3,763	3,945	3,648	4,986
Restructuring charges	—	853	744	753
Gain on sale of Abgenix, Inc. common stock	—	—	6,293	48,830
Net income (loss)	(29,311)	(27,416)	(27,268)	19,056
Basic net income (loss) per common share	(0.65)	(0.60)	(0.60)	0.42
Diluted net income (loss) per common share	(0.65)	(0.60)	(0.60)	0.33

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
Quarterly Results of Operations	2004	2004	2004	2004

(Unaudited)
	(In thousands, except per share amounts)
Revenue	$2,584	$2,462	$3,228	$3,184
Research and development	22,644	24,097	21,686	23,706
General and administrative(1)	5,549	5,115	3,772	3,492
Gain on sale of Abgenix, Inc. common stock	5,506	6,474	180	—
Net loss	(20,919)	(26,019)	(24,049)	(26,424)
Basic and diluted loss per common share	(0.52)	(0.58)	(0.54)	(0.59)

(1)	The quarters ended March 31 and June 30, 2004 include facility exit costs of $1.0 million and $0.8 million, respectively.
      Basic and diluted loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted loss per share amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
      Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management believes that, as of December 31, 2005, our internal control over financial reporting was effective.
      Our independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of the Company’s internal control over financial reporting. Their report on the audit of internal control over financial reporting appears on page 42 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
      There were no significant changes in our internal control over financial reporting that occurred during the year ended December 31, 2005, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
      Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      (a) The information required by this Item concerning our directors is incorporated by reference to our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2005 fiscal year (the “2006 Proxy Statement”).
      (b) The information required by this Item concerning our executive officers is set forth in the section entitled “Executive Officers” in Part I of this Form 10-K and is incorporated by reference into this section.
      We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. This code of ethics, which is part of our Code of Business Conduct and Ethics that applies to all of our employees, is posted on our website and can be accessed from the following link: http://www.cellgenesys.com/investing-business-conduct.shtml
      We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item is incorporated by reference to our 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item regarding security ownership of certain beneficial owners and management, as well as equity compensation plans, is incorporated by reference to the information set forth in the sections “Beneficial Owners and Management’s Ownership of Cell Genesys Stock” and “Equity Compensation Plan Information” in our 2006 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item is incorporated by reference to our 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this Item is incorporated by reference to our 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are included as part of this Annual Report on Form 10-K.

1.	Index to Financial Statements

2.	Financial Statement Schedules
      All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

Number		Note	Description

2.1		(1)	Agreement and plan of merger and reorganization, dated as of January 12, 1997, among Cell Genesys, S Merger Corp. and Somatix Therapy Corporation.
2.3		(3)	Series A Preferred Stock Purchase Agreement dated January 10, 2001, pursuant to which Cell Genesys purchased shares of Series A Preferred Stock of Ceregene, Inc.
2.4		(4)	Agreement and Plan of Reorganization dated as of August 1, 2001 by and among Cell Genesys, Satellite Acquisition Corporation, Calydon, Inc., Kenneth Socha as shareholder representative (with respect to Articles VII and IX only) and Chase Manhattan Bank and Trust Company, N.A., as escrow agent.
3.1		(5)	Restated Certificate of Incorporation.
3.2		(25)	Certificate of Amendment to Restated Certificate of Incorporation.
3.3		(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
3.4		(5)	Certificate of Amendment to Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
3.5		(5)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock.
3.6		(6)	Bylaws.
4.1		(7)	Amended and Restated Preferred Shares Rights Agreement, dated as of July 26, 2000 between Cell Genesys and Fleet National Bank.
4.2		(8)	Indenture dated as of October 20, 2004 by and between Cell Genesys and U.S. Bank National Association.
10	.1†	(9)	Form of Indemnification Agreement for Directors and Officers.
10.6		(9)	License Agreement dated August 13, 1990 between Cell Genesys and the University of North Carolina at Chapel Hill.
10.9		(9)	License Agreement dated June 28, 1991 between Cell Genesys and the University of Utah Research Foundation.
10	.10†	(10)	Amended Employment Agreement with Stephen A. Sherwin, M.D.

Number		Note	Description

10.11		(11)	Research and Development Leases between Cell Genesys and Drawbridge/ Forbes LLC, dated March 3, 2001.
10.12		(25)	Lease Agreement dated June 29, 2000 between Lincoln-RECP Industrial OPCO, LLC and Cell Genesys, First Amendment to Lease Agreement dated January 2, 2001 between F & S Hayward, LLC and Cell Genesys and Lease Agreement dated January 7, 2002 between F & S Hayward II, LLC and Cell Genesys for premises located at 24570 Clawiter Road, Hayward, California.
10	.13†	(12)	2001 Nonstatutory Stock Option Plan.
10	.14†	(13)	2002 Employee Stock Purchase Plan.
10	.15†	(14)	Form of Change of Control Severance Agreement.
10	.16†	(15)	Amended and Restated 1998 Incentive Stock Plan.
10	.17*	(16)	Amended and Restated GVAX Agreement by and between Japan Tobacco Inc. and Cell Genesys dated November 26, 2001.
10.19		(16)	Industrial Lease Agreement dated February 1, 2002, between Shelby Drive Corporation, and Cell Genesys for property located at 4600 Shelby Drive, Suite 108, Memphis, Tennessee.
10	.21*	(17)	License Agreement dated June 7, 2002 between Transkaryotic Therapies, Inc. and Cell Genesys, Inc.
10	.22*	(18)	Patent Assignment and License Agreement dated July 23, 2003 between Cell Genesys, Novartis AG and Genetic Therapy Inc.
10	.23*	(19)	Product Development and Option Agreement dated July 23, 2003 between Cell Genesys and Novartis Pharma AG.
10.24		(20)	Standstill and Registration Rights Agreement dated July 23, 2003 between Cell Genesys, Novartis AG and Genetic Therapy, Inc.
10.25		(21)	Resale Registration Rights Agreement dated as of October 20, 2004 among Cell Genesys and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the initial purchaser.
10	.26†	(22)	Contract of Employment dated February 25, 2005 between Robert J. Dow and Cell Genesys.
10	.27†	(23)	Change of Control Severance Agreement dated May 2, 2005 between Robert J. Dow and Cell Genesys.
10	.28†	(24)	2005 Equity Incentive Plan.
12.1		(25)	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
21.1		(25)	Subsidiaries of Cell Genesys, Inc.
23.1		(25)	Consent of Independent Registered Public Accounting Firm.
31.1		(25)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		(26)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to specific portions of this exhibit.

†	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(1)	Incorporated by reference to Exhibit 2.1 filed with the Company’s Form 8-K dated January 12, 1997.

(3)	Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(5)	Incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-3/ A (Reg. No. 333-102122) filed with the SEC on January 30, 2003.

(6)	Incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference to the Company’s Form 8-A12G/ A dated July 28, 2000.

(8)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-3 (Reg. No. 333-121732) filed with the SEC on December 29, 2004.

(9)	Incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (Reg. No. 33-46452) as amended.

(10)	Incorporated by reference to Exhibit 10.20 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

(11)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(12)	Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (Reg. No. 333-91796) filed with the SEC on July 2, 2002.

(13)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (Reg. No. 333-91796) filed with the SEC on July 2, 2002.

(14)	Incorporated by reference to Exhibit 10.26 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(16)	Incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(17)	Incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/ A for the quarter ended June 30, 2002 (filed July 30, 2003).

(18)	Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(19)	Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(20)	Incorporated by reference to Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(21)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-3 (Reg. No. 333-121732) filed with the SEC on December 29, 2004.

(22)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(23)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(24)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (Reg. No. 333-127158) filed with the SEC on August 3, 2005.

(25)	Filed herewith.

(26)	Furnished herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of March 2006.

Cell Genesys, Inc.

By:	/s/ SHARON E. TETLOW

Sharon E. Tetlow
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Sherwin, M.D. Stephen A. Sherwin, M.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2006

/s/ Sharon E. Tetlow Sharon E. Tetlow	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006

/s/ David W. Carter David W. Carter	Director	March 13, 2006

/s/ Nancy M. Crowell Nancy M. Crowell	Director	March 13, 2006

/s/ James M. Gower James M. Gower	Director	March 13, 2006

/s/ John T. Potts, Jr., M.D. John T. Potts, Jr., M.D.	Director	March 13, 2006

/s/ Thomas E. Shenk, Ph.D. Thomas E. Shenk, Ph.D.	Director	March 13, 2006

/s/ Eugene L. Step Eugene L. Step	Director	March 13, 2006

/s/ Inder M. Verma, Ph.D. Inder M. Verma, Ph.D.	Director	March 13, 2006

/s/ Dennis L. Winger Dennis L. Winger	Director	March 13, 2006

EXHIBIT INDEX

Number		Note	Description

2.1		(1)	Agreement and plan of merger and reorganization, dated as of January 12, 1997, among Cell Genesys, S Merger Corp. and Somatix Therapy Corporation.
2.3		(3)	Series A Preferred Stock Purchase Agreement dated January 10, 2001, pursuant to which Cell Genesys purchased shares of Series A Preferred Stock of Ceregene, Inc.
2.4		(4)	Agreement and Plan of Reorganization dated as of August 1, 2001 by and among Cell Genesys, Satellite Acquisition Corporation, Calydon, Inc., Kenneth Socha as shareholder representative (with respect to Articles VII and IX only) and Chase Manhattan Bank and Trust Company, N.A., as escrow agent.
3.1		(5)	Restated Certificate of Incorporation.
3.2		(25)	Certificate of Amendment to Restated Certificate of Incorporation.
3.3		(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
3.4		(5)	Certificate of Amendment to Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
3.5		(5)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock.
3.6		(6)	Bylaws.
4.1		(7)	Amended and Restated Preferred Shares Rights Agreement, dated as of July 26, 2000 between Cell Genesys and Fleet National Bank.
4.2		(8)	Indenture dated as of October 20, 2004 by and between Cell Genesys and U.S. Bank National Association.
10	.1†	(9)	Form of Indemnification Agreement for Directors and Officers.
10.6		(9)	License Agreement dated August 13, 1990 between Cell Genesys and the University of North Carolina at Chapel Hill.
10.9		(9)	License Agreement dated June 28, 1991 between Cell Genesys and the University of Utah Research Foundation.
10	.10†	(10)	Amended Employment Agreement with Stephen A. Sherwin, M.D.
10.11		(11)	Research and Development Leases between Cell Genesys and Drawbridge/ Forbes LLC, dated March 3, 2001.
10.12		(25)	Lease Agreement dated June 29, 2000 between Lincoln-RECP Industrial OPCO, LLC and Cell Genesys, First Amendment to Lease Agreement dated January 2, 2001 between F & S Hayward, LLC and Cell Genesys and Lease Agreement dated January 7, 2002 between F & S Hayward II, LLC and Cell Genesys for premises located at 24570 Clawiter Road, Hayward, California.
10	.13†	(12)	2001 Nonstatutory Stock Option Plan.
10	.14†	(13)	2002 Employee Stock Purchase Plan.
10	.15†	(14)	Form of Change of Control Severance Agreement.
10	.16†	(15)	Amended and Restated 1998 Incentive Stock Plan.
10	.17*	(16)	Amended and Restated GVAX Agreement by and between Japan Tobacco Inc. and Cell Genesys dated November 26, 2001.
10.19		(16)	Industrial Lease Agreement dated February 1, 2002, between Shelby Drive Corporation, and Cell Genesys for property located at 4600 Shelby Drive, Suite 108, Memphis, Tennessee.
10	.21*	(17)	License Agreement dated June 7, 2002 between Transkaryotic Therapies, Inc. and Cell Genesys, Inc.
10	.22*	(18)	Patent Assignment and License Agreement dated July 23, 2003 between Cell Genesys, Novartis AG and Genetic Therapy Inc.
10	.23*	(19)	Product Development and Option Agreement dated July 23, 2003 between Cell Genesys and Novartis Pharma AG.
10.24		(20)	Standstill and Registration Rights Agreement dated July 23, 2003 between Cell Genesys, Novartis AG and Genetic Therapy, Inc.

Number		Note	Description

10.25		(21)	Resale Registration Rights Agreement dated as of October 20, 2004 among Cell Genesys and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the initial purchaser.
10	.26†	(22)	Contract of Employment dated February 25, 2005 between Robert J. Dow and Cell Genesys.
10	.27†	(23)	Change of Control Severance Agreement dated May 2, 2005 between Robert J. Dow and Cell Genesys.
10	.28†	(24)	2005 Equity Incentive Plan.
12.1		(25)	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
21.1		(25)	Subsidiaries of Cell Genesys, Inc.
23.1		(25)	Consent of Independent Registered Public Accounting Firm.
31.1		(25)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		(26)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to specific portions of this exhibit.

†	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(1)	Incorporated by reference to Exhibit 2.1 filed with the Company’s Form 8-K dated January 12, 1997.

(3)	Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(5)	Incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-3/ A (Reg. No. 333-102122) filed with the SEC on January 30, 2003.

(6)	Incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference to the Company’s Form 8-A12G/ A dated July 28, 2000.

(8)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-3 (Reg. No. 333-121732) filed with the SEC on December 29, 2004.

(9)	Incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (Reg. No. 33-46452) as amended.

(10)	Incorporated by reference to Exhibit 10.20 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

(11)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(12)	Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (Reg. No. 333-91796) filed with the SEC on July 2, 2002.

(13)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (Reg. No. 333-91796) filed with the SEC on July 2, 2002.

(14)	Incorporated by reference to Exhibit 10.26 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(16)	Incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(17)	Incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/ A for the quarter ended June 30, 2002 (filed July 30, 2003).

(18)	Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(19)	Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(20)	Incorporated by reference to Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(21)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-3 (Reg. No. 333-121732) filed with the SEC on December 29, 2004.

(22)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(23)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(24)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (Reg. No. 333-127158) filed with the SEC on August 3, 2005.

(25)	Filed herewith.

(26)	Furnished herewith.