Form 10-Q
period 2006-03-31
CELL GENESYS INC
filed 2006-05-09
CIK 865231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period From                      to
Commission File Number: 0-19986
CELL GENESYS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3061375
(State or other jurisdiction of	(I.R.S. employer identification
incorporation or organization)	number)
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     As of May 5, 2006, the number of outstanding shares of the Registrant’s Common Stock was 45,678,142.

CELL GENESYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Cell Genesys, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$103,626	$54,221
Short-term investments	63,071	72,483
Investment in Abgenix, Inc. common stock	—	63,824
Prepaid expenses and other current assets	2,645	2,104

Total current assets	169,342	192,632
Restricted cash and investments	2,894	2,894
Property and equipment, net	139,235	142,225
Deferred income tax assets	—	24,430
Unamortized debt issuance costs and other assets	4,590	4,794

Total assets	$316,061	$366,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,489	$1,902
Accrued compensation and benefits	3,163	4,399
Other accrued liabilities	7,958	4,947
Accrued income taxes	33,239	32,612
Deferred income tax liabilities	—	24,430
Current portion of capital lease obligation	1,178	1,095

Total current liabilities	47,027	69,385
Other liabilities	2,348	2,174
Capital lease obligation, less current portion	49,586	49,919
Convertible senior notes	145,000	145,000
Commitments and contingencies
Stockholders’ equity:
Common stock	46	46
Additional paid-in capital	377,535	375,700
Accumulated other comprehensive income (loss)	(583)	33,663
Accumulated deficit	(304,898)	(308,912)

Total stockholders’ equity	72,100	100,497

Total liabilities and stockholders’ equity	$316,061	$366,975

See accompanying notes

Cell Genesys, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2006	2005
	(in thousands, except per
	share data)
Revenue	$176	$1,646
Operating expenses:
Research and development	25,314	24,843
General and administrative	5,028	3,763

Total operating expenses	30,342	28,606

Loss from operations	(30,166)	(26,960)
Other income (expense):
Gain on sale of Abgenix, Inc. common stock	62,677	—
Interest and other income	1,560	728
Interest expense	(2,622)	(2,759)

Income (loss) before income taxes	31,449	(28,991)
Income tax provision	(27,435)	(320)

Net income (loss)	$4,014	$(29,311)

Net income (loss) per share:
Basic	$0.09	$(0.65)

Diluted	$0.08	$(0.65)

Shares used in per share calculation:
Basic	45,619	45,273

Diluted	61,930	45,273

See accompanying notes

Cell Genesys, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$4,014	$(29,311)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,606	4,432
Stock-based compensation expense	1,379	—
Gain on sale of Abgenix, Inc. common stock	(62,677)	—
Deferred income tax provision	26,808	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(358)	513
Accounts payable	(412)	(1,635)
Accrued compensation and benefits	(1,236)	(1,963)
Deferred revenue	—	(1,374)
Accrued facility exit costs	—	(1,458)
Accrued restructuring charges	(157)	—
Other accrued liabilities	3,218	81
Accrued income taxes	627	320

Net cash used in operating activities	(25,188)	(30,395)

Cash flows from investing activities:
Purchases of short-term investments	(16,615)	(63,747)
Maturities of short-term investments	19,547	24,399
Sales of short-term investments	6,501	47,328
Capital expenditures	(599)	(602)
Proceeds from sale of Abgenix, Inc. common stock	65,425	—

Net cash provided by investing activities	74,259	7,378

Cash flows from financing activities:
Proceeds from issuances of common stock	584	664
Payments under capital lease obligation	(250)	(176)

Net cash provided by financing activities	334	488

Net increase (decrease) in cash and cash equivalents	49,405	(22,529)
Cash and cash equivalents at the beginning of the period	54,221	58,324

Cash and cash equivalents at the end of the period	$103,626	$35,795

See accompanying notes

Cell Genesys, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period.
     The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 10-K for the year ended December 31, 2005.
2. Net Income (Loss) Per Share
     Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share includes the impact of potentially dilutive securities.

	Three months ended
	March 31,
	2006	2005
	(in thousands)
Numerator:
Net income (loss) used in the calculation of basic earnings (loss) per share	$4,014	$(29,311)
Interest expense on convertible senior notes	1,133	—

Net income (loss) used in calculation of diluted earnings (loss) per share	$5,147	$(29,311)

Denominator:
Weighted-average shares outstanding used in per share calculation of basic earnings (loss) per share	45,619	45,273
Effect of dilutive securities:
Convertible senior notes	15,934	—
Dilutive options	377	—

Weighted-average shares outstanding used in per share calculation of diluted earnings (loss) per share	61,930	45,273

     Options to purchase approximately 8.3 million shares of common stock were also outstanding for the three months ended March 31, 2006. These options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during the three months ended March 31, 2006; therefore, their effect was anti-dilutive. Additionally, the assumed conversion of a warrant to purchase 375,000 shares, issued in connection with a committed equity financing facility in March 2006, as described below, was excluded from the calculation of diluted shares outstanding as these warrant shares were also anti-dilutive. For the three months ended March 31, 2005, the effect of the assumed conversion of our convertible senior notes and options was 15.9 million shares and 8.8 million shares, respectively, and have all been excluded from the above computations as the shares would be anti-dilutive since we incurred a net loss in that period.

3. Comprehensive Loss
     Comprehensive loss is comprised of net income (loss) and other comprehensive loss. Other comprehensive loss includes certain changes to our stockholders’ equity that are excluded from net income (loss). Other comprehensive loss includes solely unrealized gains or losses on our available-for-sale securities, including our holdings of Abgenix, Inc. common stock, net of related tax. The following table presents the calculation of comprehensive loss:

	Three months ended March 31,
	2006	2005
	(in thousands)
Net income (loss)	$4,014	$(29,311)
Other comprehensive loss:
Change in unrealized gain (loss) on investments, net of tax	970	(22,187)
Reclassification adjustment for (gains) losses recognized in net income (loss), net of tax	(35,216)	97

Comprehensive loss	$(30,232)	$(51,401)

4. Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”), which supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”). FAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock plans. FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Condensed Consolidated Statements of Income. We adopted FAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of FAS 123R.
     In November 2005, the Financial Accounting Standards Board (or “FASB”) issued FSP No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (or “APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of FAS 123R.
     Prior to the adoption of FAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under FAS No. 123, “Accounting for Stock-Based Compensation” (or “FAS 123”). Under the intrinsic value method, no employee stock-based compensation expense had been recognized in our Condensed Consolidated Statements of Income for any period prior to our adoption of FAS 123R on January 1, 2006, as the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock Option Plans:
     Prior to May 2005, we had five approved stock option plans: the 1989, 1992 and 1998 Incentive Stock Option Plans, the 2001 Nonstatutory Option Plan and the 2001 Non-Employee Directors Stock Option Plan (collectively, the Prior Plans). Under the Prior Plans, incentive stock options and non-qualified stock options were granted to eligible employees, directors and consultants to purchase shares of our common stock at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under these plans have a maximum term of 10 years and generally vest over four years at the rate of 25 percent one year from the date of grant date and 1/48 monthly thereafter. The 1998 Incentive Stock Option Plan replaced the 1989 and 1992 Incentive Stock Option Plans which expired and were retired in 1999 and 2002, respectively.
     2005 Equity Incentive Plan: In May 2005, our stockholders approved the 2005 Equity Incentive Plan (the 2005 Plan) at which time 1,000,000 new shares of common stock were authorized for issuance. The 2005 Plan replaced our 1998 Incentive Stock Option Plan, the 2001 Nonstatutory Option Plan and the 2001 Non-Employee Directors Stock Option Plan. Upon approval of the 2005 Plan, shares in the Prior Plans that had been reserved but not issued were rolled over into and reserved for issuance under the 2005 Plan. In the future, shares that would otherwise return to the Prior Plans as a result of option cancellations will also be rolled over into and reserved for issuance under the 2005 Plan. No additional grants will be made from the Prior Plans. As of March 31, 2006, there were 1.7 million options outstanding and 2.1 million shares available for grant under the 2005 Plan.

     The 2005 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares and other stock awards to eligible employees, directors and consultants. We generally grant options to purchase shares of common stock under the 2005 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2005 Plan have a maximum term of ten years and generally vest over four years at the rate of 25 percent one year from the date of grant date and 1/48 monthly thereafter.
Adoption of FAS 123R
          Stock-based compensation expense recognized during the three months ended March 31, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
          Stock-based compensation expense recognized under FAS 123R was as follows:

Three Months
Ended
March 31, 2006
(in thousands,
except per share
data)
Research and development	$1,063
General and administrative	316

Total stock-based compensation expense	$1,379

Effect on earnings per share:
Basic	$0.03

Diluted	$0.02

     As of March 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $11.2 million, which is expected to be allocated to expense over a weighted-average period of 31 months.
Pro Forma Information for Period Prior to Adoption of FAS 123R
     The following pro forma net loss and net loss per share were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123:

Three Months
Ended
March 31, 2005
(in thousands,
except per share data)
Net loss, as reported	$(29,311)
Deduct:
Stock-based compensation expense determined under SFAS 123, net of related taxes	(2,537)

Pro forma net loss	$(31,848)

Basic and diluted loss per share, as reported	$(0.65)

Basic and diluted pro forma loss per share	$(0.70)

Valuation Assumptions
          The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Three months ended
	March 31,
	2006	2005
Dividend yield	0.00%	0.00%
Annual risk free rate of return	4.82%	3.79%
Expected volatility	0.57	0.60
Expected term (years)	5.08	3.85
          In estimating the expected term, we considered our historical stock option exercise experience, post vesting termination pattern and term of the options outstanding. We based our determination of expected volatility on our historical stock price volatility over the expected term.
Stock Option Activity
     A summary of the status of our stock option plans at March 31, 2006 and changes during the period then ended is presented in the table below (share numbers and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at December 31, 2005	8,087	$11.18	6.48	$1,149
Options granted	1,227	6.16
Options exercised	(31)	5.61
Options forfeited	(153)	8.43
Options expired	(444)	14.55

Options outstanding at March 31, 2006	8,686	$10.36	6.71	$8,000

Options exercisable at March 31, 2006 and expected to become exercisable	8,429	$10.47	6.64	$7,598

Options exercisable at March 31, 2006	5,620	$11.93	5.46	$3,752

     During the three months ended March 31, 2006, we granted stock options to purchase approximately 1.2 million shares of common stock with an estimated weighted-average grant-date fair value of $3.33 per share. The total fair value of options that vested during the three months ended March 31, 2006 was $1.6 million. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $46,000. Net cash proceeds from the exercise of stock options were $0.2 million for the three months ended March 31, 2006.

     The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding
		Weighted-		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Price	(in thousands)	(in years)	Price	(in thousands)	Price
$3.50-$5.75	1,010	4.4	$4.85	830	$4.83
$5.80-$6.02	490	7.0	$5.87	186	$5.88
$6.07-$6.07	1,070	9.9	$6.07	42	$6.07
$6.26-$6.73	1,098	8.9	$6.65	336	$6.66
$6.75-$9.14	1,375	5.7	$8.36	1,100	$8.41
$9.50-$12.13	871	6.4	$10.79	720	$10.76
$12.30-$14.04	907	7.6	$13.84	570	$13.78
$14.07-$17.00	910	5.8	$15.77	881	$15.82
$17.37-$30.82	951	4.9	$21.52	951	$21.52
$42.62-$42.63	4	3.9	$42.63	4	$42.63

	8,686			5,620

     Employee Stock Purchase Plan (ESPP):
     The 2002 Employee Stock Purchase Plan (“the Purchase Plan”) was approved by the stockholders in June 2002. The Purchase Plan allows eligible employees to purchase our common stock at 85 percent of the fair value at certain specified dates. Employee contributions are limited to 10 percent of compensation or $25,000, whichever is less. As of March 31, 2006, a total of 0.6 million shares of common stock have been authorized for issuance under the Purchase Plan. The Purchase Plan also allows for annual increases in the number of shares authorized for issuance under the Purchase Plan to be added on the first day of each of our fiscal years beginning in 2003, equal to the lesser amount of (a) 0.1 million shares, (b) 1/2 percent of the outstanding additional shares on such date, or (c) an amount determined by the Board of Directors. Pursuant to this annual provision, 0.1 million shares were authorized for issuance effective January 1, 2005, and an additional 0.1 million shares were authorized for issuance effective January 1, 2006. As of March 31, 2006, 0.6 million shares have been issued pursuant to the Purchase Plan. On February 1, 2006, 77,316 shares were sold under the plan for a total price of $0.4 million. The compensation expense related to the plan for the three months ended March 31, 2006 was $42,000. The Black-Scholes pricing model was used to value the employee stock purchase rights, using the following assumptions:

	Three months ended
	March 31,
	2006	2005
Dividend yield	0.00%	0.00%
Annual risk free rate of return	2.60%	2.51%
Expected volatility	0.57	0.60
Expected term (years)	0.69	0.50
     Non-employee stock-based compensation:
     We grant stock options to our consultants in exchange for services. The fair value of the vested portion of the grant is expensed over the service period. The compensation expense related to non-employees was $31,000 for the three months ended March 31, 2006. The Black-Scholes pricing model was used to value the non-employee options, using the following assumptions: dividend yield of 0%, risk-free interest rate of 4.54%, expected volatility of 57% and expected term of 10 years. No stock options were awarded nor were there any expenses recorded related to consultants during the three months ended March 31, 2005.
5. Restructuring Charges
     In June 2005, we commenced the implementation of a strategic restructuring of our business operations to focus resources on our most advanced and most promising product development programs. At March 31, 2006, $79,000 of restructuring costs related to a building lease remained accrued for but had not yet been paid. We expect to pay this in full by the end of 2006.

6. Related Parties
     Transactions with related parties are under terms no less favorable to us than those with other customers.
     Ceregene: Ceregene, Inc. (“Ceregene”) was previously our majority-owned subsidiary. In August 2004 and July 2005, respectively, Ceregene announced an initial and second closing of a $32.0 million Series B preferred stock financing. We participated through the pro rata conversion of an outstanding bridge loan to Ceregene and related accrued interest into shares of Ceregene’s Series B preferred stock. As of March 31, 2006, the remaining principal balance of the bridge loan outstanding to Ceregene was $1.8 million. In April 2006, Ceregene announced the third closing of the Series B preferred stock financing. Immediately following the third closing, our ownership percentage remained unchanged at approximately 25% of Ceregene’s capital stock on a fully diluted basis.
     We account for our investment in Ceregene under the equity method of accounting for investments. For the three months ended March 31, 2006 and 2005, we recorded revenue of $31,000 and $55,000, respectively, from Ceregene. In neither period did we recognize losses from Ceregene, nor do we expect to recognize future losses from Ceregene, as the net book value of our investment in Ceregene is zero.
     We have guaranteed certain secured indebtedness of Ceregene totaling $0.1 million until May 2007. We have accrued approximately $15,000 related to this guarantee as of March 31, 2006.
     Xenogen: During the three months ended March 31, 2006 and March 31, 2005, we paid approximately $9,000 and $2,000, respectively, for license fees to Xenogen Corporation. The Chairman and CEO of Xenogen is also a member of our Board of Directors.
7. Income Taxes
     The tax provision recorded in the three months ended March 31, 2006 is primarily related to the realized gain on the sale of 3.0 million shares of Abgenix common stock and $0.6 million of additional interest recorded for tax contingencies. The tax provision for the three months ended March 31, 2005 related to accrued interest for tax contingencies.
     In July 2005, the IRS issued a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses that we deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals level. We had a liability of $32.6 million for this and other federal and state tax contingencies, including estimated interest expenses at December 31, 2005, and during the three months ended March 31, 2006, we accrued an additional $0.6 million of interest related to these tax contingencies. If we are unsuccessful in defending the tax filing positions, then potentially the liability for federal and state tax contingencies could be significantly higher than the $33.2 million that has been recorded as of March 31, 2006. We continue to believe that our tax positions comply with all applicable tax laws, and continue to vigorously defend against the NOPA using all administrative and legal processes available.
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

     8. Committed Equity Financing Facility
     On March 14, 2006, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 8.7 million shares of our common stock or an aggregate of $75.0 million during the next three years. We can draw down the CEFF in tranches of up to a maximum of 2.5 percent of the closing market value of Cell Genesys on the last trading day prior to the commencement of the drawdown, or $15.0 million, whichever is less, subject to certain conditions. The purchase price of these shares will be at a 6 to 10 percent discount from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $3.00 per share or at a price below 85% of the closing share price of our stock on the trading day immediately preceding the commencement of the draw down.
     In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 375,000 shares of our common stock at a price of $9.12 per share. This warrant is exercisable on September 14, 2006 and for a period of five years thereafter. The fair value of the warrant was valued on the date of issuance using the Black-Scholes method using the following assumptions: a risk-free rate of 4.68%, a life of 5.5 years, no dividend yield and a volatility of 57%. The estimated fair value of this warrant was $1.3 million and was recorded as a contra-equity amount in additional paid-in capital in March 2006.
     On March 16, 2006, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) with respect to the resale of up to 9.1 million shares of common stock pursuant to the CEFF and underlying warrant. This registration statement was declared effective by the SEC on March 27, 2006. As of March 31, 2006, we had not drawn down any funds under the CEFF.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks that may affect us under “Other Factors Affecting Future Operations” below. We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005 and in other documents filed by us from time to time with the Securities and Exchange Commission.
Overview
     We are a biotechnology company focused on the development and commercialization of novel biological therapies for patients with cancer. We are currently developing cell-based cancer immunotherapies and oncolytic virus therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been modified to impart disease-fighting characteristics that are not found in conventional chemotherapeutic agents. As part of our GVAX® cancer immunotherapy programs, we are conducting two Phase 3 clinical trials in prostate cancer and Phase 2 trials in each of pancreatic cancer and leukemia. We initiated our international Phase 3 clinical trials for GVAX immunotherapy for prostate cancer in July 2004 and June 2005, each under a Special Protocol Assessment (“SPA”) with the United States Food and Drug Administration (“FDA”). In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG (“Novartis”), we initiated a Phase 1 clinical trial of CG0070 in recurrent bladder cancer in April 2005. We also have other preclinical oncolytic virus therapy programs, including CG5757, evaluating potential therapies for multiple types of cancer.
First Quarter 2006 and Other Recent Highlights:
•	Reported at the American Society of Clinical Oncology (“ASCO”) Prostate Cancer Symposium in February updated survival results from our second multi-center Phase 2 trial of GVAX immunotherapy for prostate cancer in patients with metastatic hormone-refractory prostate cancer (“HRPC”). With this update, we have reported median survival results from two, independent, multi-center Phase 2 clinical trials in approximately 115 patients that are not only consistent with each other, but also compare favorably to the previously published median survival of 18.9 months for metastatic HRPC patients treated with Taxotere® (docetaxel) chemotherapy plus prednisone, the current standard of care.

•	Announced upcoming clinical data reports from two GVAX cancer immunotherapy programs to be presented as oral presentations at the 2006 ASCO Annual Meeting to take place in Atlanta, GA on June 2–6, 2006. These presentations include the first report of our Phase 1 trial combining GVAX immunotherapy for prostate cancer and MDX-010, a human monoclonal antibody to CTLA-4 and an update report of a phase 2 trial of GVAX immunotherapy for leukemia in chronic myelogenous leukemia.

•	Entered into a Committed Equity Financing Facility, (“CEFF”) with Kingsbridge Capital Limited, an institutional investor, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $75 million of our common stock. In conjunction with our CEFF, we issued Kingsbridge a warrant to purchase 375,000 shares of our common stock at a price of $9.12 per share.
Critical Accounting Policies
     We consider certain accounting policies related to revenue recognition, income taxes and stock-based compensation to be critical policies.

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
     Up-front payments: Up-front payments from our research collaborations include payments for technology transfer and access rights. Non-refundable upfront license fees and other payments under collaboration agreements where we continue involvement throughout development are deferred and recognized on a straight-line or ratable method, unless we determine that another methodology is more appropriate. During 2005, we recognized revenue from a non-refundable upfront payment under our global alliance with Novartis AG for the development of certain oncolytic virus therapies based upon when the underlying development expenses were incurred, rather than a ratable method, as we determined that the expense method was more appropriate for this agreement. The revenues recorded under the Novartis alliance approximated the related development expenses that were incurred in the respective periods. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements. Deferred revenue represents the portion of upfront payments received that has not been earned.
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
     We establish accruals for tax contingencies when we believe that certain tax positions may be challenged and that our positions may not be fully sustained. We adjust our tax contingency accruals in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. In July 2005, the IRS issued to us a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses which were deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals level. We had a liability of $32.6 million for this and other federal and state tax contingencies, including estimated interest expense, at December 31, 2005 and during the three months ended March 31, 2006, we accrued an additional $0.6 million of interest related to these tax contingencies.
     The nature of these tax matters is uncertain and subject to change. As a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the outcome of these matters. If we are unsuccessful in defending the tax filing positions that were previously taken, then potentially the liability for federal and state tax contingencies could be significantly higher than the $33.2 million that has been recorded as of March 31, 2006. An outcome of such matters different than previously estimated could materially impact our financial position or results of operations in the year of resolution. We continue to believe that our tax positions comply with all applicable tax laws, and we continue to vigorously defend against the NOPA using all administrative and legal processes available.

     Income tax benefits previously recorded have been based on a determination of deferred tax assets and liabilities and any valuation allowances that might be required against these deferred tax assets. We recorded a valuation allowance to reduce deferred tax assets to the amounts that are more likely than not to be realized. We have considered anticipated future taxable income, including taxable income from sales of Abgenix common stock, and potential tax planning strategies in assessing the need for valuation allowances. Certain of these determinations require judgment on the part of management. If we determine that we will be able to realize deferred tax assets in the future in excess of the carrying value of our net deferred tax assets, adjustments to the deferred tax assets will increase income by reducing tax expense in the period that such determination is reached. Likewise, if we determine that we will not be able to realize all or part of the carrying value of our net deferred tax assets in the future, adjustments to the deferred tax assets will decrease income by increasing tax expense in the period that such determination is reached. Significant estimates are required in determining our income tax benefits. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws and regulations, our future levels of spending for research and development, and changes in our overall level of pre-tax earnings or losses.
Stock-Based Compensation
     Beginning January 1, 2006, we account for employee stock-based compensation in accordance with FAS 123R. Under the provisions of FAS 123R, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including forfeitures), post vesting termination pattern and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.
     FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in three months ended March 31, 2006, we recognized stock-based compensation as part of our operating expenses with an allocation of $1.1 million to research and development and $0.3 million to general and administrative. We adopted FAS 123R on a modified prospective basis. The allocation of employee stock-based compensation costs to each operating expense line is estimated based on specific employee headcount information at each grant date and revised, if necessary, in future periods if actual employee headcount information differs materially from those estimates. As a result, the amount of employee stock-based compensation costs we record in future periods in each operating expense line may differ significantly from what we have recorded in the current period. As of March 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $11.2 million, which is expected to be allocated to expense over a weighted-average period of 31 months.
     There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005.
Results of Operations
Revenue
     We have derived substantially all of our revenues from collaborative and license agreements, as shown in the following table:

	Three months ended March 31,
	2006	2005
	(in thousands)
Novartis AG	$—	$1,374
Ceregene, Inc.	31	55
Other	145	217

	$176	$1,646

     Revenue was $0.2 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively. Revenue for the three months ended March 31, 2006 included $31,000 of revenue from our previously majority owned subsidiary, Ceregene, Inc., as compared to $55,000 for the corresponding period in 2005. Revenue for the three months ended March 2005 included $1.4 million of revenue from Novartis recognized in connection with our global alliance for the development and commercialization of oncolytic virus therapies.

Research and development expenses
     Research and development expenses were $25.3 million and $24.8 million for the three months ended March 31, 2006 and 2005, respectively. The increase was primarily due to the commencement of our second Phase 3 clinical trial for GVAX® immunotherapy for prostate cancer and due to the expansion of both Phase 3 trials into Europe as well as $1.1 million in non-cash stock-based compensation expense related to FAS123R. These expenses were partially offset by a decrease in compensation costs and other expenses due to the restructuring program announced in June 2005.
     We continue to deploy the majority of our resources to advance GVAX® immunotherapy for prostate cancer, which is currently in Phase 3 development, as well as GVAX® immunotherapy for leukemia and GVAX® immunotherapy for pancreatic cancer, both of which are in Phase 2 development. Our priorities in the oncolytic virus therapy area include CG0070 and CG5757, both of which could be evaluated in multiple types of cancer in the future.
     We expect that our research and development expenditures and headcount will increase in future periods to support our most advanced clinical trials, including our two Phase 3 clinical trials of GVAX® immunotherapy for prostate cancer as well as additional product development activities. Additional information concerning our product candidates and their phases of development can be found in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 13, 2006 and in the First Quarter 2006 and Other Recent Highlights section included under Item 2 of this Quarterly Report on Form 10-Q.
General and administrative expenses
     General and administrative expenses were $5.0 million for the three months ended March 31, 2006 compared to $3.8 million in the corresponding period in 2005. The increase in the three months ended March 31, 2006 compared to the corresponding period in 2005 is primarily due to costs related to the implementation of procedures required for compliance with Section 404 of the Sarbanes-Oxley Act and new financial accounting standards as well as $0.3 million of non-cash stock-based compensation expense related to FAS123R. Future spending for general and administrative costs may increase in order to support our growing infrastructure needs.
Gain on sale of Abgenix common stock
     During the three months ended March 31, 2006, we sold all of our remaining 3.0 million shares of Abgenix common stock for a net gain of $62.7 million. There were no Abgenix shares sold during the three months ended March 31, 2005.
Interest and other income
     Interest and other income was $1.6 million for the three months ended March 31, 2006 compared to $0.7 million for the corresponding period in 2005. The increase in three months ended March 31, 2006 compared to three months ended March 31, 2005 is due to higher average cash and investment balances and higher interest rates.
Interest expense
     Interest expense was $2.6 million for the three months ended March 31, 2006 compared to $2.8 million for the corresponding period in 2005. The interest expense is attributed to our capital leases and the interest expense associated with our $145.0 million convertible senior notes issuances.
Income taxes
     We recorded a tax provision of $27.4 million for the three months ended March 31, 2006 compared to $0.3 million for the corresponding period in 2005. The tax provision for the three months ended March 31, 2006 relates primarily to the realized gain on the sale of 3.0 million shares of Abgenix common stock and $0.6 million related to additional interest recorded for tax contingencies. The tax provision for the three months ended March 31, 2005 related to accrued interest for tax contingencies.

Liquidity and Capital Resources
     At March 31, 2006, we had approximately $169.6 million in cash, cash equivalents and short-term investments, of which $2.9 million is classified as restricted and is related to letters of credit on our corporate headquarters facility in South San Francisco, California and our cGMP manufacturing facility in Hayward, California. We have maintained our financial position through strategic management of our resources including the sale of Abgenix common stock, funding from various corporate collaborations and licensing agreements and the availability of debt and equity financing.
     In February 2003, our shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which allowed us to offer up to $150.0 million of securities in one or more public offerings. We used this shelf registration in March 2004 to complete a public offering of 4.9 million shares of our common stock, resulting in gross proceeds of $61.1 million. Although up to $88.9 million may still be offered under the shelf registration, there can be no assurance that we will be able to issue any of the remaining securities under this shelf registration on acceptable terms, or at all.
     On March 14, 2006, we entered into a CEFF with Kingsbridge Capital Limited (“Kingsbridge”), pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 8.7 million shares of our common stock or up to an aggregate of $75.0 million during the next three years. We can draw down under the CEFF in tranches of up to a maximum of 2.5 percent of the closing market value of Cell Genesys on the last trading day prior to the commencement of the drawdown, or $15.0 million, whichever is less, subject to certain conditions. The purchase price of these shares will be at a 6 to 10 percent discount from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $3.00 per share or at a price below 85% of the closing share price of our stock in the trading day immediately preceding the commencement of the draw down.
     Net cash used in operating activities was $25.2 million and $30.4 million for the three months ended March 31, 2006 and 2005, respectively, and is comprised primarily of expenses from product development activities. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish commercial capabilities for any products that we may develop.
     Net cash provided by investing activities for the three months ended March 31, 2006 was $74.3 million. During the three months ended March 31, 2006, we sold 3.0 million of our Abgenix common stock, resulting in net proceeds of $65.4 million and short-term investments activities provided $9.4 million. Net cash provided in investing activities was $7.4 million for the three months ended March 31, 2005 which related primarily to sales and maturities offset by purchases of short-term investments.
     Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2006 compared to $0.5 million for the corresponding period in 2005, primarily related to our employee stock plans.
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
     Our capital requirements depend on numerous factors, including: the progress and scope of our internally funded research, development, clinical, manufacturing and commercialization activities; our ability to establish new collaborations and the terms of those collaborations; our ability to reach a favorable resolution with the IRS with respect to their audit of our fiscal 2000 federal tax return, or to other potential tax assessments; competing technological and market developments; the time and cost of regulatory approvals; and various other factors. Our ongoing development programs and any increase in the number and size of programs and trials will reduce our current cash resources and potentially create further need to raise additional capital. Therefore, we will continue to consider financing alternatives, including collaborative ventures and potential equity and debt financings.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Sensitivity
Principal Amount by Expected Maturity and Average Interest Rate
(Dollars in thousands)

							Fair Value
					2010		March 31,
As of March 31, 2006	2006	2007	2008	2009	Thereafter	Total	2006
	(Dollars in thousands)
Total Investment Securities Excluding Asset Backed	$70,822	$13,266	$606	$955	$—	$85,649	$85,578
Average Interest Rate	4.19%	4.36%	3.55%	3.20%	—	4.20%	—
Asset Backed Securities(i)						$29,989	$29,900
Average Interest Rate						4.04%	—
Fixed Interest Rate Convertible Senior Notes	$4,531	$4,531	$4,531	$4,531	$154,063	$172,187	$147,300
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—

							Fair Value
					2010		December 31,
As of December 31, 2005	2006	2007	2008	2009	Thereafter	Total	2005
	(Dollars in thousands)
Total Investment Securities Excluding Asset Backed	$79,040	$9,661	$—	$—	$—	$88,701	$88,586
Average Interest Rate	3.27%	4.23%	—	—	—	3.38%	—
Asset Backed Securities(ii)						$25,761	$25,696
Average Interest Rate						4.08%	—
Fixed Interest Rate Convertible Senior Notes	$4,531	$4,531	$4,531	$4,531	$154,063	$172,187	$121,500
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—

(i)	Asset backed securities have various contractual maturity dates ranging from 2007 to 2035. The expected maturity dates for these securities range from 2006 to 2008 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

(ii)	Asset backed securities have various contractual maturity dates ranging from 2006 to 2035. The expected maturity dates for these securities range from 2006 to 2007 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     Changes in Internal Controls over Financial Reporting
     There were no significant changes made to our internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
         None.
Item 1A. RISK FACTORS
OTHER FACTORS AFFECTING FUTURE OPERATIONS
     Investors in Cell Genesys should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones facing our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Additional risks that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline, and our ability to repay our convertible notes could be impaired, due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005, including our consolidated financial statements and related notes.
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

     Clinical trials are very costly and time-consuming, especially the typically larger Phase 3 clinical trials such as the VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer. The VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer are our first Phase 3 clinical trials. We cannot exactly predict if and when any of our current clinical trials will be completed. Many factors affect patient enrollment in clinical trials, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new therapies approved for the conditions that we are investigating. In addition to delays in patient enrollment, other unforeseen developments, including delays in obtaining regulatory approvals to commence a study, delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites, lack of effectiveness during clinical trials, unforeseen safety issues, uncertain dosing issues, inability to monitor patients adequately during or after treatment, our or our investigators’ failure to comply with FDA or other health authority regulations governing clinical trials, and an inability or unwillingness of medical investigators to follow our clinical protocols, could prevent or delay completion of a clinical trial and increase our costs, which could also prevent or delay any eventual commercial sale of the therapy that is the subject of the trial. Each of our two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer involves a comparison to a Taxotere chemotherapy regimen, which is the currently approved standard of care for this patient group. However, there can be no assurance that this chemotherapy regimen will continue to be commonly used to treat these patients in the future. Should another chemotherapy regimen be shown to be more effective than the Taxotere chemotherapy regimen, we may need to conduct additional comparative clinical trials in the future.
We have not been profitable absent the gains on sales of Abgenix common stock and certain upfront or non-recurring license fees. We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.
     We have incurred an accumulated deficit since our inception. At March 31, 2006, our accumulated deficit was $304.9 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve profitability.
We will need substantial additional funds to continue operations, and our ability to generate funds depends on many factors beyond our control.
     We will need substantial additional funds for existing and planned preclinical and clinical trials, to continue research and development activities, for lease obligations related to our manufacturing and headquarter facilities, for principal and interest payments related to our debt financing obligations, for potential settlements to the IRS and other tax authorities and to establish marketing capabilities for any products we may develop. At some point in the future, we will need to raise additional capital to further fund our operations.
     In July 2005, the IRS issued to us a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses which we deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals level. We had previously recorded a liability for this and other federal and state tax contingencies, including estimated interest expense. If we are unsuccessful in defending the tax filing positions that we have previously taken, then potentially our liability for federal and state tax contingencies could be significantly higher than the $33.2 million that we have recorded as of March 31, 2006. We continue to believe that our tax positions comply with all applicable tax laws, and we continue to vigorously defend against the NOPA using all administrative and legal processes available to us.

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
     We have built our own manufacturing facility to operate according to the FDA’s current Good Manufacturing Practices (cGMP) regulations for the manufacture of products for clinical trials and to support the potential commercial launch of our GVAX cancer immunotherapy product candidates. We are under significant lease obligations for our manufacturing facility. We may be unable to establish and maintain our manufacturing facility for increased scale within our planned timelines and budget, which could have a material adverse effect on our product development timelines. Our manufacturing facility will be subject to ongoing, periodic inspection by the FDA and other regulatory bodies to ensure compliance with cGMP. Our failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, may result in the termination or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. We have at times encountered and may in the future encounter problems with the following:
•	achieving consistent and acceptable production yield and costs;

•	meeting product release specifications;

•	shortages of qualified personnel;

•	shortages of raw materials;

•	shortages of key contractors or contract manufacturers;

•	ongoing compliance with cGMP regulations and other expectations from FDA and other regulatory bodies;

•	equipment shortage or malfunction; and

•	inability to validate new equipment or processes in a timely manner.
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
     In addition, during the course of the development and testing of our products, we may make and have made improvements to processes, formulations or manufacturing methods or employ different manufacturing facilities. Such changes may be made to improve the product’s potential efficacy, make it easier to manufacture at scale, reduce variability or the chance of contamination of the product, or for other reasons. As a result, certain of the products we are currently testing in clinical trials, including our most advanced products, are not identical to those used in previous clinical trials from which we have reported clinical data. We may be required to conduct certain studies to demonstrate the comparability of our products if we introduce additional manufacturing changes. We cannot guarantee that the results of studies using the current versions of our products will be as successful as the results of earlier studies conducted using different versions of our products.
     If we are unable to manufacture our products for any reason, our options for outsourcing manufacturing are currently limited. We are unaware of available contract manufacturing facilities on a worldwide basis in which our GVAX product candidates can be manufactured under cGMP regulations, a requirement for all pharmaceutical products. It would take a substantial period of time for a contract manufacturing facility that has not been producing our particular products to begin successfully producing them under cGMP regulations.
     Our manufacturing facility is subject to the licensing requirements of the United States Drug Enforcement Administration (DEA), the California Department of Health Services and foreign regulatory authorities. While not yet subject to license by the FDA, our facility is subject to inspection by the FDA, as well as by the DEA and the California Department of Health Services. Failure to obtain or maintain these licenses or to meet the inspection criteria of these agencies would disrupt our manufacturing processes and have a material adverse effect on our business, ongoing clinical trials, results of operations, financial condition and cash flow.

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
     We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. As of March 31, 2006, we had approximately 361 U.S. and foreign patents issued or granted to us or available to us based on licensing arrangements and approximately 354 U.S. and foreign applications pending in our name or available to us based on licensing arrangements. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or whether it will be invalidated. Also, depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if practicing our intellectual property infringes upon the rights of others.
Our intellectual property and freedom to operate may be challenged by others, which, if such a challenge were successful, could have a material adverse effect on our business, results of operations, financial condition and cash flow.
     The patent positions and proprietary rights of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. Our commercial success depends in part on not infringing the patents or proprietary rights of others, not breaching licenses granted to us and ensuring that we have the necessary freedom to operate and commercialize our products. We are aware of competing intellectual property relating to both our GVAX cancer immunotherapy and oncolytic virus therapy. While we believe we have freedom to operate for both of these programs and are aware of no issued patents that could prevent us from commercializing the products we are currently developing, others may challenge that position, and from time to time we have received communications from third parties claiming to have conflicting rights relating to components of our products. We periodically review the status of our products in development in response to these communications and more generally to ensure that we maintain freedom to operate with respect to all patents and proprietary rights of others. Nonetheless, if any such claim were successful, we could be required to obtain licenses to a third party’s technologies or biological or chemical reagents in order to market our products. Moreover, we may choose to voluntarily seek such a license in order to avoid the expense and uncertainty of fully defending our position. In either such event, the failure to license any technologies or biological or chemical reagents required to commercialize our technologies or products at reasonable cost may have a material adverse effect on our business, results of operations, financial condition and cash flow.

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
     We are currently involved in an interference proceeding related to one of our technologies. We have filed an appeal of the final decision from the USPTO relating to an interference proceeding pending since 1996 with Applied Research Systems Holding N.V. (ARS) concerning a patent and patent application related to gene activation technology. ARS has also appealed the decision. The result of the appeal is uncertain at this time. We are not currently involved in any other interference proceedings. We were recently informed that one of our patents for gene activation technology was denied in an appeal proceeding in Europe, which adversely affects our ability to receive royalties on sales of products employing this technology under certain of our license agreements which can otherwise be terminated at the discretion of the licensee.
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
     Some of the materials which we purchase for use in our manufacturing operations are sole-sourced, meaning only one known supplier exists or is qualified for our use. In the event of a significant interruption of sole-sourced supplies, the quantity of our inventory may not be adequate to complete our clinical trials or to launch our potential products.
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
The Committed Equity Financing Facility (“CEFF”) that we entered into with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge, and may result in dilution to our stockholders.
     The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement filed by us with the SEC; and the continued listing of our stock on the Nasdaq National Stock market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 trading days from the date Kingsbridge provides us notice of such material and adverse event. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.
     We are entitled in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the registration statement filed by us with the SEC and prohibit Kingsbridge from selling shares. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the registration statement is not effective in circumstances not permitted by the agreement, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares held by Kingsbridge (exclusive of shares that Kingsbridge may hold pursuant to exercise of the Kingsbridge warrant) and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the registration statement, the blackout or other payment could be significant.
     Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10 percent from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.
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
Recent accounting pronouncements impacted our results of operations.
     In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or SFAS 123R, which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their values. We adopted SFAS 123R in our fiscal quarter beginning January 1, 2006, using the modified prospective method. As a result, we recorded $1.4 million of stock-based compensation expense in the three months ended March 31, 2006. The adoption of SFAS 123R had a material impact on our results of operations in that fiscal quarter and will in each subsequent quarter, although it will have no impact on our overall liquidity. We cannot reasonably estimate the future impact of FAS 123R because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value share-based payments to employees and directors. The adoption of SFAS 123R may affect the way we compensate our employees or may cause other changes in the way we conduct our business.

Risks Related to Our Industry
In order for our products to be offered to the public, they must undergo extensive clinical testing and receive approval from the FDA and other regulatory agencies, which could delay or prevent the commercialization of our products.
     Human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Preclinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and ICH Good Clinical Practices and the European Clinical Trials Directive under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations may also apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities or our Independent Data Monitoring Committees may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future. The results of the preclinical testing and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of a new drug application for a pharmaceutical product, and in the form of a biologics license application for a biological product, requesting approval to commence commercial sales.
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
     Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval pre-clinical, manufacturing, clinical and safety data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products including unanticipated adverse events of unanticipated severity or frequency, manufacturer or manufacturing problems, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures or detention, injunctions or the imposition of civil or criminal penalties.

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
     In particular with respect to environmental laws, product development activities involve the use of hazardous materials, and we may incur significant costs as a result of the need to comply with these laws. Our research, development and manufacturing activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. We are subject to federal, foreign, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of our products, materials used to develop and manufacture our products, and resulting waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of contamination or injury, by accident or as the result of intentional acts of terrorism, from these materials. In the event of an accident, we could be held liable for any damages that result, and any resulting liability could exceed our resources. We do not carry insurance for potential exposures which could result from these risks. We may also be required to incur significant costs to comply with environmental laws and regulations in the future.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on May 9, 2006.

CELL GENESYS, INC.

By:	/s/ STEPHEN A. SHERWIN, M.D.

Stephen A. Sherwin, M.D.
Chairman of the Board and Chief Executive Officer

By:	/s/ SHARON E. TETLOW

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