Form 10-Q
period 2006-06-30
CELL GENESYS INC
filed 2006-08-04
CIK 865231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006

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
     Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     As of July 31, 2006, the number of outstanding shares of the Registrant’s Common Stock was 49,587,794.

CELL GENESYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Cell Genesys, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$77,315	$54,221
Short-term investments	85,880	72,483
Investment in Abgenix, Inc. common stock	—	63,824
Prepaid expenses and other current assets	3,243	2,104
Asset held for sale	137	—

Total current assets	166,575	192,632
Restricted cash and investments	2,894	2,894
Property and equipment, net	135,831	142,225
Deferred income tax assets	—	24,430
Unamortized debt issuance costs and other assets	4,384	4,794

Total assets	$309,684	$366,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,089	$1,902
Accrued compensation and benefits	3,984	4,399
Other accrued liabilities	6,526	4,947
Accrued income taxes	33,885	32,612
Deferred income tax liabilities	—	24,430
Current portion of capital lease obligation	1,264	1,095

Total current liabilities	46,748	69,385
Other liabilities	2,522	2,174
Capital lease obligation, less current portion	49,225	49,919
Convertible senior notes	145,000	145,000
Commitments and contingencies
Stockholders’ equity:
Common stock	50	46
Additional paid-in capital	399,456	375,700
Accumulated other comprehensive income (loss)	(527)	33,663
Accumulated deficit	(332,790)	(308,912)

Total stockholders’ equity	66,189	100,497

Total liabilities and stockholders’ equity	$309,684	$366,975

See accompanying notes

Cell Genesys, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Revenue	$1,046	$2,782	$1,222	$4,428
Operating expenses:
Research and development	23,203	23,199	48,517	48,042
General and administrative	4,114	3,945	9,159	7,708
Impairment of long-lived asset	194	—	194	—
Restructuring charges	(40)	853	(57)	853

Total operating expenses	27,471	27,997	57,813	56,603

Loss from operations	(26,425)	(25,215)	(56,591)	(52,175)
Other income (expense):
Gain on sale of Abgenix, Inc. common stock	—	—	62,677	—
Interest and other income	1,765	804	3,325	1,532
Interest expense	(2,622)	(2,651)	(5,244)	(5,410)

Income (loss) before income taxes	(27,282)	(27,062)	4,167	(56,053)
Income tax provision	(610)	(354)	(28,045)	(674)

Net loss	$(27,892)	$(27,416)	$(23,878)	$(56,727)

Basic and diluted net loss per common share	$(0.60)	$(0.60)	$(0.52)	$(1.25)

Weighted average shares of common stock outstanding — basic and diluted	46,629	45,411	46,127	45,342

See accompanying notes

Cell Genesys, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net loss	$(23,878)	$(56,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,226	8,831
Gain on disposal of property and equipment	—	(43)
Stock-based compensation expense	2,932	—
Gain on sale of Abgenix, Inc. common stock	(62,677)	—
Deferred income tax provision	26,808	—
Impairment of long-lived assets	194	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(770)	(445)
Accounts payable	(813)	556
Accrued compensation and benefits	(415)	(1,229)
Deferred revenue	—	(2,031)
Accrued facility exit costs	—	(2,770)
Accrued restructuring charges	(184)	353
Other accrued liabilities	2,170	(1,124)
Accrued income taxes	1,273	675

Net cash used in operating activities	(48,134)	(53,954)

Cash flows from investing activities:
Purchases of short-term investments	(68,463)	(74,448)
Maturities of short-term investments	30,622	38,030
Sales of short-term investments	24,521	51,872
Capital expenditures	(1,181)	(1,314)
Proceeds from disposal of property and equipment	—	43
Proceeds from sale of Abgenix, Inc. common stock	65,425	—

Net cash provided by investing activities	50,924	14,183

Cash flows from financing activities:
Proceeds from issuances of common stock	768	909
Payments under capital lease obligation	(524)	(374)
Proceeds from committed equity financing facility, net	20,060	—

Net cash provided by financing activities	20,304	535

Net increase (decrease) in cash and cash equivalents	23,094	(39,236)
Cash and cash equivalents at the beginning of the period	54,221	58,324

Cash and cash equivalents at the end of the period	$77,315	$19,088

See accompanying notes

Cell Genesys, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period.
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
     Segment Reporting
     Our operations are treated as one operating segment, as it reports profit and loss information only on an aggregate basis to the chief operating decision-makers.
     Recent Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows.
2. Net Loss Per Share
     Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share includes the impact of potentially dilutive securities. As our potentially dilutive securities were anti-dilutive for all periods presented, they have been excluded from the computation of shares used in computing diluted loss per share. These outstanding securities consisted of the following:

	June 30,
	2006	2005
	(in thousands)
Convertible senior notes	15,934	15,934
Options to purchase common stock	8,424	8,729
Warrants to purchase common stock	375	—

3. Comprehensive Loss
     Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes to our stockholders’ equity that are excluded from net loss. Other comprehensive loss includes solely unrealized gains or losses on our available-for-sale securities, including our holdings of Abgenix, Inc. common stock, net of related tax. The following table presents the calculation of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Net loss	$(27,892)	$(27,416)	$(23,878)	$(56,727)
Other comprehensive income (loss):
Change in unrealized gain/loss on investments, net of tax	56	10,769	1,026	(11,418)
Reclassification adjustment for gains/losses recognized in net loss, net of tax	—	(47)	(35,216)	50

Comprehensive loss	$(27,836)	$(16,694)	$(58,068)	$(68,095)

4. Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”), which supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”). FAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock plans. FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Condensed Consolidated Statements of Operations. We adopted FAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of FAS 123R.
     In November 2005, the FASB issued FSP No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (or “APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of FAS 123R.
     Prior to the adoption of FAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under FAS No. 123, “Accounting for Stock-Based Compensation” (or “FAS 123”). Under the intrinsic value method, no employee stock-based compensation expense had been recognized in our Condensed Consolidated Statements of Operations for any period prior to our adoption of FAS 123R on January 1, 2006, as the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock Option Plans:
     Prior to May 2005, we had five approved stock option plans: the 1989, 1992 and 1998 Incentive Stock Option Plans, the 2001 Nonstatutory Option Plan and the 2001 Non-Employee Directors Stock Option Plan (collectively, “the Prior Plans”). Under the Prior Plans, incentive stock options and non-qualified stock options were granted to eligible employees, directors and consultants to purchase shares of our common stock at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under these plans have a maximum term of 10 years and generally vest over four years at the rate of 25 percent one year from the date of grant date and 1/48 monthly thereafter. The 1998 Incentive Stock Option Plan replaced the 1989 and 1992 Incentive Stock Option Plans which expired and were retired in 1999 and 2002, respectively.
     2005 Equity Incentive Plan: In May 2005, our stockholders approved the 2005 Equity Incentive Plan (“the 2005 Plan”) at which time 1,000,000 new shares of common stock were authorized for issuance. The 2005 Plan replaced our 1998 Incentive Stock Option Plan, the 2001 Nonstatutory Option Plan and the 2001 Non-Employee Directors Stock Option Plan. Upon approval of the 2005 Plan, shares in the Prior Plans that had been reserved but not issued were rolled over into and reserved for issuance under the 2005 Plan. In the future, shares that would otherwise return to the Prior Plans as a result of option cancellations will also be rolled over into and reserved for issuance under the 2005 Plan. No additional grants will be made from the Prior Plans.

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
Adoption of FAS 123R
     Stock-based compensation expense recognized during the three and six months ended June 30, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     Stock-based compensation expense recognized under FAS 123R was as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
	(in thousands, except per share data)
Research and development	$1,216	$2,279
General and administrative	336	653

Total stock-based compensation expense	$1,552	$2,932

Effect on earnings per share-basic and diluted	$0.03	$0.06

     As of June 30, 2006, total compensation cost related to nonvested stock options not yet recognized was $9.4 million, which is expected to be allocated to expense over a weighted-average period of 30 months.
Pro Forma Information for Period Prior to Adoption of FAS 123R
     The following pro forma net loss and net loss per share were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share data)
Net loss, as reported	$(27,416)	$(56,727)
Deduct:
Stock-based compensation expense determined under FAS 123, net of related taxes	(2,443)	(4,980)

Pro forma net loss	$(29,859)	$(61,707)

Basic and diluted loss per share, as reported	$(0.60)	$(1.25)

Basic and diluted pro forma loss per share	$(0.66)	$(1.36)

Valuation Assumptions
     The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Dividend yield	0.00%	0.00%	0.00%	0.00%
Annual risk free rate of return	5.10%	3.68%	4.85%	3.76%
Expected volatility	0.56	0.60	0.57	0.60
Expected term (years)	5.08	3.80	5.08	3.84
     In estimating the expected term, we considered our historical stock option exercise experience, post vesting termination pattern and term of the options outstanding. We based our determination of expected volatility on our historical stock price volatility over the expected term.

Stock Option Activity
     A summary of the status of our stock option plans at June 30, 2006 and changes during the periods then ended are presented in the table below (share numbers and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at December 31, 2005	8,087	$11.18	6.48	$1,149
Options granted	1,227	6.16
Options exercised	(31)	5.61
Options forfeited	(153)	8.43
Options expired	(444)	14.55

Options outstanding at March 31, 2006	8,686	$10.36	6.71	$8,000
Options granted	138	5.77
Options exercised	(43)	4.27
Options forfeited	(87)	9.17
Options expired	(270)	12.14

Options outstanding at June 30, 2006	8,424	$10.27	6.57	$379

Options vested at June 30, 2006 and expected to vest	8,072	$10.42	0.39	$375

Options exercisable at June 30, 2006	5,667	$11.69	5.46	$341

     During the three and six months ended June 30, 2006, we granted stock options to purchase approximately 0.1 million and 1.4 million shares of common stock, respectively, with an estimated weighted-average grant-date fair value of $3.12 and $3.32, per share, respectively. The total fair value of options that vested during the three and six months ended June 30, 2006 was $0.6 million and $2.2 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0.1 million. Net cash proceeds from the exercise of stock options were $0.3 million and $0.5 million for the three and six months ended June 30, 2006. As of June 30, 2006, there were 2.3 million shares available for grant.
     The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding
		Weighted-		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Price	(in thousands)	(in years)	Price	(in thousands)	Price
$3.50-$5.75	971	4.6	$4.87	814	$4.86
$5.80-$6.02	480	6.8	$5.87	223	$5.87
$6.07-$6.07	1,045	9.6	$6.07	104	$6.07
$6.19-$6.73	1,124	8.7	$6.63	387	$6.67
$6.75-$9.14	1,365	5.4	$8.33	1,115	$8.41
$9.50-$12.58	845	6.2	$10.84	731	$10.85
$12.79-$14.04	845	7.4	$13.88	571	$13.84
$14.07-$17.00	867	5.6	$15.78	840	$15.83
$17.37-$30.81	878	4.7	$21.74	878	$21.74
$42.62-$42.63	4	3.7	$42.63	4	$42.63

	8,424			5,667

     Employee Stock Purchase Plan (“ESPP”):
     The 2002 Employee Stock Purchase Plan (“the Purchase Plan”) was approved by the stockholders in June 2002. The Purchase Plan allows eligible employees to purchase our common stock at 85 percent of the fair value at certain specified dates. Employee contributions are limited to 10 percent of compensation or $25,000, whichever is less. On June 20, 2006, our stockholders approved the amendment to the Purchase Plan to increase the maximum number of shares of common stock by which the total number of shares authorized for issuance under the plan automatically increases each year from 0.1 million to 0.3 million shares, effective immediately. As of June 30, 2006, a total of 0.8 million shares of common stock have been authorized for issuance under the Purchase Plan. The Purchase Plan allows for annual increases in the number of shares authorized for issuance under the Purchase Plan to be added on the first day of each of our fiscal years beginning in 2006, equal to the lesser amount of (a) 0.3 million shares, (b) 1/2 percent of the outstanding additional shares on such date, or (c) an amount determined by the Board of Directors. As of June 30, 2006, 0.6 million shares have been issued pursuant to the Purchase Plan. On February 1, 2006, 77,316 shares were sold under the plan for a total price of $0.4 million. The compensation expense related to the plan for the three and six months ended June 30, 2006 was $51,000 and $93,000, respectively. The Black-Scholes pricing model was used to value the employee stock purchase rights, using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Dividend yield	0.00%	0.00%	0.00%	0.00%
Annual risk free rate of return	3.75%	2.51%	3.15%	2.51%
Expected volatility	0.51	0.60	0.54	0.60
Expected term (years)	1.14	0.50	0.91	0.50
5. Restructuring Charges
     In June 2005, we commenced the implementation of a strategic restructuring of our business operations to focus resources on our most advanced and most promising product development programs. At June 30, 2006, $52,000 of restructuring costs related to a building lease remained accrued for but had not yet been paid. During the three and six months ended June 30, 2006, we decreased the restructuring accrual by $40,000 and $57,000, respectively, due to the extension of a sublease. We expect to pay the accrual in full by the end of 2006.
6. Impairment of Long-Lived Assets
     During the second quarter of 2006, we committed to a plan to sell a piece of equipment which had a carrying value of $0.3 million. We determined that the plan for sale criteria contained in SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“FAS 144’) had been met. Accordingly, the carrying value of the equipment was adjusted to its fair value less costs to sell, amounting to $0.1 million, which was determined based on a quoted market price. The resulting $0.2 million impairment loss has been recorded as a separate line item, “Impairment of long-lived asset”, in the three and six months ended June 30, 2006 “Condensed Consolidated Statements of Operations”. The adjusted carrying value of the equipment that is held for sale is separately presented in “Asset held for sale” in current assets on the Condensed Consolidated Balance Sheets. The equipment will not be depreciated while it is classified as held for sale.
7. Related Parties
     Transactions with related parties are under terms no less favorable to us than those with other customers.
     Ceregene: Ceregene, Inc. (“Ceregene”) was previously our majority-owned subsidiary. In August 2004, July 2005, and April 2006, respectively, Ceregene announced an initial, second and third closing of its Series B preferred stock financing. We participated through the pro rata conversion of an outstanding bridge loan to Ceregene and related accrued interest into shares of Ceregene’s Series B preferred stock. As of June 30, 2006, our ownership percentage was approximately 25% of Ceregene’s capital stock on a fully diluted basis. As of June 30, 2006, there was no remaining principal balance of the bridge loan outstanding to Ceregene.
     We account for our investment in Ceregene under the equity method of accounting for investments. For the three and six months ended June 30, 2006, we recorded revenue of $30,000 and $61,000, respectively, and for the three and six months ended June 30, 2005, we recorded revenue of $10,000 and $64,000, respectively, from Ceregene. During the periods presented, we did not recognize losses from Ceregene, nor do we expect to recognize future losses from Ceregene, as the net book value of our investment in Ceregene is zero.
     We have guaranteed certain secured indebtedness of Ceregene totaling $66,000 until May 2007. We have accrued approximately $15,000 related to this guarantee as of June 30, 2006.

     Xenogen: During the six months ended June 30, 2006 and June 30, 2005, we paid approximately $23,000 and $15,000, respectively, for license fees to Xenogen Corporation. The Chairman and CEO of Xenogen is also a member of our Board of Directors.
8. Income Taxes
     The tax provision recorded in the three and six months ended June 30, 2006 is primarily related to the realized gain on the sale of 3.0 million shares of Abgenix common stock and interest recorded for tax contingencies. The tax provision for the three and six months ended June 30, 2005 related to accrued interest for tax contingencies.
     In July 2005, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses that we deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the appeals level. We had a liability of $32.6 million for this and other federal and state tax contingencies, including estimated interest expenses at December 31, 2005, and during the six months ended June 30, 2006, we accrued an additional $1.3 million of interest related to these tax contingencies. If we are unsuccessful in defending the tax filing positions, then potentially the liability for federal and state tax contingencies could be significantly higher than the $33.9 million that has been recorded as of June 30, 2006. We continue to believe that our tax positions comply with all applicable tax laws, and continue to vigorously defend against the NOPA using all administrative and legal processes available.
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
9. Committed Equity Financing Facility
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
     During the second quarter, we received net proceeds of $20.1 million from the sale of 3.9 million shares of common stock to Kingsbridge.

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
Overview
     We are a biotechnology company focused on the development and commercialization of novel biological therapies for patients with cancer. We are currently developing cell-based cancer immunotherapies and oncolytic virus therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been modified to impart disease-fighting characteristics that are not found in conventional chemotherapeutic agents. As part of our GVAX® cancer immunotherapy programs, we are conducting two Phase 3 clinical trials in prostate cancer and Phase 2 trials in each of pancreatic cancer and leukemia. We initiated our international Phase 3 clinical trials for GVAX immunotherapy for prostate cancer in July 2004 and June 2005, each under a Special Protocol Assessment (“SPA”) with the United States Food and Drug Administration (“FDA”). In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG (“Novartis”), we are conducting a multiple dose Phase 1 clinical trial of CG0070 in recurrent bladder cancer. We also have other preclinical oncolytic virus therapy programs, including CG5757, evaluating potential therapies for multiple types of cancer.
Second Quarter 2006 and Other Recent Highlights
•
Announced that the FDA has granted Fast Track designation for GVAX immunotherapy for prostate cancer. Fast track designation, which was mandated by the FDA Modernization Act of 1997, can potentially facilitate development and expedite the review of Biologics License Applications (“BLAs”). Fast track designation is reserved for products that demonstrate the potential to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for that condition.

•
Announced encouraging interim data from a Phase 1 clinical trial of GVAX immunotherapy for prostate cancer, administered in combination with ipilimumab (MDX-010), a fully human antibody to CTLA-4 being jointly developed by Medarex and Bristol-Myers Squibb. Twelve patients with advanced prostate cancer have been treated to date, including six patients who received the combination therapy at the therapeutic doses currently being evaluated in both GVAX and ipilimumab Phase 3 clinical trials. Antitumor activity was observed in five of these six patients, including greater than 50% reductions in prostate-specific antigen (“PSA”) levels that are ongoing at two months or longer with two patients having greater than 95% reductions. Moreover, clinical evidence of antitumor activity was observed in three of these five PSA responders. All five patients with PSA partial responses have experienced immune-mediated endocrine which were similar in type to those previously reported for ipilimumab and were successfully treated with standard hormone replacement therapy.

•
Reported encouraging long-term follow-up data from a Phase 2 trial of GVAX immunotherapy for chronic myelogenous leukemia (“CML”). A total of 19 CML patients with molecular evidence of persistent leukemia following at least one year of Gleevec® (imatinib mesylate) therapy were treated with GVAX immunotherapy while continuing to receive Gleevec. Updated results showed that the addition of GVAX immunotherapy to Gleevec therapy reduced persistent leukemic disease in 10 of 19 patients as demonstrated by a complete disappearance (five patients) or a greater than one log (90%) reduction (five patients) in bcr-abl, which is a validated genetic marker found on the leukemic cells. The responses were ongoing in all but one of the remaining ten responders, with a median follow-up from treatment initiation of 14 months. Of the remaining nine patients, only one patient has developed cytogenetic progression on therapy. Treatment with GVAX immunotherapy for leukemia was well tolerated.

•
Announced that enrollment has been opened for an expanded multi-center Phase 1 clinical trial of CG0070 to evaluate escalating multiple-dose regimens of CG0070 and to include up to 45 additional patients who have failed previous therapy with Bacillus Calmette-Guerin (“BCG”), the current standard therapy for recurrent bladder cancer. The expansion of the trial from single-dose to multiple-dose regimens was prompted by data reported for the single-dose trial at the May 2006 meeting of the American Urological Association including a complete anti-tumor response at follow-up cystoscopy at approximately three months in three of the nine patients evaluable to date. The duration of the complete responses after just a single administration of CG0070 were six, nine, and three plus months respectively. Treatment was generally tolerable and the majority of treatment-related side effects were local bladder toxicities.

•
Announced that the results from an initial clinical trial of GVAX immunotherapy for prostate cancer in patients with early-stage disease have been published in a June issue of Clinical Cancer Research. The Phase 1/2 trial enrolled 21 patients with rising PSA levels following prostatectomy and who had not received any other treatment for their prostate cancer, including hormone therapy. The results showed that 16 of 21 (76%) patients showed a statistically significant decrease in the rate of rise of PSA (PSA slope) after only eight weeks of treatment compared with the remaining five patients (p<0.001). One patient had a partial PSA response (>50% reduction of PSA) of seven month duration. GVAX cancer immunotherapy was generally well tolerated and there were no dose-limiting toxicities observed.

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
     We establish accruals for tax contingencies when we believe that certain tax positions may be challenged and that our positions may not be fully sustained. We adjust our tax contingency accruals in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. In July 2005, the IRS issued to us a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses which were deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the appeals level. We had a liability of $32.6 million for this and other federal and state tax contingencies, including estimated interest expense, at December 31, 2005 and during the six months ended June 30, 2006, we accrued an additional $1.3 million of interest related to these tax contingencies.
     The nature of these tax matters is uncertain and subject to change. As a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the outcome of these matters. If we are unsuccessful in defending the tax filing positions that were previously taken, then potentially the liability for federal and state tax contingencies could be significantly higher than the $33.9 million that has been recorded as of June 30, 2006. An outcome of such matters different than previously estimated could materially impact our financial position or results of operations in the year of resolution. We continue to believe that our tax positions comply with all applicable tax laws, and we continue to vigorously defend against the NOPA using all administrative and legal processes available.
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
     FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in three and six months ended June 30, 2006, we recognized stock-based compensation as part of our operating expenses with an allocation of $1.2 million and $2.3 million, respectively, to research and development and $0.3 million and $0.6 million, respectively, to general and administrative. We adopted FAS 123R on a modified prospective basis. The allocation of employee stock-based compensation costs to each operating expense line is estimated based on specific employee headcount information at each grant date and revised, if necessary, in future periods if actual employee headcount information differs materially from those estimates. As a result, the amount of employee stock-based compensation costs we record in future periods in each operating expense line may differ significantly from what we have recorded in the current period. As of June 30, 2006, total compensation cost related to nonvested stock options not yet recognized was $9.4 million, which is expected to be allocated to expense over a weighted-average period of 30 months.

     There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the six months ended June 30, 2005.
Results of Operations
Revenue
     We have derived substantially all of our revenues from collaborative and license agreements, as shown in the following table:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Novartis AG	$—	$657	$—	$2,031
sanofi-aventis Group	1,000	2,000	1,000	2,000
Ceregene, Inc.	30	10	61	64
Other	16	115	161	333

	$1,046	$2,782	$1,222	$4,428

     Revenue was $1.0 million and $1.2 million for the three and six months ended June 30, 2006, respectively, compared to $2.8 million and $4.4 million for the comparative periods in 2005, respectively. Revenue for the three and six months ended June 30, 2006 included $30,000 and $61,000 of revenue from our previously majority owned subsidiary, Ceregene, Inc., as compared to $10,000 and $64,000 for the corresponding period in 2005, respectively. Revenue for the three and six months ended June 30, 2006 did not include any revenue from Novartis recognized in connection with our global alliance for the development and commercialization of oncolytic virus therapies compared to $0.7 million and $2.0 million for the three and six months ended June 30, 2005, respectively. Revenues for both the three and six months ended June 30, 2006 also includes $1.0 million from sanofi-aventis Group in connection with our gene activation technology license agreement compared to $2.0 million for both the three and six months ended June 30, 2005.
Research and development expenses
     Research and development expenses were $23.2 million and $48.5 million for the three and six months ended June 30, 2006, respectively, compared to $23.2 million and $48.0 million for the corresponding periods in 2005, respectively. Research and development expenses were primarily due to ongoing Phase 3 clinical trials for the company’s lead product development program, GVAX immunotherapy for prostate cancer. In addition, expenses included $1.2 million and $2.3 million, for the three and six months ended June 30, 2006, respectively, in non-cash stock-based compensation expense related to FAS 123R. These FAS 123R expenses were offset by decreases in compensation costs and other expenses due to the restructuring program announced in June 2005.
     We continue to deploy the majority of our resources to advance GVAX immunotherapy for prostate cancer, which is currently in Phase 3 development, as well as GVAX immunotherapy for leukemia and GVAX immunotherapy for pancreatic cancer, both of which are in Phase 2 development. Our priorities in the oncolytic virus therapy area include CG0070 and CG5757, both of which could be evaluated in multiple types of cancer in the future.
     We expect that our research and development expenditures and headcount will increase in future periods to support our most advanced clinical trials, including our two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer as well as additional product development activities. Additional information concerning our product candidates and their phases of development can be found in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 13, 2006 and in the Second Quarter 2006 and Other Recent Highlights section included under Item 2 of this Quarterly Report on Form 10-Q.
General and administrative expenses
     General and administrative expenses were $4.1 million and $9.2 million for the three and six months ended June 30, 2006, respectively, compared to $3.9 million and $7.7 million in the corresponding periods in 2005, respectively. The increases in the three and six months ended June 30, 2006 compared to the corresponding periods in 2005 are primarily due to costs related to the implementation of procedures required for compliance with Section 404 of the Sarbanes-Oxley Act and new financial accounting standards as well as $0.3 million and $0.6 million for the three and six months ended June 30, 2006, respectively, of non-cash stock-based compensation expense related to FAS123R. Future spending for general and administrative costs may increase in order to support our growing infrastructure needs.
Impairment of long-lived asset
     During the second quarter of 2006, we committed to a plan to sell a piece of equipment which had a carrying value of $0.3 million. We determined that the plan for sale criteria contained in SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“FAS 144’) had been met. Accordingly, the carrying value of the equipment was adjusted to its fair value less costs to sell, amounting to $0.1 million, which was determined based on a quoted market price. The resulting $0.2 million impairment loss has been recorded as a separate line item, “Impairment of long-lived asset”, in the three and six months ended June 30, 2006 “Condensed Consolidated Statements of Operations”.
Restructuring charges
     In June 30, 2005, we implemented a strategic restructuring of our business operations to focus resources on our most advanced and most promising product development programs and recorded personnel related restructuring charges of $0.9 million. During the three and six months ended June 30, 2006, we decreased the restructuring accrual by $40,000 and $57,000, respectively, due to the extension of a sublease.
Gain on sale of Abgenix common stock
     During the three months ended March 31, 2006, we sold all of our remaining 3.0 million shares of Abgenix common stock for a net gain of $62.7 million. There were no Abgenix shares sold during the six months ended June 30, 2005.
Interest and other income
     Interest and other income was $1.8 million and $3.3 million for the three and six months ended June 30, 2006 compared to $0.8 million and $1.5 million for the corresponding periods in 2005. The increase in six months ended June 30, 2006 compared to six months ended June 30, 2005 is due to higher average cash and investment balances and higher interest rates.
Interest expense
     Interest expense was $2.6 million and $5.2 million for the three and six months ended June 30, 2006 compared to $2.7 million and $5.4 million for the corresponding periods in 2005. The interest expense is attributed to the interest expense associated with our $145.0 million convertible senior notes issuances and our capital leases.
Income taxes
     We recorded a tax provision of $0.6 million and $28.0 million for the three and six months ended June 30, 2006 compared to $0.4 million and $0.7 million for the corresponding periods in 2005. The tax provision for the three months ended June 30, 2006 primarily relates to additional interest recorded for tax contingencies. The tax provision for the six months ended June 30, 2006 relates primarily to the realized gain on the sale of 3.0 million shares of Abgenix common stock and $1.3 million related to additional interest recorded for tax contingencies. The tax provision for the three and six months ended June 30, 2005 related to accrued interest for tax contingencies.
Liquidity and Capital Resources
     At June 30, 2006, we had approximately $166.1 million in cash, cash equivalents and short-term investments, of which $2.9 million is classified as restricted and is related to letters of credit on our corporate headquarters facility in South San Francisco, California and our cGMP manufacturing facility in Hayward, California. We have maintained our financial position through strategic management of our resources including the sale of Abgenix common stock, funding from various corporate collaborations and licensing agreements and the availability of debt and equity financing.

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
     On March 14, 2006, we entered into a CEFF with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 8.7 million shares of our common stock or up to an aggregate of $75.0 million during the next three years. We can draw down under the CEFF in tranches of up to a maximum of 2.5 percent of our closing market value on the last trading day prior to the commencement of the drawdown, or $15.0 million, whichever is less, subject to certain conditions. The purchase price of these shares will be at a 6 to 10 percent discount from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $3.00 per share or at a price below 85% of the closing share price of our stock in the trading day immediately preceding the commencement of the draw down. In the second quarter of 2006, we received net proceeds of $20.1 million from the sale of 3.9 million shares of our common stock to Kingsbridge.
     Net cash used in operating activities was $48.1 million and $54.0 million for the six months ended June 30, 2006 and 2005, respectively, and is comprised primarily of expenses from product development activities. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish commercial capabilities for any products that we may develop.
     Net cash provided by investing activities was $50.9 million for the six months ended June 30, 2006. During the six months ended June 30, 2006, we sold 3.0 million shares of our Abgenix common stock, resulting in net proceeds of $65.4 million and short-term investment purchases were $68.5 million, net of sales and maturities of $55.1 million. Net cash provided in investing activities was $14.2 million for the six months ended June 30, 2005 related primarily to proceeds from the sales and maturities of investments, net of purchases of investments.
     Net cash provided by financing activities was $20.3 million for the six months ended June 30, 2006. During the six months ended June 30, 2006, we received net proceeds of $20.1 million from the sale of 3.9 million shares of our common stock to Kingsbridge. Net cash provided in financing activities was $0.5 million for the six months ended June 30, 2005, primarily related to our employee stock plans.
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
     While we believe that our current liquidity position will be sufficient to meet our cash needs for at least the next year, we will need to raise substantial additional funds in order to complete our pending and planned trials over their multi-year course before we will obtain product revenue, if any, from such products. Accordingly, we may entertain the possibility of raising additional capital to preserve our liquidity, depending on a number of conditions, including conditions in the capital markets. The sources of liquidity available to us include payments from potential partners and/or licensees of our potential products and technologies, and private or public placement of our equity securities, warrants, debt securities, potential proceeds from the CEFF or depositary shares. We regularly consider the conditions of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to us may have negative consequences to stockholders, such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative consequence in order to reduce or minimize a more significant negative consequence to stockholders.
Off-Balance Sheet Arrangements
     As of June 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Recent Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

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
Interest Rate Sensitivity
Principal Amount by Expected Maturity and Average Interest Rate
(Dollars in thousands)

							Fair Value
					2010		June 30,
As of June 30, 2006	2006	2007	2008	2009	Thereafter	Total	2006
Total Investment Securities Excluding Asset Backed	$115,210	$10,194	$603	$—	$—	$126,007	$125,954
Average Interest Rate	5.12%	4.92%	4.63%	—	—	5.10%	—
Asset Backed Securities(i)						$12,756	$12,742
Average Interest Rate						4.60%	—
Fixed Interest Rate Convertible Senior Notes	$3,021	$4,531	$4,531	$4,531	$154,063	$169,921	$111,380
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—

							Fair Value
					2010		December 31,
As of December 31, 2005	2006	2007	2008	2009	Thereafter	Total	2005
Total Investment Securities Excluding Asset Backed	$79,040	$9,661	$—	$—	$—	$88,701	$88,586
Average Interest Rate	3.27%	4.23%	—	—	—	3.38%	—
Asset Backed Securities(ii)						$25,761	$25,696
Average Interest Rate						4.08%	—
Fixed Interest Rate Convertible Senior Notes	$4,531	$4,531	$4,531	$4,531	$154,063	$172,187	$121,500
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—

(i)	Asset backed securities have various contractual maturity dates ranging from 2007 to 2010. The expected maturity dates for these securities range from 2006 to 2008 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

(ii)	Asset backed securities have various contractual maturity dates ranging from 2006 to 2035. The expected maturity dates for these securities range from 2006 to 2007 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     Changes in Internal Controls over Financial Reporting
     There were no significant changes made to our internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Clinical trials are very costly and time-consuming, especially the typically larger Phase 3 clinical trials, such as the VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer. The VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer are our first Phase 3 clinical trials. We cannot exactly predict if and when any of our current clinical trials will be completed. Many factors affect patient enrollment in clinical trials, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new therapies approved for the conditions that we are investigating. In addition to delays in patient enrollment, other unforeseen developments, including delays in obtaining regulatory approvals to commence a study, delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites, lack of effectiveness during clinical trials, unforeseen safety issues, uncertain dosing issues, inability to monitor patients adequately during or after treatment, our or our investigators’ failure to comply with FDA or other health authority regulations governing clinical trials, and an inability or unwillingness of medical investigators to follow our clinical protocols, could prevent or delay completion of a clinical trial and increase our costs, which could also prevent or delay any eventual commercial sale of the therapy that is the subject of the trial. Each of our two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer involves a comparison to a Taxotere chemotherapy regimen, which is the currently approved standard of care for this patient group. However, there can be no assurance that this chemotherapy regimen will continue to be commonly used to treat these patients in the future. Should another chemotherapy regimen be shown to be more effective than the Taxotere chemotherapy regimen, we may need to conduct additional comparative clinical trials in the future.
We have not been profitable absent the gains on sales of Abgenix common stock and certain upfront or non-recurring license fees. We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.
     We have incurred an accumulated deficit since our inception. At June 30, 2006, our accumulated deficit was $332.8 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve profitability.
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
     In July 2005, the IRS issued to us a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses which we deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the appeals level. We had previously recorded a liability for this and other federal and state tax contingencies, including estimated interest expense. If we are unsuccessful in defending the tax filing positions that we have previously taken, then potentially our liability for federal and state tax contingencies could be significantly higher than the $33.9 million that we have recorded as of June 30, 2006. We continue to believe that our tax positions comply with all applicable tax laws, and we continue to vigorously defend against the NOPA using all administrative and legal processes available to us.
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
     We have built our own manufacturing facility to operate according to the FDA’s current Good Manufacturing Practices (“cGMP”) regulations for the manufacture of products for clinical trials and to support the potential commercial launch of our GVAX cancer immunotherapy product candidates. We are under significant lease obligations for our manufacturing facility. We may be unable to establish and maintain our manufacturing facility for increased scale within our planned timelines and budget, which could have a material adverse effect on our product development commercialization timelines. Our manufacturing facility will be subject to ongoing, periodic inspection by the FDA and other regulatory bodies to ensure compliance with cGMP. Our failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, may result in the termination or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. We have at times encountered and may in the future encounter problems with the following:
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
     In addition, during the course of the development and testing of our products, we may make and have made improvements to processes, formulations or manufacturing methods or employ different manufacturing facilities. Such changes may be made to improve the product’s potential efficacy, make it easier to manufacture at scale, reduce variability or the chance of contamination of the product, or for other reasons. As a result, certain of the products we are currently testing in clinical trials, including our most advanced products, are not identical to those used in previous clinical trials from which we have reported clinical data or may vary throughout the course of a clinical trial. We may be required to conduct certain studies to demonstrate the comparability of our products if we introduce additional manufacturing changes. We cannot guarantee that the results of studies using the current versions of our products will be as successful as the results of earlier studies conducted using different versions of our products.
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

     Our manufacturing facility is subject to the licensing requirements of the United States Drug Enforcement Administration (“DEA”), the California Department of Health Services and foreign regulatory authorities. While not yet subject to license by the FDA, our facility is subject to inspection by the FDA, as well as by the DEA and the California Department of Health Services. Failure to obtain or maintain these licenses or to meet the inspection criteria of these agencies would disrupt our manufacturing processes and have a material adverse effect on our business, ongoing clinical trials, results of operations, financial condition and cash flow.
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
     We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. As of June 30, 2006, we had approximately 374 U.S. and foreign patents issued or granted to us or available to us based on licensing arrangements and approximately 314 U.S. and foreign applications pending in our name or available to us based on licensing arrangements. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or whether it will be invalidated. Also, depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if practicing our intellectual property infringes upon the rights of others.

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
     To determine the priority of inventions, the United States Patent and Trademark Office (“USPTO”) frequently declares interference proceedings. In Europe, patents can be revoked through opposition proceedings. These proceedings could result in an adverse decision as to the priority of our inventions.
     We are currently involved in an interference proceeding related to one of our technologies. We have filed an appeal of the final decision from the USPTO relating to an interference proceeding pending since 1996 with Applied Research Systems Holding N.V. (ARS) concerning a patent and patent application related to gene activation technology. ARS has also appealed the decision. The result of the appeal is uncertain at this time. We are not currently involved in any other interference proceedings. Certain of our patents for gene activation technology have been denied in appeal proceedings in Europe, which adversely affects our ability to receive royalties on sales of products employing this technology under certain of our license agreements which can otherwise be terminated at the discretion of the licensee.
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
     There are many companies pursuing programs for the treatment of cancer. Some of these competitors are large biotechnology or pharmaceutical companies, such as Amgen, Bristol-Myers Squibb, Genentech, Novartis, Roche and sanofi-aventis Group, which have greater experience and resources than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining FDA and other regulatory approvals of products, and in manufacturing and marketing new therapies. We are also competing with other biotechnology companies which have prostate cancer immunotherapy products in various stages of clinical development, such as Dendreon Corporation, Therion Biologics Corporation and Onyvax, Ltd.
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
     Our competitive position and those of our competitors can vary based on the performance of products in clinical trials. In addition, our competitors may obtain patent protection or FDA or other regulatory approvals and commercialize products more rapidly than we do, which may impact future sales of our products. We also may not have the access that some of our competitors have to materials necessary to support the research, development or manufacturing of planned therapies. If we are permitted by the FDA or other regulatory agencies to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on:
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
     The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2003, our stock price has fluctuated between a high closing price of $15.93 on March 4, 2004 and a low closing price of $4.48 on October 12, 2005. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. The following factors, among others, may affect the prices of our common stock and notes:
•	announcements of data from, or material developments in, our clinical trials or those of our competitors, including delays in the commencement, progress or completion of a clinical trial;

•	fluctuations in our financial results;

•	the potential of an unfavorable future resolution with the IRS with respect to their audit of our fiscal 2000 federal tax return, or to other potential tax assessments;

•	announcements of technological innovations or new therapeutic products by us or our competitors, including innovations or products by our competitors that may require us to redesign, and therefore delay, our clinical trials to account for those innovations or products;

•	announcements of changes in governmental regulation affecting us or our competitors;

•	announcements of regulatory approval, disapproval, delays or suspensions of our or our competitors’ products;

•	announcements of new collaborative relationships by us or our competitors;

•	developments in patent or other proprietary rights affecting us or our competitors;

•	public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;

•	material developments related to our minority interest in Ceregene, Inc.;

•	fluctuations in price and volume in the stock market in general, or in the trading of the stock of biopharmaceutical and biotechnology companies in particular, that are unrelated to our operating performance;

•	issuances of securities in equity, debt or other financings or issuances of common stock upon conversion of our convertible senior notes;

•	unforeseen litigation;

•	sales of common stock by existing stockholders; and

•	the perception that such issuances or sales could occur.
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
     The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement filed by us with the SEC; and the continued listing of our stock on the NASDAQ Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 trading days from the date Kingsbridge provides us notice of such material and adverse event. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.
     We are entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the registration statement filed by us with the SEC and prohibit Kingsbridge from selling shares. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the registration statement is not effective in circumstances not permitted by the agreement, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares held by Kingsbridge (exclusive of shares that Kingsbridge may hold pursuant to exercise of the Kingsbridge warrant) and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the registration statement, the blackout or other payment could be significant.
     Should we continue to sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10 percent from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

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
     In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or FAS 123R, which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their values. We adopted FAS 123R on January 1, 2006, using the modified prospective method. As a result, we recorded $2.9 million of stock-based compensation expense in the six months ended June 30, 2006. The adoption of FAS 123R had a material impact on our results of operations in the six months ended June 30, 2006 and will in each subsequent period, although it will have no impact on our overall liquidity. We cannot reasonably estimate the future impact of FAS 123R because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value share-based payments to employees and directors. The adoption of FAS 123R may affect the way we compensate our employees or may cause other changes in the way we conduct our business.
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
     There is uncertainty related to the extent to which third-party payers will cover and pay for newly approved therapies. Sales of our future products will be influenced by the willingness of third-party payers to provide reimbursement. In both domestic and foreign markets, sales of our potential products will depend in part upon coverage and payment amounts from third-party payers, including:
•	government agencies;

•	private health care insurers and other health care payers, such as health maintenance organizations; and

•	self-insured employee plans.

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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 20, 2006, during the annual stockholders’ meeting, a quorum of our stockholders approved the following proposals:
(i)	Election of Directors.

Director	For	Withheld
David W. Carter	36,682,864	508,436
Nancy M. Crowell	36,691,456	499,844
James M. Gower	36,685,456	505,844
John T. Potts, Jr., M.D.	33,047,081	4,144,219
Thomas E. Shenk, Ph.D.	36,619,399	571,901
Stephen A. Sherwin, M.D.	36,608,133	583,167
Eugene L. Step	36,636,063	555,237
Inder M. Verma, Ph.D.	36,623,942	567,358
Dennis L. Winger	36,700,033	491,267
(ii)	Proposal to approve the amendment of the 2002 Employee Stock Purchase Plan.

For	Against	Abstain
16,484,216	3,770,537	157,498
(iii)	Proposal to ratify the appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2006.

For	Against	Abstain
36,886,561	245,780	58,958

Item 6. EXHIBITS

Exhibit
Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on August 4, 2006.

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