Form 10-Q
period 2006-09-30
CELL GENESYS INC
filed 2006-11-03
CIK 865231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     As of October 31, 2006, the number of outstanding shares of the Registrant’s Common Stock was 55,441,531.

CELL GENESYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Cell Genesys, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$70,381	$54,221
Short-term investments	96,931	72,483
Investment in Abgenix, Inc. common stock	—	63,824
Prepaid expenses and other current assets	3,271	2,104
Asset held for sale	137	—

Total current assets	170,720	192,632
Restricted cash and investments	2,894	2,894
Property and equipment, net	132,446	142,225
Deferred income tax assets	—	24,430
Unamortized debt issuance costs and other assets	4,173	4,794

Total assets	$310,233	$366,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,531	$1,902
Accrued compensation and benefits	4,454	4,399
Other accrued liabilities	7,179	4,947
Accrued income taxes	34,639	32,612
Deferred income tax liabilities	—	24,430
Current portion of capital lease obligation	1,353	1,095

Total current liabilities	49,156	69,385
Other liabilities	2,690	2,174
Capital lease obligation, less current portion	48,854	49,919
Convertible senior notes	145,000	145,000
Commitments and contingencies
Stockholders’ equity:
Common stock	55	46
Additional paid-in capital	426,474	375,700
Accumulated other comprehensive income (loss)	(405)	33,663
Accumulated deficit	(361,591)	(308,912)

Total stockholders’ equity	64,533	100,497

Total liabilities and stockholders’ equity	$310,233	$366,975

See accompanying notes

Cell Genesys, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Revenue	$52	$71	$1,274	$4,499
Operating expenses:
Research and development	23,196	23,333	71,713	71,375
General and administrative	4,335	3,648	13,494	11,356
Impairment of long-lived assets	—	—	194	—
Restructuring charges	—	744	(57)	1,597

Total operating expenses	27,531	27,725	85,344	84,328

Loss from operations	(27,479)	(27,654)	(84,070)	(79,829)
Other income (expense):
Gain on sale of Abgenix, Inc. common stock	—	6,293	62,677	6,293
Interest and other income	2,082	778	5,407	2,310
Interest expense	(2,614)	(2,634)	(7,858)	(8,044)

Loss before income taxes	(28,011)	(23,217)	(23,844)	(79,270)
Income tax provision	(790)	(4,051)	(28,835)	(4,725)

Net loss	$(28,801)	$(27,268)	$(52,679)	$(83,995)

Basic and diluted net loss per share	$(0.57)	$(0.60)	$(1.10)	$(1.85)

Weighted average shares of common stock outstanding — basic and diluted	50,782	45,499	47,695	45,395

See accompanying notes

Cell Genesys, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net loss	$(52,679)	$(83,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,864	12,586
Gain on disposal of property and equipment	—	(35)
Stock-based compensation expense	4,465	184
Gain on sale of Abgenix, Inc. common stock	(62,677)	(6,293)
Deferred income tax provision	26,808	—
Impairment of long-lived assets	194	280
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(609)	(1,106)
Noncurrent deferred tax assets	—	2,801
Accounts payable	(371)	(863)
Accrued compensation and benefits	55	(1,243)
Deferred revenue	—	(2,031)
Accrued facility exit costs	—	(4,179)
Accrued restructuring charges	(197)	(276)
Other accrued liabilities	2,913	3,424
Accrued income taxes	2,027	1,924

Net cash used in operating activities	(69,207)	(78,822)

Cash flows from investing activities:
Purchases of short-term investments	(111,120)	(96,202)
Maturities of short-term investments	62,351	36,711
Sales of short-term investments	24,521	88,329
Restricted cash	—	9
Capital expenditures	(1,320)	(1,987)
Proceeds from disposal of property and equipment	—	43
Proceeds from sale of Abgenix, Inc. common stock	65,425	6,867

Net cash provided by investing activities	39,857	33,770

Cash flows from financing activities:
Proceeds from issuances of common stock	1,196	1,524
Payments under capital lease obligation	(807)	(578)
Proceeds from committed equity financing facility, net	20,062	—
Proceeds from issuance of public offering, net	25,059	—

Net cash provided by financing activities	45,510	946

Net increase (decrease) in cash and cash equivalents	16,160	(44,106)
Cash and cash equivalents at the beginning of the period	54,221	58,324

Cash and cash equivalents at the end of the period	$70,381	$14,218

See accompanying notes

Cell Genesys, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period.
     The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
  Segment Reporting
     Our operations are treated as one operating segment, as we report profit and loss information only on an aggregate basis to the chief operating decision-makers.
  Recent Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of Interpretation 48 will have a material impact on our consolidated financial position, results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating whether the adoption of FAS 157 will have an impact on our consolidated financial position, results of operations or cash flows.
2. Net Loss Per Share
     Basic net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share includes the impact of potentially dilutive securities. As our potentially dilutive securities were anti-dilutive for all periods presented, they have been excluded from the computation of shares used in computing diluted net loss per share. These outstanding securities consisted of the following:

	September 30,
	2006	2005
	(in thousands)
Convertible senior notes	15,934	15,934
Options to purchase common stock	8,403	8,390
Warrants to purchase common stock	375	—
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Net loss	$(28,801)	$(27,268)	$(52,679)	$(83,995)
Other comprehensive income (loss):
Change in unrealized gain/loss on investments, net of tax	122	26,213	1,036	14,604
Reclassification adjustment for gains/losses recognized in net loss, net of tax	—	(3,487)	(35,104)	(3,246)

Comprehensive loss	$(28,679)	$(4,542)	$(86,747)	$(72,637)

4. Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). FAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock plans. FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Condensed Consolidated Statements of Operations. We adopted FAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of FAS 123R.
     In November 2005, the FASB issued FSP No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of FAS 123R.
     Prior to the adoption of FAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under the intrinsic value method, no employee stock-based compensation expense had been recognized in our Condensed Consolidated Statements of Operations for any period prior to our adoption of FAS 123R on January 1, 2006, as the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock Option Plans:
     Prior to May 2005, we had five approved stock option plans: the 1989, 1992 and 1998 Incentive Stock Option Plans, the 2001 Nonstatutory Option Plan and the 2001 Non-Employee Directors Stock Option Plan (collectively, “the Prior Plans”). Under the Prior Plans, incentive stock options and non-qualified stock options were granted to eligible employees, directors and consultants to purchase shares of our common stock at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under these plans have a maximum term of 10 years and generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48 monthly thereafter. The 1998 Incentive Stock Option Plan replaced the 1989 and 1992 Incentive Stock Option Plans which expired and were retired in 1999 and 2002, respectively.
     2005 Equity Incentive Plan: In May 2005, our stockholders approved the 2005 Equity Incentive Plan (“the 2005 Plan”) at which time 1,000,000 new shares of common stock were authorized for issuance. The 2005 Plan replaced our 1998 Incentive Stock Option Plan, the 2001 Nonstatutory Option Plan and the 2001 Non-Employee Directors Stock Option Plan. Upon approval of the 2005 Plan, shares in the Prior Plans that had been reserved but not issued were rolled over into and reserved for issuance under the 2005 Plan. Since such approval, shares that would otherwise return to the Prior Plans as a result of option cancellations roll over into and are reserved for issuance under the 2005 Plan. No additional grants are made from the Prior Plans.
     The 2005 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares and other stock awards to eligible employees, directors and consultants. We generally grant options to purchase shares of common stock under the 2005 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2005 Plan have a maximum term of ten years and generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48 monthly thereafter.
Adoption of FAS 123R
     Stock-based compensation expense recognized during the three and nine months ended September 30, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     Stock-based compensation expense recognized under FAS 123R was as follows:

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2006	Sept. 30, 2006
	(in thousands, except per share data)
Research and development	$1,212	$3,491
General and administrative	322	974

Total stock-based compensation expense	$1,534	$4,465

Effect on earnings per share-basic and diluted	$(0.03)	$(0.09)

     As of September 30, 2006, total compensation cost related to nonvested stock options not yet recognized was $8.3 million, which is expected to be allocated to expense over a weighted-average period of 28 months.
Pro Forma Information for Period Prior to Adoption of FAS 123R
     The following pro forma net loss and net loss per share were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123:

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2005
	(in thousands, except per share data)
Net loss, as reported	$(27,268)	$(83,995)
Deduct:
Stock-based compensation expense determined under FAS 123, net of related taxes	(2,004)	(7,025)

Pro forma net loss	$(29,272)	$(91,020)

Basic and diluted loss per share, as reported	$(0.60)	$(1.85)

Basic and diluted pro forma loss per share	$(0.64)	$(2.01)

Valuation Assumptions
     The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Dividend yield	0.00%	0.00%	0.00%	0.00%
Annual risk free rate of return	4.59%	4.19%	4.83%	3.79%
Expected volatility	0.56	0.60	0.57	0.60
Expected term (years)	5.08	3.93	5.08	3.85
     In estimating the expected term, we considered our historical stock option exercise experience, post vesting termination pattern and term of the options outstanding. We based our determination of expected volatility on our historical stock price volatility over the expected term. The annual risk free rate of return was based on the U.S. Treasury constant maturity rates with similar terms to the expected term of the options.
Stock Option Activity
     A summary of the status of our stock option plans at September 30, 2006 and changes during the periods then ended are presented in the table below (share numbers and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at December 31, 2005	8,087	$11.18	6.48	$1,149
Options granted	1,227	6.16
Options exercised	(31)	5.61
Options forfeited	(153)	8.43
Options expired	(444)	14.55

Options outstanding at March 31, 2006	8,686	$10.36	6.71	$8,000
Options granted	138	5.77
Options exercised	(43)	4.27
Options forfeited	(87)	9.17
Options expired	(270)	12.14

Options outstanding at June 30, 2006	8,424	$10.27	6.57	$379
Options granted	121	4.91
Options exercised	—	—
Options forfeited	(39)	6.79
Options expired	(103)	11.34

Options outstanding at September 30, 2006	8,403	$10.20	6.38	$161

Options vested at September 30, 2006 and expected to vest	8,092	$10.34	6.29	$161

Options exercisable at September 30, 2006	5,843	$11.53	5.36	$161

     During the three and nine months ended September 30, 2006, we granted stock options to purchase approximately 0.1 million and 1.5 million shares of common stock, respectively, with an estimated weighted-average grant-date fair value of $2.63 and $3.26, per share, respectively. The total fair value of options that vested during the three and nine months ended September 30, 2006 was $1.2 million and $4.1 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was none and $0.1 million, respectively. Net cash proceeds from the exercise of stock options were none and $0.5 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, there were 2.3 million shares available for grant.

     The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
	Outstanding	Life	Exercise	Exercisable	Exercise
Range of Exercise Price	(in thousands)	(in years)	Price	(in thousands)	Price
$3.50-$5.48	854	6.1	$4.63	593	$4.51
$5.62-$6.01	699	4.5	$5.83	486	$5.81
$6.07-$6.07	1,033	9.4	$6.07	162	$6.07
$6.19-$6.73	1,113	8.4	$6.63	441	$6.67
$6.80-$9.14	1,321	5.3	$8.37	1,117	$8.47
$9.50-$12.79	848	6.0	$10.87	757	$10.87
$12.83-$14.07	841	7.1	$13.91	604	$13.87
$14.12-$17.88	843	5.2	$15.88	833	$15.91
$17. 90-$30.81	847	4.5	$21.85	846	$21.85
$42.62-$42.63	4	3.4	$42.63	4	$42.63

	8,403			5,843

     Employee Stock Purchase Plan (“ESPP”):
     The 2002 Employee Stock Purchase Plan (“the Purchase Plan”) was approved by the stockholders in June 2002. The Purchase Plan allows eligible employees to purchase our common stock at 85 percent of the fair value at certain specified dates. Employee contributions are limited to 10 percent of compensation or $25,000, whichever is less. On June 20, 2006, our stockholders approved the amendment to the Purchase Plan to increase the maximum number of shares of common stock by which the total number of shares authorized for issuance under the plan automatically increases each year from 0.1 million to 0.3 million shares, which increase was effective immediately. As of September 30, 2006, a total of 0.8 million shares of common stock have been authorized for issuance under the Purchase Plan. The Purchase Plan allows for annual increases in the number of shares authorized for issuance under the Purchase Plan to be added on the first day of each of our fiscal years beginning in 2006, equal to the lesser amount of (a) 0.3 million shares, (b) 1/2 percent of the outstanding additional shares on such date, or (c) an amount determined by the Board of Directors. As of September 30, 2006, 0.7 million shares have been issued pursuant to the Purchase Plan. During the nine months ended September 30, 2006, 0.2 million shares were sold under the plan for a total price of $0.8 million. The compensation expense related to the plan for the three and nine months ended September 30, 2006 was $0.2 million and $0.3 million, respectively. The Black-Scholes pricing model was used to value the employee stock purchase rights, using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Dividend yield	0.00%	0.00%	0.00%	0.00%
Annual risk free rate of return	4.52%	2.51%	4.15%	2.51%
Expected volatility	0.47	0.60	0.49	0.60
Expected term (years)	0.86	0.50	0.87	0.50
     The expected term of employee stock purchase plan rights is the average of the remaining purchase periods under each offering period. We based our determination of expected volatility on our historical stock price volatility over the expected term. The annual risk free rate of return was based on the U.S. Treasury constant maturity rates with similar terms to the expected term of the employee stock purchase plan rights.
5. Restructuring Charges
     In June 2005, we commenced the implementation of a strategic restructuring of our business operations to focus resources on our most advanced and most promising product development programs. At September 30, 2006, $38,000 of restructuring costs related to a building lease remained accrued for but had not yet been paid. During the nine months ended September 30, 2006, we decreased the restructuring accrual by $57,000, due to the extension of a sublease. We expect to pay the accrual in full by the end of 2006.

6. Impairment of Long-Lived Assets
     During the second quarter of 2006, we committed to a plan to sell a piece of equipment which had a carrying value of $0.3 million. We determined that the plan for sale criteria contained in SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“FAS 144”) had been met. Accordingly, the carrying value of the equipment was adjusted to its fair value less costs to sell, amounting to $0.1 million, which was determined based on a quoted market price. The resulting $0.2 million impairment loss has been recorded as a separate line item, “Impairment of long-lived assets”, in the three and nine months ended September 30, 2006 Condensed Consolidated Statements of Operations. The adjusted carrying value of the equipment that is held for sale is separately presented in “Asset held for sale” in current assets on the Condensed Consolidated Balance Sheets. The equipment will not be depreciated while it is classified as held for sale.
7. Related Parties
     Transactions with related parties are under terms no less favorable to us than those with other customers.
     Ceregene: Ceregene, Inc. (“Ceregene”) was previously our majority-owned subsidiary. In August 2004, July 2005, and April 2006, respectively, Ceregene announced an initial, second and third closing of its Series B preferred stock financing. We participated through the pro rata conversion of an outstanding bridge loan to Ceregene and related accrued interest into shares of Ceregene’s Series B preferred stock. As of September 30, 2006, our ownership percentage was approximately 25% of Ceregene’s capital stock on a fully diluted basis. As of September 30, 2006, there was no remaining principal balance of the bridge loan outstanding to Ceregene.
     We account for our investment in Ceregene under the equity method of accounting for investments. For the three and nine months ended September 30, 2006, we recorded revenue of $10,000 and $71,000, respectively, and for the three and nine months ended September 30, 2005, we recorded revenue of $5,000 and $69,000, respectively, from Ceregene. During the periods presented, we did not recognize losses from Ceregene, nor do we expect to recognize future losses from Ceregene, as the net book value of our investment in Ceregene is zero.
     We have guaranteed certain secured indebtedness of Ceregene totaling $37,000 until May 2007. We have accrued approximately $15,000 related to this guarantee as of September 30, 2006.
     Xenogen: During the nine months ended September 30, 2006 and September 30, 2005, we paid approximately $23,000 and $17,000, respectively, for license fees to Xenogen Corporation. The former Chairman and CEO of Xenogen is also a member of our Board of Directors.
8. Income Taxes
     The tax provision for the nine months ended September 30, 2006 relates primarily to the realized gain on the sale of 3.0 million shares of Abgenix common stock and $2.0 million related to additional interest recorded for tax contingencies. During the three and nine months ended September 30, 2005, we recorded a tax provision of $2.8 million related to a realized gain on the sale of 0.6 million shares of Abgenix common stock and $1.3 million and $1.9 million, respectively, related to additional interest recorded for tax contingencies.
     In July 2005, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses that we deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the appeals level. We had a liability of $32.6 million for this and other federal and state tax contingencies, including estimated interest expenses, at December 31, 2005, and during the nine months ended September 30, 2006, we accrued an additional $2.0 million of interest related to these tax contingencies. If we are unsuccessful in defending the tax filing positions, then potentially the liability for federal and state tax contingencies could be significantly higher than the $34.6 million that has been recorded as of September 30, 2006.
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

9. Stockholders’ Equity
  Committed Equity Financing Facility
     On March 14, 2006, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 8.7 million shares of our common stock or an aggregate of $75.0 million during the next three years. We can draw down the CEFF in tranches of up to a maximum of 2.5 percent of the closing market value of Cell Genesys on the last trading day prior to the commencement of the draw down, or $15.0 million, whichever is less, subject to certain conditions. The purchase price of these shares will be at a 6 to 10 percent discount from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $3.00 per share or at a price below 85% of the closing share price of our stock on the trading day immediately preceding the commencement of the draw down.
     In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 375,000 shares of our common stock at a price of $9.12 per share. This warrant was exercisable on September 14, 2006 and is exercisable for a period of five years thereafter. The fair value of the warrant was valued on the date of issuance using the Black-Scholes method using the following assumptions: a risk-free rate of 4.68%, a life of 5.5 years, no dividend yield and a volatility of 57%. The estimated fair value of this warrant was $1.3 million and was recorded as a contra-equity amount in additional paid-in capital in March 2006.
     On March 16, 2006, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) with respect to the resale of up to 9.1 million shares of common stock pursuant to the CEFF and underlying warrant. This registration statement was declared effective by the SEC on March 27, 2006.
     During the second quarter of 2006, we received net proceeds of $20.1 million from the sale of 3.9 million shares of common stock to Kingsbridge.
  Common Stock
     In September 2006, we raised net proceeds of $25.1 million in an underwritten public offering, after deducting underwriters’ fees and stock issuance costs of $0.2 million, from the sale of 5.8 million shares of our common stock at $4.40 per share. The offering was made pursuant to our effective shelf registration statement on Form S-3.

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
Overview
     We are a biotechnology company focused on the development and commercialization of novel biological therapies for patients with cancer. We are currently developing cell-based cancer immunotherapies and oncolytic virus therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been modified to impart disease-fighting characteristics that are not found in conventional chemotherapeutic agents. As part of our GVAX(R) cancer immunotherapy programs, we are conducting two Phase 3 clinical trials in prostate cancer and Phase 2 trials in each of pancreatic cancer and leukemia. We initiated our international Phase 3 clinical trials for GVAX immunotherapy for prostate cancer in July 2004 and June 2005, each under a Special Protocol Assessment (“SPA”) with the United States Food and Drug Administration (“FDA”). In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG (“Novartis”), we are conducting a multiple dose Phase 1 clinical trial of CG0070 in recurrent bladder cancer. We also have other preclinical oncolytic virus therapy programs, including CG5757, evaluating potential therapies for multiple types of cancer.
Third Quarter 2006 and Other Recent Highlights
•	Raised gross proceeds of $25.3 million in an underwritten public offering of 5.8 million shares of our common stock.

•	Confirmed that we are evaluating non-patient specific formats of our GVAX cancer immunotherapy platform in additional cancer indications, such as non-small cell lung cancer and breast cancer.

•
Announced that Joseph J. Vallner, Ph.D., our president and chief operating officer, has resigned to become the chief executive officer of an early-stage, private biotechnology company. Dr. Vallner’s responsibilities will be assumed immediately by Stephen A. Sherwin, M.D., our chairman and chief executive officer, and other members of our executive management team. There are no immediate plans to hire a replacement for Dr. Vallner.

•
Ceregene, Inc., our former subsidiary, announced promising initial clinical results of CERE-120, its lead program for Parkinson’s disease. Ceregene is a private biotechnology company developing gene therapies for neurodegenerative disorders in which we hold an equity interest of approximately 25%. Initial results of the Phase 1 trial in 12 patients with advanced Parkinson’s disease showed that CERE-120 was well tolerated and appeared to reduce symptoms by approximately 40% (p<0.001), as measured by the Unified Parkinson’s Disease Rating Scale (UPDRS) motor “off” score. Based on these initial results, the Michael J. Fox Foundation for Parkinson’s Research is granting $1.9 million to Ceregene to partially fund a Phase 2 study.

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
     Up-front payments: Up-front payments from our research collaborations include payments for technology transfer and access rights. Non-refundable up-front license fees and other payments under collaboration agreements where we continue involvement throughout development are deferred and recognized on a straight-line or ratable method, unless we determine that another methodology is more appropriate. During 2005, we recognized revenue from a non-refundable up-front payment under our global alliance with Novartis AG for the development of certain oncolytic virus therapies based upon when the underlying development expenses were incurred, rather than a ratable method, as we determined that the expense method was more appropriate for this agreement. The revenues recorded under the Novartis AG alliance approximated the related development expenses that were incurred in the respective periods. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements. Deferred revenue represents the portion of up-front payments received that has not been earned.
     Milestones: Payments for milestones that are based on the achievement of substantive and at-risk performance criteria are recognized in full upon achievement of the incentive milestone events in accordance with the terms of the agreement. Incentive milestone payments are triggered either by the results of our research efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. As such, the incentive milestones are substantially at risk at the inception of the agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of an incentive milestone event, we have no future performance obligations related to that payment.
     License fees: Non-refundable license fees where we have completed all future obligations are recognized as revenue upon execution of the technology licensing agreement when delivery has occurred, collectibility is reasonably assured and the price is fixed and determinable.
Income taxes
     We account for income taxes in accordance with the provision of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). FAS 109 requires recognition of deferred taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in the year in which the basis difference is expected to reverse. We record a valuation allowance against deferred income tax assets, when the realization of such deferred income tax assets cannot be determined to be more likely than not.
     We establish accruals for tax contingencies when we believe that certain tax positions may be challenged and that our positions may not be fully sustained. We adjust our tax contingency accruals in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. In July 2005, the IRS issued to us a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses which were deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the appeals level. We had a liability of $32.6 million for this and other federal and state tax contingencies, including estimated interest expense, at December 31, 2005 and during the nine months ended September 30, 2006, we accrued an additional $2.0 million of interest related to these tax contingencies.
     The nature of these tax matters is uncertain and subject to change. As a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the outcome of these matters. If we are unsuccessful in defending the tax filing positions that were previously taken, then potentially the liability for federal and state tax contingencies could be significantly higher than the $34.6 million that has been recorded as of September 30, 2006. An outcome of such matters different than previously estimated could materially impact our financial position or results of operations in the year of resolution.
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
     FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in three and nine months ended September 30, 2006, we recognized stock-based compensation as part of our operating expenses with an allocation of $1.2 million and $3.5 million, respectively, to research and development and $0.3 million and $1.0 million, respectively, to general and administrative. We adopted FAS 123R on a modified prospective basis. The allocation of employee stock-based compensation costs to each operating expense line is estimated based on specific employee headcount information at each grant date and revised, if necessary, in future periods if actual employee headcount information differs materially from those estimates. As a result, the amount of employee stock-based compensation costs we record in future periods in each operating expense line may differ significantly from what we have recorded in the current period. As of September 30, 2006, total compensation cost related to nonvested stock options not yet recognized was $8.3 million, which is expected to be allocated to expense over a weighted-average period of 28 months.
     There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the nine months ended September 30, 2005.
Results of Operations
Revenue
     We have derived substantially all of our revenues from collaborative and license agreements, as shown in the following table:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
		(in thousands)
Novartis AG	$—	$—	$—	$2,031
sanofi-aventis Group	—	—	1,000	2,000
Ceregene, Inc.	10	5	71	69
Other	42	66	203	399

	$52	$71	$1,274	$4,499

     Revenue was $0.1 million and $1.3 million for the three and nine months ended September 30, 2006, respectively, compared to $0.1 million and $4.5 million for the comparative periods in 2005, respectively. Revenue for the three and nine months ended September 30, 2006 included $10,000 and $71,000 of revenue from our previously majority owned subsidiary, Ceregene, Inc., as compared to $5,000 and $69,000 for the corresponding period in 2005, respectively. Revenue for the nine months ended September 30, 2006 did not include any revenue from Novartis AG recognized in connection with our global alliance for the development and commercialization of oncolytic virus therapies compared to $2.0 million for the nine months ended September 30, 2005, as such amounts have now been fully recognized. Revenues for the nine months ended September 30, 2006 also includes $1.0 million from sanofi-aventis Group in connection with our gene activation technology license agreement compared to $2.0 million for the nine months ended September 30, 2005.
Research and development expenses
     Research and development expenses were $23.2 million and $71.7 million for the three and nine months ended September 30, 2006, respectively, compared to $23.3 million and $71.4 million for the corresponding periods in 2005, respectively. Research and development expenses were primarily due to ongoing Phase 3 clinical trials for our lead product development program, GVAX immunotherapy for prostate cancer. In addition, expenses included $1.2 million and $3.5 million, for the three and nine months ended September 30, 2006, respectively, in non-cash stock-based compensation expense related to FAS 123R. These FAS 123R expenses offset decreases in compensation costs and other expenses due to the restructuring program announced in June 2005.
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
     We expect that our research and development expenditures and headcount will increase in future periods to support our most advanced clinical trials, including our two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer, as well as additional product development activities. Additional information concerning our product candidates and their phases of development can be found in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 13, 2006 and in the Third Quarter 2006 and Other Recent Highlights section included under Item 2 of this Quarterly Report on Form 10-Q.
General and administrative expenses
     General and administrative expenses were $4.3 million and $13.5 million for the three and nine months ended September 30, 2006, respectively, compared to $3.6 million and $11.4 million in the corresponding periods in 2005, respectively. The increases in the three and nine months ended September 30, 2006 compared to the corresponding periods in 2005 are primarily due to costs related to the implementation of procedures required for compliance with Section 404 of the Sarbanes-Oxley Act and new financial accounting standards as well as $0.3 million and $1.0 million for the three and nine months ended September 30, 2006, respectively, of non-cash stock-based compensation expense related to FAS123R. Future spending for general and administrative costs may increase in order to support our growing infrastructure needs.
Impairment of long-lived assets
     During the second quarter of 2006, we committed to a plan to sell a piece of equipment which had a carrying value of $0.3 million. We determined that the plan for sale criteria contained in SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“FAS 144”) had been met. Accordingly, the carrying value of the equipment was adjusted to its fair value less costs to sell, amounting to $0.1 million, which was determined based on a quoted market price. The resulting $0.2 million impairment loss has been recorded as a separate line item, “Impairment of long-lived assets”, in the nine months ended September 30, 2006 Condensed Consolidated Statements of Operations.
Restructuring charges
     On June 7, 2005, we implemented a strategic restructuring of our business operations to focus resources on our most advanced and most promising product development programs. We recorded a charge of $0.3 million during the three months ended September 30, 2005 to reduce the carrying value of our San Diego manufacturing operation for viral products to net realizable value. Restructuring charges for the three and nine months ended September 30, 2005 also include $0.4 million and $1.3 million for personnel related restructuring charges. During the nine months ended September 30, 2006, we decreased the restructuring accrual by $57,000, due to the extension of a sublease.
Gain on sale of Abgenix common stock
     During the three months ended March 31, 2006, we sold all of our remaining 3.0 million shares of Abgenix common stock for a net gain of $62.7 million. During the three and nine months ended September 30, 2005 we recorded a gain of $6.3 million associated with the sale of 0.6 million shares of Abgenix common stock.
Interest and other income
     Interest and other income was $2.1 million and $5.4 million for the three and nine months ended September 30, 2006 compared to $0.8 million and $2.3 million for the corresponding periods in 2005. The increase in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is due to higher average cash and investment balances and higher interest rates.
Interest expense
     Interest expense was $2.6 million and $7.9 million for the three and nine months ended September 30, 2006 compared to $2.6 million and $8.0 million for the corresponding periods in 2005. The interest expense is attributed to the interest expense associated with our $145.0 million convertible senior notes issuances and our capital leases.
Income taxes
     We recorded a tax provision of $0.8 million and $28.8 million for the three and nine months ended September 30, 2006 compared to $4.0 million and $4.7 million for the corresponding periods in 2005. The tax provision for the three months ended September 30, 2006 primarily relates to additional interest recorded for tax contingencies. The tax provision for the nine months ended September 30, 2006 relates primarily to the realized gain on the sale of 3.0 million shares of Abgenix common stock and $2.0 million related to additional interest recorded for tax contingencies. During the three and nine months ended September 30, 2005, we recorded a tax provision of $2.8 million related to a realized gain on the sale of 0.6 million shares of Abgenix common stock and $1.3 million and $1.9 million, respectively, related to additional interest recorded for tax contingencies.
Liquidity and Capital Resources
     At September 30, 2006, we had approximately $170.2 million in cash, cash equivalents and short-term investments, of which $2.9 million is classified as restricted and is related to letters of credit on our corporate headquarters facility in South San Francisco, California and our cGMP manufacturing facility in Hayward, California. We have maintained our financial position through strategic management of our resources including the sale of Abgenix common stock, funding from various corporate collaborations and licensing agreements and the availability of debt and equity financing.
     In February 2003, our shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which allowed us to offer up to $150.0 million of securities in one or more public offerings. We used this shelf registration in March 2004 to complete a public offering of 4.9 million shares of our common stock, resulting in net proceeds of $57.2 million. In addition, we used this shelf registration in September 2006 to complete an underwritten public offering of 5.8 million shares of our common stock, resulting in net proceeds of $25.1 million. Although up to $63.6 million may still be offered under the shelf registration, there can be no assurance that we will be able to issue any of the remaining securities under this shelf registration on acceptable terms, or at all.
     On March 14, 2006, we entered into a CEFF with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 8.7 million shares of our common stock or up to an aggregate of $75.0 million during the next three years. We can draw down under the CEFF in tranches of up to a maximum of 2.5 percent of our closing market value on the last trading day prior to the commencement of the draw down, or $15.0 million, whichever is less, subject to certain conditions. The purchase price of these shares will be at a 6 to 10 percent discount from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $3.00 per share or at a price below 85% of the closing share price of our stock in the trading day immediately preceding the commencement of the draw down. In the second quarter of 2006, we received net proceeds of $20.1 million from the sale of 3.9 million shares of our common stock to Kingsbridge.
     Net cash used in operating activities was $69.2 million and $78.8 million for the nine months ended September 30, 2006 and 2005, respectively, and is comprised primarily of expenses from product development activities. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish commercial capabilities for any products that we may develop.
     Net cash provided by investing activities was $39.9 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, we sold 3.0 million shares of our Abgenix common stock, resulting in net proceeds of $65.4 million and had sales and maturities of investments of $86.9 million less short-term investment purchases of $111.1 million. Net cash provided in investing activities was $33.8 million for the nine months ended September 30, 2005 related to short-term investment sales and maturities of $125.0 million less purchases of $96.2 million and net proceeds of $6.9 million from the sale of 0.6 million shares of Abgenix common stock.
     Net cash provided by financing activities was $45.5 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, we received net proceeds of $20.1 million from the sale of 3.9 million shares of our common stock to Kingsbridge under our CEFF and net proceeds of $25.1 million from the sale of 5.8 million shares of our common stock under an underwritten public offering. Net cash provided in financing activities was $0.9 million for the nine months ended September 30, 2005, primarily related to our employee stock plans.
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
Off-Balance Sheet Arrangements
     As of September 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Recent Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of Interpretation 48 will have a material impact on our consolidated financial position, results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating whether the adoption of FAS 157 will have an impact on our consolidated financial position, results of operations or cash flows.
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
Interest Rate Sensitivity
Principal Amount by Expected Maturity and Average Interest Rate
(Dollars in thousands)

							Fair Value
					2010		Sept. 30,
As of September 30, 2006	2006	2007	2008	2009	Thereafter	Total	2006
Total Investment Securities Excluding Asset Backed	$107,589	$35,210	$603	$—	$—	$143,402	$143,420
Average Interest Rate	5.27%	5.41%	4.63%	—	—	5.30%	—
Asset Backed Securities(i)						$20,844	$20,846
Average Interest Rate						3.51%	—
Fixed Interest Rate Convertible Senior Notes	$3,021	$4,531	$4,531	$4,531	$153,307	$169,921	$119,013
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—

							Fair Value
					2010		December 31,
As of December 31, 2005	2006	2007	2008	2009	Thereafter	Total	2005
Total Investment Securities Excluding Asset Backed	$79,040	$9,661	$—	$—	$—	$88,701	$88,586
Average Interest Rate	3.27%	4.23%	—	—	—	3.38%	—
Asset Backed Securities(ii)						$25,761	$25,696
Average Interest Rate						4.08%	—
Fixed Interest Rate Convertible Senior Notes	$4,531	$4,531	$4,531	$4,531	$154,063	$172,187	$121,500
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—

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

Item 4. CONTROLS AND PROCEDURES
  Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
  Changes in Internal Controls over Financial Reporting
     There were no significant changes made to our internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Clinical trials are very costly and time-consuming, especially the typically larger Phase 3 clinical trials, such as the VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer. The VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer are our first Phase 3 clinical trials. We cannot exactly predict if and when any of our current clinical trials will be completed. Many factors affect patient enrollment in clinical trials, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new therapies approved for the conditions that we are investigating. In addition to delays in patient enrollment, other unforeseen developments, including delays in obtaining regulatory approvals to commence a study, delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites, manufacturing delays, lack of effectiveness during clinical trials, unforeseen safety issues, uncertain dosing issues, inability to monitor patients adequately during or after treatment, our or our investigators’ failure to comply with FDA or other health authority regulations governing clinical trials, and an inability or unwillingness of medical investigators to follow our clinical protocols, could prevent or delay completion of a clinical trial and increase our costs, which could also prevent or delay filing or approval of marketing applications and/or prevent or delay any eventual commercial sale of the therapy that is the subject of the trial. Each of our two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer involves a comparison to a Taxotere chemotherapy regimen, which is the currently approved standard of care for this patient group. However, there can be no assurance that this chemotherapy regimen will continue to be commonly used to treat these patients in the future. Should another chemotherapy regimen be shown to be more effective than the Taxotere chemotherapy regimen, we may need to conduct additional comparative clinical trials in the future.
We have not been profitable absent the gains on sales of Abgenix common stock and certain upfront or non-recurring license fees. We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.
     We have incurred an accumulated deficit since our inception. At September 30, 2006, our accumulated deficit was $361.6 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve profitability.
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
     In July 2005, the IRS issued to us a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses which we deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the appeals level. We had previously recorded a liability for this and other federal and state tax contingencies, including estimated interest expense. If we are unsuccessful in defending the tax filing positions that we have previously taken, then potentially our liability for federal and state tax contingencies could be significantly higher than the $34.6 million that we have recorded as of September 30, 2006.
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
     Our substantial indebtedness could adversely affect our financial condition.
     We have a significant amount of debt. As of September 30, 2006, we had approximately $145.0 million aggregate principal amount of outstanding convertible notes. Our substantial indebtedness may adversely impact our business, operations and financial condition in the future. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to the convertible notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to raise additional funds to fund future working capital, capital expenditures, research and development and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt;

•	limit our flexibility to react to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage to any of our competitors that have less debt; or

•	limit our ability to borrow additional funds.
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
     We have built our own manufacturing facility to operate according to the FDA’s current Good Manufacturing Practices (“cGMP”) regulations for the manufacture of products for clinical trials and to support the potential commercial launch of our GVAX cancer immunotherapy product candidates. We are under significant lease obligations for our manufacturing facility. We may be unable to establish and maintain our manufacturing facility for increased scale within our planned timelines and budget, which could have a material adverse effect on our product development and commercialization timelines. Our manufacturing facility will be subject to ongoing, periodic inspection by the FDA and other regulatory bodies to ensure compliance with cGMP. Our failure to follow and document our adherence to such cGMP regulations or satisfy other manufacturing and product release regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, may result in the termination or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. We have at times encountered and/or may in the future encounter problems with the following:
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
     Developing advanced manufacturing techniques and process controls is required to fully utilize our facility. The manufacturing techniques and process controls, as well as the product release specifications, required for our GVAX cancer immunotherapies and oncolytic virus therapies are more complex and less well-established than those required for other biopharmaceutical products, including small molecules, therapeutic proteins and monoclonal antibodies. We may not be able to develop these techniques and process controls in a timely manner, if at all, to manufacture and evaluate our products effectively to meet the demands of regulatory agencies, clinical testing and commercial production. Advances in manufacturing techniques may render our facility and equipment inadequate or obsolete.
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
     In order to produce our products in the quantities that we believe will be required to meet anticipated market demand, we will need to increase, or “scale up,” the production process by a significant factor over the current level of production. If we are unable to do so, are delayed, or if the cost of this scale up is not economically feasible for us, we may not be able to produce our products in a sufficient quantity to meet the requirements for product launch or future demand. Logistical arrangements for wide-spread distribution of our products for clinical and commercial purposes may prove to be impractical or prohibitively expensive, which could hinder our ability to commercialize our products.
We depend on clinical trial arrangements with public and private medical institutions to advance our technology, and the loss of these arrangements could impair the development of our products.
     We have arrangements with a number of public and private medical institutions, and individual investigators, for the conduct of human clinical trials for our GVAX cancer immunotherapy programs and oncolytic virus therapies. In some cases, trials may be conducted by institutions without our direct control or monitoring. The early termination of any of these clinical trial arrangements, the failure of these institutions to comply with the regulations and requirements governing clinical trials, or reliance upon results of trials that we have not directly conducted or monitored could hinder the progress of our clinical trial programs or our development programs. If any of these relationships are terminated, the clinical trials might not be completed, and the results might not be evaluable.
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
     We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. As of September 30, 2006, we had approximately 417 U.S. and foreign patents issued or granted to us or available to us based on licensing arrangements and approximately 311 U.S. and foreign applications pending in our name or available to us based on licensing arrangements. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or whether it will be invalidated. Also, depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if practicing our intellectual property infringes upon the rights of others.
Our intellectual property and freedom to operate may be challenged by others, which, if such a challenge were successful, could have a material adverse effect on our business, results of operations, financial condition and cash flow.
     The patent positions and proprietary rights of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. Our commercial success depends in part on not infringing the patents or proprietary rights of others, not breaching licenses granted to us and ensuring that we have the necessary freedom to operate and commercialize our products. We are aware of competing intellectual property relating to both our GVAX cancer immunotherapy and oncolytic virus therapy. While we believe we have freedom to operate for both of these programs and are aware of no issued patents that could prevent us from commercializing the products we are currently developing, others may challenge that position, and from time to time we have received communications from third parties claiming to have conflicting rights relating to components of our products. We periodically review the status of our products in development in response to these communications and more generally to ensure that we maintain freedom to operate with respect to all patents and proprietary rights of others. Nonetheless, if any such claim were successful, we could be required to obtain licenses to a third party’s technologies or biological or chemical reagents in order to market our products. Moreover, we may choose to voluntarily seek such a license in order to avoid the expense and uncertainty of fully defending our position. In either such event, such a license may not be available to us on acceptable terms or on any terms, and we may have to discontinue that portion of our business, or such third party may seek injunctive relief against us. The failure to license any technologies or biological or chemical reagents required to commercialize our technologies or products at reasonable cost may have a material adverse effect on our business, results of operations, financial condition and cash flow.
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
     We are currently involved in an interference proceeding related to one of our technologies. We have filed an appeal of the final decision from the USPTO relating to an interference proceeding pending since 1996 with Applied Research Systems Holding N.V. (“ARS”) concerning a patent and patent application related to gene activation technology. ARS has also appealed the decision. The result of the appeal is uncertain at this time. We are not currently involved in any other interference proceedings. Certain of our patents for gene activation technology have been denied in appeal proceedings in Europe, which adversely affects our ability to receive royalties on sales of products employing this technology under certain of our license agreements which can otherwise be terminated at the discretion of the licensee.
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
     Some competitors are pursuing product development strategies that are similar to ours, particularly with respect to our cancer immunotherapy and oncolytic virus therapy programs. Certain of these competitors’ products are in more advanced stages of product development and clinical trials. We compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors or in our projected timeline. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete.
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
     Our facilities have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power. Future blackouts could disrupt the operations of our facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could have a material adverse effect on our business. We are vulnerable to a major earthquake and other calamities. Most of our facilities are located in seismically active regions. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake and do not have a recovery plan for fire, earthquake, power loss, terrorist activity or similar disasters. We are unable to predict the effects of any such event, but the effects could be seriously harmful to our business.

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
     The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2003, our stock price has fluctuated between a high closing price of $15.93 on March 4, 2004 and a low closing price of $4.32 on August 11, 2006. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. The following factors, among others, may affect the prices of our common stock and notes:
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
     The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of an aggregate of 8.7 million shares or $75.0 million, subject to certain conditions and restrictions. As of September 30, 2006, 3.9 million shares had been purchased for net proceeds of $20.1 million. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement filed by us with the SEC; and the continued listing of our stock on the NASDAQ Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 trading days from the date Kingsbridge provides us notice of such material and adverse event. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.
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
     In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or FAS 123R, which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their values. We adopted FAS 123R on January 1, 2006, using the modified prospective method. As a result, we recorded $4.5 million of stock-based compensation expense in the nine months ended September 30, 2006. The adoption of FAS 123R had a material impact on our results of operations in the nine months ended September 30, 2006 and will in each subsequent period, although it will have no impact on our overall liquidity. We cannot reasonably estimate the future impact of FAS 123R because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value of share-based payments to employees and directors. The adoption of FAS 123R may affect the way we compensate our employees or may cause other changes in the way we conduct our business.

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
     There is considerable pressure to reduce the cost of biotechnology and pharmaceutical products. Reimbursement from government agencies, insurers and large health organizations may become more restricted in the future. Our potential products represent a new mode of therapy, and while the cost-benefit ratio of the products may be favorable, we expect that the costs associated with our products will be substantial. Our proposed products, if successfully developed, may not be considered cost-effective by third-party payers. Insurance coverage might not be provided by third-party payers at all or may be provided only after substantial delay. Even if such coverage is provided, the approved third-party payment amounts might not be sufficient to permit widespread acceptance of our products. Any such cost control initiatives could adversely affect our ability to commercialize our products, decrease the price that we would receive for products that are commercialized, if any, and may impede the ability of patients using our products to obtain reimbursement under their insurance programs.
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

Item 6. EXHIBITS

Exhibit
Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on November 3, 2006.

CELL GENESYS, INC.
By:	/s/ STEPHEN A. SHERWIN, M.D.
Stephen A. Sherwin, M.D.
Chairman of the Board and Chief Executive Officer

By:	/s/ SHARON E. TETLOW
Sharon E. Tetlow
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)