Form 10-K
period 2006-12-31
CELL GENESYS INC
filed 2007-03-01
CIK 865231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-19986

Cell Genesys, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3061375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

500 Forbes Blvd., South San Francisco, CA (Address of principal executive offices)	94080 (Zip Code)

(650) 266-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $.001 Par Value	The NASDAQ Stock Market LLC
Preferred Shares Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

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

As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter the approximate aggregate market value of shares held by non-affiliates of the Registrant (based on the closing sale price of shares on the NASDAQ Global Market on June 30, 2006) was $245.9 million. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2007, the number of outstanding shares of the Registrant’s Common Stock was 62,136,566.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

i

PART I

Statements made in this document other than statements of historical fact, including statements about us and our subsidiaries and the future of our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under Item 1A, “Risk Factors” below. We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2006 and other documents filed by us from time to time with the Securities and Exchange Commission.

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

Our lead program is our GVAX cell-based immunotherapy for cancer. We are conducting two Phase 3 clinical trials in prostate cancer and Phase 2 trials in each of pancreatic cancer and leukemia. We initiated our Phase 3 clinical trials for GVAX immunotherapy for prostate cancer in July 2004 and June 2005, each under a Special Protocol Assessment (SPA) with the United States Food and Drug Administration (FDA). In May 2006, we were granted Fast Track designation for GVAX immunotherapy for prostate cancer by the FDA. Fast Track designation can potentially facilitate development and expedite the review of Biologics License Applications (BLA). Over the past year we obtained encouraging clinical data from several of our GVAX programs including prostate cancer, pancreatic cancer and leukemia.

In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG (Novartis), we initiated a Phase 1 clinical trial of CG0070 in recurrent bladder cancer in April 2005. We expanded the CG0070 Phase 1 trial to evaluate escalating multiple-dose regimens in 2006. We also have other preclinical oncolytic virus therapy programs, including CG5757, which we are evaluating as potential therapies for multiple types of cancer.

Cell Genesys, Inc.® was incorporated in the State of Delaware in 1988. Our common stock trades on the NASDAQ Global Market under the symbol “CEGE.” Our principal executive offices are located at 500 Forbes Boulevard, South San Francisco, California 94080, and our phone number is (650) 266-3000. Our Internet home page is located at http://www.cellgenesys.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on or through our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

In 2001, we spun out central nervous system gene therapy technology into Ceregene, Inc., in which we now have a minority ownership position. Ceregene is continuing to develop gene therapies for the treatment of neurological disorders including Alzheimer’s disease, Parkinson’s disease and Amyotrophic Lateral Sclerosis (ALS), commonly known as “Lou Gehrig’s disease.”

In February 2003, our shelf registration statement was declared effective by the SEC under the Securities Act of 1933, as amended, which initially allowed us to offer up to $150.0 million of securities on short notice in one or more public offerings. We used this shelf registration in March 2004 to complete a public offering of 4.9 million shares of our common stock (including the entire over-allotment option), resulting in net proceeds of $57.2 million. In addition, we used this shelf registration in September 2006 to complete an underwritten public offering of 5.8 million shares of our common stock, resulting in net proceeds of $25.0 million. Up to $63.6 million may still be offered under the shelf registration.

In October and November 2004, we sold a total of $145.0 million aggregate principal amount of our 3.125% Convertible Senior Notes due 2011 in a private placement. We used the net proceeds to repay bank debt totaling $95.0 million, thereby eliminating restrictions on $60.0 million of cash.

In March 2006, we entered into a Committed Equity Financing Facility, (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 8.7 million shares of our common stock or an aggregate of $75.0 million during the next three years. In conjunction with our CEFF, we issued Kingsbridge a warrant to purchase 375,000 shares of our common stock at a price of $9.12 per share. During the year ended December 31, 2006, we received net proceeds of $27.9 million from the sale of 6.3 million shares of common stock to Kingsbridge. At December 31, 2006, we were in the middle of a drawdown under this CEFF and as such, as of December 31, 2006, we were obligated to deliver 0.4 million shares of common stock to Kingsbridge, and Kingsbridge was obligated to pay us $1.2 million for the shares purchased by Kingsbridge but not yet settled under this drawdown. On January 5, 2007, settlement of this drawdown was completed. In January 2007, we sold the remaining 2.0 million shares of common stock under this CEFF for net proceeds of $5.9 million. Since inception of this CEFF, we received cumulative net proceeds of $35.0 million from the sale of 8.7 million shares of our common stock.

In February 2007, we entered into a new CEFF with Kingsbridge. See Note 14, “Subsequent Events” included under Item 8 of this Annual Report on Form 10-K for further information.

We ended 2006 with approximately $154.1 million in cash, cash equivalents and short-term investments, including approximately $2.9 million of restricted cash and investments. We have maintained our financial position through strategic management of our resources and by relying on funding from various corporate collaborations and licensing agreements.

A major portion of our operating expenses to date is related to the research and development of our GVAX cancer immunotherapy and oncolytic virus therapy programs. During 2006, 2005, and 2004, our research and development expenses were $96.3 million, $92.4 million and $92.1 million, respectively. We expect that our research and development expenditures and headcount will likely continue to increase in future years to support expanded, more advanced and more numerous clinical trials and additional product development activities. We intend to maintain our strong commitment to research and development as an essential component of our oncology product development effort involving biological therapies for cancer and may also license additional potential products from outside parties.

  Our Clinical Pipeline

Product Candidates	Targeted Indication	Status	Commercialization Rights

GVAX Cancer Immunotherapies:
Prostate Cancer	Prostate cancer (hormone- refractory metastatic disease)	Phase 3	Cell Genesys
Pancreatic Cancer	Resectable pancreatic cancer	Phase 2	Cell Genesys
Leukemia	Acute myelogenous leukemia	Phase 2	Cell Genesys
	Chronic myelogenous leukemia	Phase 2	Cell Genesys
Oncolytic Virus Therapy:
CG0070	Recurrent bladder cancer	Phase 1	Cell Genesys/Novartis

  Our GVAXtm Cancer Immunotherapy Program

Our GVAX immunotherapies are cancer treatments designed to stimulate the patient’s immune system to effectively fight cancer. GVAX cancer immunotherapies are comprised of tumor cells that are genetically modified to secrete an immune-stimulating cytokine known as granulocyte-macrophage colony-stimulating factor, or GM-CSF, and are then irradiated for safety. Since GVAX cancer immunotherapies consist of whole tumor cells, the cancer patient’s immune system can be activated against multiple tumor cell components (antigens), potentially resulting in greater clinical benefit than if the immunotherapy consisted of only a single tumor cell component. Additionally, the secretion of GM-CSF by the modified tumor cells can greatly enhance the immune response by recruiting and activating dendritic cells at the injection site, a critical step in the optimal response by the immune system to any immunotherapy product. The antitumor immune response which occurs throughout the body following administration of a GVAX product can potentially result in the destruction of tumor cells that persist or recur following surgery, radiation therapy or chemotherapy treatment.

More than 600 patients have received our GVAX cancer immunotherapies in multiple Phase 1 and 2 clinical trials to date, and the immunotherapies have been shown to have a favorable side effect profile that avoids many of the toxicities associated with conventional cancer therapies. GVAX cancer immunotherapies can be conveniently administered in an outpatient setting as an injection into the skin, a site where immune cells, including in particular dendritic cells, can be optimally accessed and activated. Our GVAX cancer immunotherapies are being tested as non patient-specific, or allogeneic, products. We intend to develop these immunotherapies as “off-the-shelf” pharmaceutical products.

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

We have completed five Phase 1 and Phase 2 clinical trials of our GVAX immunotherapy for prostate cancer in approximately 200 patients with various stages of recurrent prostate cancer, and the immunotherapy has had a favorable safety profile in each trial. These clinical trials include two Phase 2 clinical trials in hormone-refractory prostate cancer patients with radiologic evidence of metastatic (spreading) disease (“metastatic HRPC”), which is the target population for our current Phase 3 trials. These trials were designed to evaluate the safety and efficacy of the immunotherapy, as well as treatment regimens for Phase 3 clinical trials.

In September 2002, we reported final data from our first Phase 2 multicenter clinical trial of the prostate cancer immunotherapy in metastatic HRPC. Thirty-four patients were entered in the trial and were assigned to receive either low dose (24 patients) or high dose (10 patients) of the immunotherapy treatment as their only cancer therapy for up to a six-month period. The combined median survival for both dose groups was 26.2 months. This result compares favorably to the previously published median survival for Taxotere® (docetaxel) chemotherapy in combination with prednisone. This Taxotere treatment regimen is approved by the FDA for the treatment of patients with this stage of prostate cancer and is now the currently approved standard of care. Our ongoing Phase 3 program is designed to confirm this potential survival benefit for GVAX immunotherapy for prostate cancer.

Updated data from the second Phase 2 clinical trial were presented at the February 2006 American Society of Clinical Oncology (ASCO) Symposium for Prostate Cancer. The fully enrolled study includes 80 HRPC patients with evidence of metastasis to the bone and other sites. Patients enrolled in this Phase 2 clinical trial, which evaluated escalating doses of the cancer immunotherapy, were monitored for safety and for evidence of clinical activity induced by the immunotherapy. The results to date for the 22 patients who were treated with a dose comparable to that being employed in our ongoing Phase 3 trials indicate that the median survival has not yet been reached for these 22 patients, and the estimated Kaplan-Meier median survival is expected to meet or exceed 29.1 months based on the patients still in follow-up. Four patients have withdrawn consent to further follow-up and thus were censored in the analysis.

Data from a Phase 1 clinical trial of GVAX immunotherapy for prostate cancer, administered in combination with ipilimumab (MDX-010), a fully human antibody to CTLA-4 being jointly developed by Medarex and Bristol-Myers Squibb were presented at the February 2007 ASCO Prostate Cancer Symposium. Twelve patients with advanced prostate cancer have completed treatment to date, including six patients who received the combination therapy at the therapeutic doses currently being evaluated in both GVAX and ipilimumab Phase 3 clinical trials. Antitumor activity was observed in five of these six patients, including greater than 50% reductions in prostate-specific antigen (PSA) levels that were maintained in four of these patients for at least six months with two patients having greater than 95% reductions. Moreover, clinical evidence of antitumor activity was observed in three of the five PSA responders. All five patients with PSA declines experienced immune-mediated endocrine deficiencies which were similar in type to those previously reported for ipilimumab and were successfully treated with standard hormone replacement therapy. This dose-escalation combination trial is currently expected to enroll a total of approximately 25 to 30 patients.

We are conducting two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer in metastatic HRPC. The first Phase 3 clinical trial (VITAL-1) commenced in July 2004 and compares GVAX immunotherapy for prostate cancer to Taxotere chemotherapy administered with prednisone in metastatic HRPC patients who are asymptomatic with respect to cancer-related pain. The VITAL-1 trial is designed to demonstrate superior survival in the patients receiving GVAX cancer immunotherapy compared to patients receiving Taxotere plus predinsone therapy and is expected to enroll a total of 600 patients. The second Phase 3 clinical trial, referred to as the VITAL-2 trial, commenced in June 2005 and compares GVAX immunotherapy for prostate cancer plus Taxotere chemotherapy to Taxotere chemotherapy plus prednisone with respect to a survival benefit in metastatic HRPC patients with cancer-related pain. We expect to enroll approximately 600 patients in the VITAL-2 trial. VITAL-1 and VITAL-2 are both being conducted in the United States, Canada and Europe.

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

We were granted Fast Track designation for GVAX immunotherapy for prostate cancer by the FDA in May 2006. Fast track designation, which was mandated by the FDA Modernization Act of 1997, can potentially facilitate development and expedite the review of Biologics License Applications (BLAs). Fast track designation is reserved for products that demonstrate the potential to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for that condition.

  GVAX Immunotherapy for Pancreatic Cancer

Our GVAX immunotherapy for pancreatic cancer is a non patient-specific product. A Phase 2 clinical trial of GVAX immunotherapy for pancreatic cancer is currently being conducted by the Sidney Kimmel Comprehensive

Cancer Center at Johns Hopkins in 60 patients with resectable pancreatic cancer who received the immunotherapy after surgical resection of their tumor and standard adjuvant radiation and chemotherapy. We reported updated results from this trial at the January 2007 ASCO Gastrointestinal Cancers Symposium that showed a median survival of 26.8 months. This compares favorably with published historical data from multiple single-arm and randomized studies in patients undergoing pancreatic cancer surgery and adjuvant therapy for whom the median survival has been reported to be in the range of 17 to 22 months, including the most recently reported results for gemcitabine chemotherapy.

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

  GVAX Cancer Immunotherapy for Leukemia

Our GVAX cancer immunotherapy for leukemia is a non patient-specific GVAX cancer immunotherapy product. Clinical trials are being conducted evaluating this GVAX cancer immunotherapy administered after initial chemotherapy pre- and post-hematopoietic stem cell transplantation in patients with newly-diagnosed acute myelogenous leukemia (AML) and after treatment with Gleevec® (imatinib mesylate) for more than one year in patients with chronic myelogenous leukemia (CML). The goal of GVAX immunotherapy in these settings is to reduce or eliminate residual disease after standard chemotherapy or Gleevec therapy.

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

Findings from a Phase 2 clinical trial in CML of GVAX immunotherapy for leukemia were presented at the June 2006 ASCO meeting. The trial was conducted by the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins. In this trial, a total of 19 CML patients with molecular evidence of persistent leukemia following at least one year of Gleevec® (imatinib mesylate) therapy were treated with GVAX immunotherapy while continuing to receive Gleevec. Updated results showed that the addition of GVAX immunotherapy to Gleevec therapy reduced persistent leukemic disease in 10 of 19 patients as demonstrated by a complete disappearance (five patients) or a greater than one log (90%) reduction (five patients) in bcr-abl, which is a validated genetic marker found on the leukemic cells. Reductions of bcr-abl have been previously shown to be strongly associated with improved progression-free survival in CML patients treated with Gleevec. The responses were ongoing in all but one of the ten responders, with a median follow-up from treatment initiation of 14 months. Of the remaining nine patients, only one patient has developed cytogenetic progression on therapy. Treatment with GVAX immunotherapy for leukemia was well tolerated.

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

  CG0070 Oncolytic Virus Therapy for Recurrent Bladder Cancer

CG0070, an oncolytic virus therapy with specificity for multiple cancers, has been evaluated in numerous preclinical studies. CG0070 is the first “armed” oncolytic virus therapy developed by Cell Genesys, so-named because it has been engineered to secrete GM-CSF, an immune-stimulating hormone, which also serves as the adjuvant in our GVAX cancer immunotherapy platform. As a result, CG0070 can potentially destroy cancer cells by two different mechanisms: direct cell-killing by the virus and immune-mediated cell-killing stimulated by GM-CSF. In early 2005, we announced that an Investigational New Drug (IND) application filed with the FDA for CG0070 had become effective. We initiated a Phase 1 clinical trial in patients with recurrent bladder cancer in April 2005. In July 2006, we announced that enrollment has been opened for an expanded multi-center Phase 1 clinical trial of CG0070 to evaluate escalating multiple-dose regimens of CG0070 and to include up to 45 additional patients who have failed previous therapy with Bacillus Calmette-Guerin (BCG), the current standard therapy for recurrent bladder cancer. The expansion of the trial from single-dose to multiple-dose regimens was prompted by data reported for the single-dose trial at the May 2006 meeting of the American Urological Association including a complete anti-tumor response at follow-up cystoscopy at approximately three months in three of the nine patients evaluable to date. The duration of the complete responses after just a single administration of CG0070 were 6, 9, and 3+ months respectively. Treatment was generally tolerable and the majority of treatment-related side effects were local bladder toxicities.

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

Once approved, regulatory agencies may withdraw the product approval if compliance with pre- and/or post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, they may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of an approved product, and may limit further marketing of the product based on the results of these post-market studies. The FDA and other foreign regulatory agencies have broad post-market regulatory and enforcement powers, including the ability to levy fines and penalties, suspend or delay issuance of approvals, seize or recall products, or withdraw approvals.

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

With respect to both pre- and post-market product advertising and promotion, the FDA and similar foreign agencies impose a number of complex regulations on entities that advertise and promote pharmaceuticals and biologics, which include, among other things, standards and regulations relating to direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. These agencies have very broad enforcement authority and failure to abide by these regulations can result in penalties including the issuance of a warning letter directing the entity to correct deviations from requisite standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA or relevant foreign agencies, and foreign, state and federal civil and criminal investigations and prosecutions.

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

  Medarex, Inc.

In May 2003, we entered into a research and development collaboration with Medarex, Inc. to evaluate combination therapy with our GVAX immunotherapy for prostate cancer and Medarex’s anti-CTLA-4 antibody (“ipilimumab”). Preclinical studies indicate that ipilimumab may enhance the activity of GVAX cancer immunotherapies. We initiated a Phase 1 trial of this combination therapy in September 2004. Data from the Phase 1 clinical trial were presented at the February 2007 ASCO Prostate Cancer Symposium. Twelve patients with advanced prostate cancer have completed treatment to date, including six patients who received the combination therapy at the therapeutic doses currently being evaluated in both GVAX and ipilimumab Phase 3 clinical trials. Antitumor activity was observed in five of the six patients, including greater than 50% reductions in prostate-specific antigen (PSA) levels that were maintained in four of these patients for at least six months with two patients having greater than 95% reductions. Moreover, clinical evidence of antitumor activity was observed in three of the five PSA responders. All five patients with PSA partial responses experienced immune-mediated endocrine deficiencies which were similar in type to those previously reported for ipilimumab and were successfully treated with standard hormone replacement therapy. This dose-escalation combination trial is currently expected to enroll a total of approximately 25 to 30 patients. Under the research and development collaboration agreement, both companies will share the cost of this clinical trial equally.

  Amgen, Inc.

In November 1997, we entered into a gene therapy rights agreement with Abgenix, Inc., a former subsidiary of Cell Genesys, which was acquired by Amgen, Inc. in 2006. The agreement provides us with certain rights to utilize Amgen’s XenoMouse® technology in the field of gene therapy. The agreement expires in 2016.

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

Patents and Trade Secrets

The patent positions and proprietary rights of pharmaceutical and biotechnology firms, including Cell Genesys, are generally uncertain and involve complex legal and factual questions. As of December 31, 2006 we had approximately 412 U.S. and foreign patents issued or granted to us or available to us based on licensing arrangements and approximately 305 U.S. and foreign applications pending in our name or available to us based on licensing arrangements. We are currently prosecuting our patent applications, but we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will not be invalidated.

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

We are currently involved in an interference proceeding related to gene activation technology. We have filed an appeal of the final decision from the USPTO relating to an interference proceeding pending since 1996 with Applied Research Systems Holding N.V. (ARS) concerning a patent and patent application involving the technology. ARS has also appealed the decision. The result of the appeal is uncertain at this time. We are not currently involved in any other interference proceedings. We may be involved in other interference and/or opposition proceedings in the future. Consequently, we may be required to obtain a license from the prevailing party in order to continue the portion of our business that relates to the proceeding. Such license may not be available to us on acceptable terms or on any terms and we may have to discontinue that portion of our business. We believe there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

Competition

We face substantial competition in the development of products for cancer and other diseases. This competition, from other manufacturers of the same types of products and from manufacturers of different types of products designed for the same uses, is expected to continue in both U.S. and international markets. Cancer immunotherapies and oncolytic virus therapies, our two primary focus areas, are rapidly evolving areas in the biotechnology industry and are expected to undergo many changes in the coming years as a result of technological advances. We are currently aware of a number of groups that are developing cancer immunotherapies and oncolytic virus therapies including early-stage and established biotechnology companies, pharmaceutical companies, academic institutions, government agencies and research institutions. Examples in the cancer immunotherapy area include Dendreon Corporation, which has completed Phase 3 trials in prostate cancer and filed a BLA with the FDA, and Therion Biologics Corporation and Onyvax Ltd., which have commenced Phase 2 trials in prostate cancer, and also Antigenics, Inc., Genitope Corporation, Biomira, Inc. and Favrille, Inc. which are developing immunotherapy products for other types of cancers. We face competition from these groups in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. It is possible that our competitors could achieve earlier market commercialization, could have superior patent protection, or could have safer, more effective or more cost-effective products. These factors could render our potential products less competitive, which could have a material adverse effect on our business.

Human Resources

As of December 31, 2006, we employed 296 people, of whom 21 hold Ph.D. degrees and 6 hold M.D. degrees. Approximately 248 employees are engaged in research, development and manufacturing operations, and 48 employees support business development, intellectual property, finance and other administrative functions. Many of our management have had prior product development experience in the biotechnology and pharmaceutical industries.

Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that our employee relations are good.

Executive Officers

Our executive officers and their ages as of March 1, 2007, are as follows:

Name	Age	Position

Stephen A. Sherwin, M.D.	58	Chairman of the Board and Chief Executive Officer
Sharon E. Tetlow	47	Senior Vice President and Chief Financial Officer
Robert J. Dow, MBChB	56	Senior Vice President, Medical Affairs and Chief Medical Officer
Carol C. Grundfest	52	Senior Vice President, Regulatory Affairs and Portfolio Management
Christine B. McKinley	53	Senior Vice President, Human Resources
Michael W. Ramsay	50	Senior Vice President, Operations
Robert H. Tidwell	63	Senior Vice President, Corporate Development
Peter K. Working, Ph.D.	58	Senior Vice President, Research and Development
Marc L. Belsky	51	Vice President, Finance and Chief Accounting Officer
Kristen M. Hege, M.D.	43	Vice President, Clinical Research

Dr. Sherwin, chairman of the board and chief executive officer, joined Cell Genesys in March 1990. Dr. Sherwin has served as chief executive officer since inception, and in March 1994 he was elected to the additional position of chairman of the Board of Directors. From 1983 to 1990, Dr. Sherwin held various positions at Genentech, Inc., a biotechnology company, most recently as vice president of clinical research. Prior to 1983, Dr. Sherwin was on the staff of the National Cancer Institute. Dr. Sherwin currently serves as the chairman of the board of Ceregene, Inc., a former subsidiary of Cell Genesys, which he co-founded in 2001. Dr. Sherwin was also a co-founder of Abgenix, Inc, a former subsidiary of Cell Genesys. He is also a director of Neurocrine Biosciences, Inc. and Rigel Pharmaceuticals, Inc. Dr. Sherwin, who also serves as a board member, chair of the emerging companies section and treasurer of the Biotechnology Industry Organization, holds a B.A. in biology from Yale University, an M.D. from Harvard Medical School and is board-certified in internal medicine and medical oncology.

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

Dr. Dow, senior vice president, medical affairs and chief medical officer, joined Cell Genesys in March 2005. Prior to joining Cell Genesys, from 2002 to 2005, Dr. Dow served as chief executive officer at Biolitec Pharma ltd, a UK biotechnology company wholly-owned by Biolitec AG of Germany. From 1997 to 2002, Dr. Dow held senior executive positions with Quantanova and Scotia Holdings, plc. From 1995 to 1997, Dr. Dow was Head of Global Drug Development with Hoffmann-La Roche, and from 1982 to 1995 he held senior executive positions in drug development with Syntex Corporation. Dr. Dow holds a B.Sc. in Medical Science from the University of St. Andrews and his medical qualification, an MBChB degree, from the University of Dundee in Scotland. He also is a Fellow of the Royal College of Physicians of Edinburgh.

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

Mr. Belsky, vice president, finance and chief accounting officer, joined Cell Genesys in December 2006. Prior to joining Cell Genesys, Mr. Belsky served as vice president, Global Visa Commerce from 2005 to 2006, for Visa International. Mr. Belsky held senior management positions in other companies including chief financial officer at Active Aero Group from 2003 to 2005 and DataWave Systems, Inc. from 2001 to 2003, as well as senior finance and banking positions at Michigan National Corporation from 1986 to 2001. Mr. Belsky started his career as an auditor with Coopers & Lybrand. Mr. Belsky is a certified public accountant, a certified treasury professional, and received an M.B.A. from the University of Michigan and a B.S. in accounting from Wayne State University.

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

Medical Advisory Board

We have established a Medical Advisory Board that includes several prominent leaders in the field of oncology. As of December 31, 2006, the board consisted of the following individuals:

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

We have not been profitable absent the gains on sales of stock in Abgenix, our former subsidiary, and certain up-front or non-recurring license fees. We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.

We have incurred an accumulated deficit since our inception. At December 31, 2006 our accumulated deficit was $391.8 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve profitability.

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

In July 2005, the IRS issued to us a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses which we deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the appeals level. We are currently negotiating with the IRS for a conclusion to this matter. We had previously recorded a liability for this and other federal and state tax contingencies, including estimated interest expense. If we are unsuccessful in our negotiations with the IRS, then potentially our liability for our various federal and state tax contingencies could be significantly higher than the $35.4 million that we have recorded as of December 31, 2006.

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

We have a significant amount of debt. As of December 31, 2006, we had approximately $145.0 million aggregate principal amount of outstanding convertible notes. Our substantial indebtedness may adversely impact our business, operations and financial condition in the future. For example, it could:

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

We plan to use potential future operating losses and our federal and state net operating loss carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use net operating loss carryforwards could be limited as a result of potential future issuances of equity securities.

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations, corporate collaborations or, in the case of fiscal 2006, from the sale of Abgenix common stock. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. However, our use of federal net operating loss carryforwards could be limited in the future by the provisions of Section 382 of the Internal Revenue Code depending upon the timing and amount of additional equity securities that we might potentially issue. State net operating loss carryforwards may be similarly limited.

Our ability to manufacture our products is uncertain, which may delay or impair our ability to develop, test and commercialize our products.

We have built our own manufacturing facility to operate according to current Good Manufacturing Practices (“cGMP”) regulations for the manufacture of products for clinical trials and to support the potential commercial launch of our GVAX cancer immunotherapy product candidates. We are under significant lease obligations for our manufacturing facility. We may be unable to establish and maintain our manufacturing facility for increased scale within our planned timelines and budget, which could have a material adverse effect on our product development and commercialization timelines. Our manufacturing facility will be subject to ongoing, periodic inspection by the FDA and other regulatory bodies to ensure compliance with cGMP. Our failure to follow and document our adherence to such cGMP regulations or satisfy other manufacturing and product release regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, may result in the termination or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. We have at times encountered and/or may in the future encounter problems with the following:

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

We depend on clinical trial arrangements with public and private medical institutions and clinical research organizations to advance our technology, and the loss of these arrangements could impair the development of our products.

We have arrangements with a number of public and private medical institutions, clinical research organizations, and individual investigators, for the conduct of human clinical trials for our GVAX cancer immunotherapy programs and oncolytic virus therapies. In some cases, trials may be conducted by institutions without our direct control or monitoring. The early termination of any of these clinical trial arrangements, the failure of these institutions to comply with the regulations and requirements governing clinical trials, or reliance upon results of trials that we have not directly conducted or monitored could hinder the progress of our clinical trial programs or our development programs. If any of these relationships are terminated, the clinical trials might not be completed, and the results might not be evaluable.

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

We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. As of December 31, 2006, we had approximately 412 U.S. and foreign patents issued or granted to us or available to us based on licensing arrangements and approximately 305 U.S. and foreign applications pending in our name or available to us based on licensing arrangements. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or whether it will be invalidated. Also, depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if practicing our intellectual property infringes upon the rights of others.

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

We are currently involved in an interference proceeding related to gene activation technology. We have filed an appeal of the final decision from the USPTO relating to an interference proceeding pending since 1996 with Applied Research Systems Holding N.V. (ARS) concerning a patent and patent application involving the technology. ARS has also appealed the decision. The result of the appeal is uncertain at this time. We are not currently involved in any other interference proceedings. Certain of our patents for gene activation technology have been denied in appeal proceedings in Europe, which adversely affects our ability to receive royalties on sales of products employing this technology under certain of our license agreements which can otherwise be terminated at the discretion of the licensee.

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

We require our employees and consultants to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed by or made known to an individual during the course of the employment or consulting relationship generally must be kept confidential. In the case of employees, the agreements provide that all inventions relating to our business conceived by the employee while employed by us are our exclusive property. While we use reasonable business practices to protect our confidential information these agreements and other measures may not provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

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

Some competitors are pursuing product development strategies that are similar to ours, particularly with respect to our cancer immunotherapy and oncolytic virus therapy programs. Certain of these competitors’ products are in more advanced stages of product development, clinical trials and regulatory filings. We compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors or in our projected timeline. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete.

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

Insurance coverage is increasingly more difficult and costly to obtain or maintain.

While we currently have a certain amount of insurance to minimize our direct exposure to certain business risks, premiums are generally increasing and coverage is narrowing in scope. As a result, we may be required to assume more risk in the future or make significant expenditures to maintain our current levels of insurance. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. Furthermore, any claims made on our insurance policies may affect our ability to obtain or maintain insurance coverage at reasonable costs, if at all.

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

Most of the materials which we purchase for use in our manufacturing operations are subject to a supplier qualification program. In the event that we or the supplier deems the proffered material or the supplier is no longer appropriate to support our cGMP operations, we may face significant additional expenses to find and qualify alternate materials and/or suppliers. Depending on the magnitude of the potential difference between materials and/or suppliers currently used and alternate materials and/or suppliers which may be identified, there is no guarantee that FDA or other health authorities will deem the alternative materials and/or suppliers to be comparable, which may require us to perform additional and/or extended clinical studies and could delay product approval.

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

The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2003, our stock price has fluctuated between a high closing price of $15.93 on March 4, 2004 and a low closing price of $3.06 on January 10, 2007. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. The following factors, among others, may affect the prices of our common stock and notes:

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

Effective internal controls are necessary for us to provide reliable financial reports, maintain investor confidence and prevent fraud. As our operations have grown, as well as part of our examination of our internal systems in response to Sarbanes-Oxley requirements, we have discovered in the past, and may in the future discover, areas of our internal controls that could be improved. None of these issues have risen to the level that we were unable to attest to the effectiveness of our internal controls when we were required to do so. During fiscal 2006, we took additional steps to improve our internal controls. Although we believe that all of these efforts have strengthened our internal controls, we continue to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The Committed Equity Financing Facility (“CEFF”) that we entered into with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge, and may result in dilution to our stockholders.

The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of an aggregate of approximately 11.6 million shares or $75 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement filed by us with the SEC; and the continued listing of our stock on the NASDAQ Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it obtains actual knowledge that a material and adverse event has occurred affecting our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.

We are entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the registration statement filed by us with the SEC and prohibit Kingsbridge from selling shares. If we deliver a blackout notice in the 30 calendar days following the settlement of a draw down, or if the registration statement is not effective in circumstances not permitted by the agreement, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares held by Kingsbridge (exclusive of shares that Kingsbridge may hold pursuant to exercise of the Kingsbridge warrant) and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the registration statement, the blackout or other payment could be significant.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or FAS 123R, which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their values. We adopted FAS 123R on January 1, 2006, using the modified prospective method. As a result, we recorded $5.9 million of stock-based compensation expense in the year ended December 31, 2006. The adoption of FAS 123R had a material impact on our results of operations in the year ended December 31, 2006 and will in each subsequent period, although it will have no impact on our overall liquidity. We cannot reasonably estimate the future impact of FAS 123R because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value of share-based payments to employees and directors. The adoption of FAS 123R may affect the way we compensate our employees or may cause other changes in the way we conduct our business.

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

On February 6, 2007, we filed a Current Report on Form 8-K announcing a vote of our common stockholders, which Form 8-K is incorporated by reference herein.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol “CEGE.” The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported by the NASDAQ Global Market. We did not declare or pay any cash dividends with respect to our common stock during any of the periods indicated below.

Year Ended December 31, 2006:	High	Low

First Quarter	$7.98	$5.36
Second Quarter	7.79	4.92
Third Quarter	5.24	4.32
Fourth Quarter	4.69	3.39

Year Ended December 31, 2005:	High	Low

First Quarter	$7.76	$4.53
Second Quarter	6.48	4.50
Third Quarter	6.53	5.36
Fourth Quarter	6.52	4.48

As of January 31, 2007, there were approximately 640 holders of record and approximately 25,000 beneficial holders of our common stock. On February 28, 2007, the last reported sales price on the NASDAQ Global Market for our common stock was $3.24. The market for our common stock is highly volatile.

We did not repurchase any shares of our equity securities during the year ended December 31, 2006.

STOCKHOLDER RETURN COMPARISON

The following graph shows the total stockholder return of an investment of $100 cash on December 31, 2001 for (i) our common stock, (ii) the NASDAQ Global Market — US Index and (iii) the NASDAQ Biotechnology Index. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Performance Measurement Comparison

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2006		2005	2004	2003	2002
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue	$1,364		$4,584	$11,458	$18,128	$39,141
Total operating expenses	114,387	*	111,097	110,061	111,276	95,649
Gain on sale of Abgenix, Inc. common stock	62,677		55,123	12,160	12,638	2,246
Net loss	(82,929	)*	(64,939)	(97,411)	(56,406)	(26,599)
Net loss attributed to common stockholders	(82,929	)*	(64,943)	(97,511)	(56,636)	(27,301)
Basic and diluted net loss per common share	(1.67	)*	(1.43)	(2.23)	(1.48)	(0.76)

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments, including restricted cash and investments	$154,074	$129,139	$174,227	$158,917	$165,670
Total assets	291,167	366,975	435,139	460,502	419,197
Total current liabilities	51,314	69,385	77,923	94,296	76,353
Long-term obligations, excluding current portion	51,326	52,093	51,013	146,634	104,064
Convertible senior notes	145,000	145,000	145,000	—	—
Redeemable convertible preferred stock	—	—	1,897	2,706	7,632
Accumulated deficit	(391,841)	(308,912)	(243,973)	(146,562)	(90,156)
Stockholders’ equity	43,527	100,497	159,306	216,866	231,148

*	As discussed in Note 1, “Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K, effective January 1, 2006, we changed our method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under Item 1A, “Risk Factors” above. We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2006 and other documents filed by us from time to time with the Securities and Exchange Commission.

Overview

We are a biotechnology company focused on the development and commercialization of novel biological therapies for patients with cancer. We are currently developing cell-based cancer immunotherapies and oncolytic virus therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been modified to impart disease-fighting characteristics that are not found in conventional chemotherapeutic agents. As part of our GVAXtm cancer immunotherapy programs, we are conducting two Phase 3 clinical trials in prostate cancer and Phase 2 trials in each of pancreatic cancer and leukemia. We initiated our Phase 3 clinical trials for GVAX immunotherapy for prostate cancer in July 2004 and June 2005, each under a Special Protocol Assessment (SPA) with the United States Food and Drug Administration (FDA). In May 2006, we were granted Fast Track designation for GVAX immunotherapy for prostate cancer by the FDA. Fast Track designation can potentially facilitate development and expedite the review of BLA’s. In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG, we are conducting a multiple dose Phase 1 clinical trial of CG0070 in recurrent bladder cancer. We also have other preclinical oncolytic virus therapy programs, including CG5757, evaluating potential therapies for multiple types of cancer.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and related disclosures, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. We consider certain accounting policies related to revenue recognition, income taxes and stock-based compensation to be critical accounting policies.

Revenue recognition

Our revenues are derived principally from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically includes up-front payments, cost reimbursements, milestone payments and license fees. We evaluate whether the delivered element under these arrangements has value to our customer on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria are treated as one unit of accounting for the purposes of revenue recognition.

Up-front payments:  Up-front payments from our research collaborations include payments for technology transfer and access rights. Non-refundable up-front license fees and other payments under collaboration agreements where we continue involvement throughout development are deferred and recognized on a straight-line or ratable method, unless we determine that another methodology is more appropriate. During 2005 and 2004, we recognized revenue from a non-refundable up-front payment under our global alliance with Novartis AG for the development of certain oncolytic virus therapies based upon when the underlying development expenses were incurred, rather than a ratable method, as we determined that the expense method was more appropriate for this agreement. The revenues recorded under the Novartis AG alliance approximated the related development expenses that were incurred in the respective periods. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

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

We establish accruals for tax contingencies when we believe that certain tax positions may be challenged and that our positions may not be fully sustained. We adjust our tax contingency accruals in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. In July 2005, the IRS issued to us a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses which were deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the appeals level. We are currently negotiating with the IRS for a conclusion to this matter. We had previously recorded a liability of $32.6 million for this and other federal and state tax contingencies, including estimated interest expense, at December 31, 2005, and during the year ended December 31, 2006, we accrued an additional $2.8 million of interest related to these tax contingencies.

The nature of these tax matters is uncertain and subject to change. As a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the outcome of these matters. If we are unsuccessful in defending the tax filing positions that were previously taken, then potentially the liability for federal and state tax contingencies could be significantly higher than the $35.4 million that has been recorded as of December 31, 2006. An outcome of such matters different than previously estimated could materially impact our financial position or results of operations in the year of resolution.

Income tax benefits previously recorded have been based on a determination of deferred tax assets and liabilities and any valuation allowances that might be required against these deferred tax assets. We record a valuation allowance to reduce deferred tax assets to the amounts that are more likely than not to be realized. We considered anticipated future taxable income, and potential tax planning strategies in assessing the need for valuation allowances. Certain of these determinations require judgment on the part of management. If we determine that we will be able to realize deferred tax assets in the future in excess of the carrying value of our net deferred tax assets, adjustments to the deferred tax assets will increase income by reducing tax expense in the period that such determination is reached. Likewise, if we determine that it will not be able to realize all or part of the carrying value of its net deferred tax assets in the future, adjustments to the deferred tax assets will decrease income by increasing tax expense in the period that such determination is reached. Significant estimates are required in determining our income tax benefits. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws and regulations, our future levels of spending for research and development, and changes in our overall level of pre-tax earnings or losses.

Stock-based compensation

Prior to 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25. Beginning January 1, 2006, we accounted for employee stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Under the provisions of FAS 123R, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option valuation model, which requires the use of certain subjective assumptions. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including forfeitures), post-vesting termination patterns and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.

FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in fiscal 2006, we recognized $5.9 million of stock-based compensation as part of our operating expenses with an allocation of $4.6 million and $1.3 million, respectively, to research and development and to general and administrative expenses. We adopted FAS 123R on a modified prospective basis. The allocation of employee stock-based compensation costs to each operating expense line is estimated based on specific employee headcount information at each grant date and revised, if necessary, in future periods if actual employee headcount information differs materially from those estimates. As a result, the amount of employee stock-based compensation costs we record in future periods in each operating expense line may differ significantly from what we have recorded in the current period. As of December 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $7.2 million, which is expected to be allocated to expense over a weighted-average period of 27 months. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during fiscal years 2005 or 2004.

See Note 1, “Organization and Summary of Significant Accounting Policies”and Note 9, “Stockholder’s Equity and Stock-Based Compensation” of Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for further information.

Recently issued accounting standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This statement became effective for us on January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts, as applicable. We are currently evaluating the impact that the adoption of FIN 48 will have on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting FAS 157 on our consolidated financial statements.

Results of Operations

Revenue

Revenues were $1.4 million in 2006 compared to $4.6 million in 2005 and $11.5 million in 2004, as shown in the following table (in thousands):

	2006	2005	2004

Novartis AG	$—	$2,031	$5,846
sanofi-aventis Group	1,000	2,000	3,173
Transkaryotic Therapies, Inc.	—	—	250
Ceregene, Inc. (since August 4, 2004)	83	69	998
Other	281	484	1,191

	$1,364	$4,584	$11,458

Revenues for 2006 included $1.0 million in connection with our gene activation technology license agreement with sanofi-aventis Group for gene activated erythropoietin, compared to revenues of $2.0 million in 2005 and $3.2 million in 2004 under the same agreement. We recorded contract revenue of $0.1 million in both 2006 and 2005 compared to $1.0 million in 2004 for services provided to Ceregene after August 3, 2004, the date as of which our ownership of Ceregene became a minority ownership position. There was no revenue in 2006 from Novartis AG as the $28.5 million payment was fully recognized by December 31, 2005. Revenues for 2005 and 2004 included $2.0 million and $5.8 million, respectively, from Novartis AG in connection with our global alliance for the development and commercialization of oncolytic virus therapies. We also recognized as other revenue in 2004 approximately $1.0 million in grants received by Ceregene on their Alzheimer’s disease and ALS research projects during the period it was a consolidated subsidiary.

Research and development expenses

Research and development expenses were $96.3 million in 2006 compared to $92.4 million in 2005 and $92.1 million in 2004. These increases can be attributed to our expanding clinical trials and other product development activities in both our GVAX cancer immunotherapy and oncolytic virus therapy programs. In July 2004, we announced the commencement of our VITAL-1 trial, which compares GVAX prostate cancer immunotherapy to Taxotere chemotherapy in patients with advanced prostate cancer without cancer-related pain. In June 2005, we announced the commencement of our VITAL-2 trial, which compares GVAX prostate cancer immunotherapy plus Taxotere chemotherapy to Taxotere chemotherapy alone in advanced prostate cancer patients with cancer-related pain. In 2006, research and development expenses were primarily ongoing Phase 3 clinical trials for our lead product development program, GVAX immunotherapy for prostate cancer, and included $4.6 million in non-cash stock-based compensation expense related to FAS 123R. We expect that our research and development expenditures and headcount will increase in future periods to support our most advanced clinical trials, including our two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer, as well as additional product development activities. The rate of increase depends on a number of factors, including progress in research and development and clinical trials. Due to the substantial overlap of our research and development activities we do not track costs on a project by project basis.

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

Many factors may delay our commencement and speed of completion of clinical trials, including the size and number of patients participating in the trial, the duration of patient follow-up required, the number of clinical sites at which the trial is conducted, competing trials and the length of time required to locate and enroll suitable patient subjects. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. There can be no assurance that any approval required by the FDA or other regulatory body will be obtained on a timely basis, if at all. For additional discussion of the risks and uncertainties associated with completing development of potential products, see “Item 1A. Risk Factors” above.

Included below is a summary of products and the related stage of development for each product in clinical development. The information in the column labeled “Estimated Completion of Ongoing Phase” constitutes forward-looking statements regarding timing of completion of product development phases. Our estimates of timing of completion of these trials are based on typical times of completion for trials of that type at such phases of development. The actual timing of completion of these phases of our clinical trials could differ materially from the estimates provided in the table due to the number of patients enrolled in the trial, the number of clinical trial sites involved, the time needed to fully enroll the trial, the time required for patient follow-up and other factors. Longer time frames for the completion of certain trials may be the result of requirements to measure patient survival. In addition, it is possible that any of these ongoing clinical trials may never be completed due to the occurrence of unacceptable treatment-related side effects, lack of clinical efficacy, insufficient supply of product for these clinical trials and other factors. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see “Item 1A. Risk Factors” above.

Estimated
	Phase of	Completion
Treatment	Development	of Phase

GVAX Cancer Immunotherapies:
Prostate Cancer	Phase 3	2009-2010
Pancreatic Cancer	Phase 2	2008-2009
Leukemia	Phase 2	2008-2009
Oncolytic Virus Therapy:
CG0070 (Recurrent Bladder Cancer)	Phase 1	2007-2008

General and administrative expenses

General and administrative expenses were $18.1 million in 2006 compared to $16.3 million in 2005 and $17.9 million in 2004. The increase in 2006 compared to 2005 is primarily due to recording $1.3 million in 2006 of non-cash stock-based compensation expense related to adoption of FAS 123R. The decrease in 2005 compared to the corresponding period in 2004 is primarily attributable to lower lease exit costs. In connection with the move of our corporate headquarters to South San Francisco, California in March 2003, we recorded lease exit costs related to our Foster City facility of $1.8 million in 2004 and reversed $0.4 million of previously recorded expenses in 2005. Future spending for general and administrative costs is expected to increase in order to support our growing infrastructure needs.

Restructuring charges

In June 2005, we announced the implementation of a strategic restructuring of our business operations to focus resources on our most advanced and most promising product development programs. In November 2005, we sold our San Diego manufacturing facility for viral products to Genzyme Corporation for $3.2 million. We recorded a charge of $2.4 million in 2005 related to our restructuring decisions, including $1.5 million for workforce reduction initiatives, $0.3 million to reduce the carrying value of the San Diego manufacturing facility and $0.6 million for lease termination and other expenses. During 2006, we decreased the restructuring accrual by $0.1 million due to the extension of a sublease, and paid all remaining obligations.

Gain on sale of Abgenix common stock

During 2006, we sold all of our remaining 3.0 million shares of Abgenix common stock for a net gain of $62.7 million. During 2005, we recorded a gain of $55.1 million associated with our sale of 3.7 million shares of Abgenix common stock. During 2004, we recorded a gain of $12.2 million associated with the sale of 0.8 million shares of Abgenix common stock.

Interest and other income

Interest and other income was $7.5 million in 2006 compared to $3.1 million in 2005 and $2.7 million in 2004. The increases are attributed to higher average cash and short-term investment balances and higher interest rates.

Interest expense

Interest expense was $10.5 million in 2006 compared to $10.7 million in 2005 and $9.9 million in 2004. In October and November 2004, we issued $145.0 million aggregate principal amount of our 3.125% Convertible Senior Notes due 2011 and used a portion of those proceeds to repay bank debt totaling $95.0 million. We recorded interest expense related to our Convertible Senior Notes, including amortization of related debt issuance costs, of $5.3 million, $5.3 million and $0.9 million in 2006, 2005 and 2004, respectively. We recorded interest expense on our previously outstanding bank debt of $3.5 million in 2004 and capitalized interest expense associated with our South San Francisco, California capital lease obligation of $5.2 million in 2006, $5.3 million in 2005 and $5.4 million in 2004.

Income taxes

We recorded a tax provision of $29.6 million, $5.9 million and $3.7 million in 2006, 2005 and 2004, respectively. The tax provision in 2006 relates to a realized gain on the sale of 3.0 million shares of Abgenix common stock and $2.8 million related to additional interest recorded for tax contingencies. The tax provision recorded in 2005 relates to the realized gain on the sale of 3.7 million shares of Abgenix common stock partially offset by tax benefits related to unrealized gains on Abgenix common stock and $2.6 million of additional interest for tax contingencies. The tax provision recorded in 2004 relates to the realized gain on the sale of 0.8 million shares of Abgenix common stock. At December 31, 2006, we had federal net operating loss carryforwards of approximately $348.8 million. The 2006 federal net operating losses will expire in the years beginning 2007 through 2026 if not utilized.

Liquidity and Capital Resources

At December 31, 2006, we had approximately $154.1 million in cash, cash equivalents and short-term investments, including $2.9 million classified as restricted cash, related to outstanding letters of credit for our corporate headquarters facility in South San Francisco, California and cGMP manufacturing facility in Hayward,

California. Information regarding the classification of these assets is included in Note 4, “Investments” of Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K. We have maintained our financial position through strategic management of our resources including our holdings in Abgenix common stock, funding from various corporate collaborations and licensing agreements and the availability of equity and debt financing.

In February 2003, our shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which allowed us to offer up to $150.0 million of securities on short notice in one or more public offerings. We used this shelf registration in March 2004 to complete a public offering of 4.9 million shares of our common stock, resulting in net proceeds of $57.2 million. In addition, we used this shelf registration in September 2006 to complete an underwritten public offering of 5.8 million shares of our common stock, resulting in net proceeds of $25.0 million. Although up to $63.6 million may still be offered under the shelf registration, there can be no assurance that we will be able to issue any of the remaining securities under this shelf registration on acceptable terms, or at all.

In October and November 2004, we sold a total of $145.0 million aggregate principal amount of our 3.125% Convertible Senior Notes due 2011 in a private placement. We received approximately $139.9 million in proceeds after deducting the initial purchasers’ discount and estimated offering expenses, which we used, in part, to repay bank debt totaling $95.0 million.

In March 2006, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 8.7 million shares of our common stock or up to an aggregate of $75.0 million during the next three years. Under the CEFF, we are able to draw down in tranches of up to a maximum of 2.5 percent of our closing market value on the last trading day prior to the commencement of the draw down, or $15.0 million, whichever is less, subject to certain conditions. The purchase price of these shares is discounted between 6 to 10 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $3.00 per share or at a price below 85% of the closing share price of our stock in the trading day immediately preceding the commencement of the draw down. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $9.12 per share exercisable beginning on September 14, 2006 for a period of five years thereafter. In 2006, we received net proceeds of $27.9 million from the sale of 6.3 million shares of our common stock under the CEFF. At December 31, 2006, we were in the middle of a drawdown under this CEFF and as such, as of December 31, 2006, we were obligated to deliver 0.4 million shares of common stock to Kingsbridge, and Kingsbridge was obligated to pay us $1.2 million for the shares purchased by Kingsbridge but not yet settled under this drawdown. On January 5, 2007, settlement of this drawdown was completed. In addition, in January 2007, we sold the remaining 2.0 million shares of common stock under this CEFF for net proceeds of $5.9 million. Since inception of this CEFF, we received cumulative net proceeds of $35.0 million from the sale of 8.7 million shares of our common stock.

On February 5, 2007, we entered into a new CEFF with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of our common stock or an aggregate of $75.0 million during the next three years. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $4.68 per share exercisable beginning on September 5, 2007 for a period of five years thereafter. See Note 14, “Subsequent Events” of Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for further information.

Net cash used in operating activities was $91.7 million in 2006 compared to $105.9 million in 2005 and $93.2 million in 2004. The decrease in 2006 compared to 2005 was primarily due to lower costs resulting from the strategic restructuring of our business operations and exit payments made in 2005. The increase in 2005 compared to 2004 was due primarily to a decline in revenues of $6.9 million and the restructuring charge of $2.4 million. Cash requirements for operating activities are expected to increase in future periods, due in part to significant costs related to our ongoing Phase 3 trials. The timing of these cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, obligations related to our existing manufacturing and corporate facilities, and future requirements to establish manufacturing and marketing capabilities for any products that we may develop.

Net cash provided by investing activities was $8.4 million in 2006 compared to $100.9 million in 2005 and $39.3 million in 2004. Cash provided by net short-term investment activities was $96.1 million lower in 2006 compared to 2005 due to purchases of short-term investments exceeding sales and maturities in 2006, and $9.1 million higher in 2005 compared to 2004. Cash inflows related to the sale of Abgenix common stock were $65.4 million for 3.0 million shares in 2006, $58.5 million for 3.7 million shares in 2005, and $12.9 million for 0.8 million shares in 2004. Cash inflows for 2005 also include $3.2 million in connection with the sale of our San Diego manufacturing facility for viral products to Genzyme Corporation. Capital expenditures were $2.0 million in 2006 compared to $2.2 million in 2005 and $5.1 million in 2004. In 2004, we completed construction of additional research areas in our corporate headquarters in South San Francisco, California. Our cGMP manufacturing facility located in Hayward, California is currently manufacturing our GVAX immunotherapy for prostate cancer product to supply our ongoing Phase 3 clinical trials.

Net cash provided by financing activities was $52.9 million in 2006 compared to $0.8 million in 2005 and $102.3 million in 2004. Cash flows in 2006 include net proceeds of $27.9 million from the sale of 6.3 million shares of our common stock to Kingsbridge under our CEFF and net proceeds of $25.0 million from the sale of 5.8 million shares of our common stock under an underwritten public offering. Cash flows in 2004 include net proceeds of $139.9 million from the private placement of our 3.125% Convertible Senior Notes issuance in October and November 2004 and net proceeds of $57.2 million in connection with our public offering of 4.9 million shares of common stock in March 2004. In October 2004, we used part of the proceeds from our convertible note issuance to repay loans of an aggregate of $95.0 million to Fleet Bank and Silicon Valley Bank.

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

In connection with the sale of our San Diego, California manufacturing facility for viral products to Genzyme Corporation and the termination of the related facility leases in November 2005, we retired approximately $13.6 million of leasehold improvements and manufacturing assets and $10.2 million of related accumulated depreciation. Also, in November 2005, we terminated the lease for our former corporate headquarters facility in Foster City, California and retired approximately $5.0 million of associated leasehold improvements, equipment and related accumulated depreciation. The Hayward facility was placed in service during 2003. In 2003, we moved our corporate headquarters to South San Francisco from Foster City, California. As a result, we retired approximately $14.3 million of leasehold improvements and other assets related to our former corporate headquarters in Foster City, California and approximately $13.6 million of related accumulated depreciation in 2004.

Our long-term contractual obligations at December 31, 2006 were as follows (in thousands):

		Payment Due
					2012 and
	Total	2007	2008 and 2009	2010 and 2011	thereafter

Convertible senior notes and related interest	$167,655	$4,531	$9,062	$154,062	$—
South San Francisco capital lease obligation	86,763	5,994	13,766	14,714	52,289
Operating leases	27,806	1,894	3,863	4,743	17,306

	$282,224	$12,419	$26,691	$173,519	$69,595

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

We estimate that our cash to be used in operating activities during 2007 will be approximately $100 million to $105 million. This estimated use of cash excludes the possible payment to settle our fiscal 2000 tax liability, capital expenditures, the cost of any potential acquisitions, nor does it reflect the potential offset by equity or debt financings or major new collaborative ventures or potential proceeds from the CEFF. Our capital requirements depend on numerous factors, including: the progress and scope of our internally funded research, development, clinical, manufacturing and commercialization activities; our ability to establish new collaborations and the terms of those collaborations; our ability to reach a favorable resolution with the IRS with respect to their audit of our fiscal 2000 federal tax return, or to other potential tax assessments; competing technological and market developments; the time and cost of regulatory approvals; and various other factors that we discuss under Item 1A. “Risk Factors” above. Our ongoing development programs and any increase in the number and size of programs and trials will reduce our current cash resources and potentially create further need to raise additional capital. Therefore, we will continue to consider financing alternatives, including collaborative ventures and potential equity and debt financings.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Interest Rate Sensitivity
Principal Amount by Expected Maturity and Average Interest Rate

							Fair Value
					2011		December 31,
As of December 31, 2006	2007	2008	2009	2010	Thereafter	Total	2006
	(Dollars in thousands)

Total Investment Securities Excluding Asset Backed	$123,968	$603	$—	$—	$—	$124,571	$124,608
Average Interest Rate	5.35%	4.63%	—	—	—	5.35%	—
Asset Backed Securities(i)						$23,836	$23,837
Average Interest Rate						3.25%	—
Fixed Interest Rate Convertible Senior Notes	$4,531	$4,531	$4,531	$4,531	$149,531	$167,655	$110,449
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—

							Fair Value
					2010		December 31,
As of December 31, 2005	2006	2007	2008	2009	Thereafter	Total	2005
	(Dollars in thousands)

Total Investment Securities Excluding Asset Backed	$78,724	$9,591	$—	$—	$—	$88,315	$88,200
Average Interest Rate	3.27%	4.23%	—	—	—	3.38%	—
Asset Backed Securities(ii)						$25,688	$25,623
Average Interest Rate						4.08%	—
Fixed Interest Rate Convertible Senior Notes	$4,531	$4,531	$4,531	$4,531	$154,063	$172,187	$121,500
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%	—

(i)	Asset backed securities have various contractual maturity dates ranging from 2007 to 2010. The expected maturity dates for these securities range from 2007 to 2008 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

(ii)	Asset backed securities have various contractual maturity dates ranging from 2006 to 2035. The expected maturity dates for these securities range from 2006 to 2007 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Cell Genesys, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Cell Genesys, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cell Genesys, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cell Genesys, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cell Genesys maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cell Genesys, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 26, 2007, except for Note 14 as to which the date is March 1, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
February 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cell Genesys, Inc.

We have audited the accompanying consolidated balance sheets of Cell Genesys, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Cell Genesys, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Genesys at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 Cell Genesys, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cell Genesys’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
February 26, 2007, except for Note 14 as to which the date is March 1, 2007

CELL GENESYS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except par value and share data)

ASSETS
Current assets:
Cash and cash equivalents	$23,692	$54,138
Short-term investments	127,492	72,107
Investment in Abgenix, Inc. common stock	—	63,824
Prepaid expenses and other current assets	3,481	2,563

Total current assets	154,665	192,632
Restricted cash and investments	2,890	2,894
Property and equipment, net	129,643	142,225
Deferred income tax assets	—	24,430
Unamortized debt issuance costs and other assets	3,969	4,794

	$291,167	$366,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,360	$1,902
Accrued compensation and benefits	5,820	4,399
Other accrued liabilities	6,378	4,947
Accrued income taxes	35,410	32,612
Deferred income tax liabilities	—	24,430
Current portion of capital lease obligation	1,346	1,095

Total current liabilities	51,314	69,385
Other liabilities	2,851	2,174
Non-current portion of capital lease obligation	48,475	49,919
Convertible senior notes	145,000	145,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000,000 shares authorized; none issued and outstanding in 2006 and 2005, respectively	—	—
Common stock, $.001 par value: 150,000,000 shares authorized; 57,853,953 and 45,559,495 shares issued and outstanding in 2006 and 2005, respectively; 396,107 subscribed in 2006	58	46
Additional paid-in capital	436,888	375,700
Stock subscription receivable	(1,200)	—
Accumulated other comprehensive income (loss)	(378)	33,663
Accumulated deficit	(391,841)	(308,912)

Total stockholders’ equity	43,527	100,497

	$291,167	$366,975

See accompanying notes

CELL GENESYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue	$1,364	$4,584	$11,458
Operating expenses:
Research and development	96,346	92,405	92,133
General and administrative	18,123	16,342	17,928
Restructuring charges	(82)	2,350	—

Total operating expenses	114,387	111,097	110,061

Loss from operations	(113,023)	(106,513)	(98,603)
Other income (expense):
Gain on sale of Abgenix, Inc. common stock	62,677	55,123	12,160
Interest and other income	7,495	3,058	2,662
Interest expense	(10,465)	(10,679)	(9,885)

Loss before income taxes	(53,316)	(59,011)	(93,666)
Income tax provision	(29,613)	(5,928)	(3,745)

Net loss	(82,929)	(64,939)	(97,411)
Dividend in kind to preferred stockholders	—	(4)	(100)

Net loss attributed to common stockholders	$(82,929)	$(64,943)	$(97,511)

Basic and diluted net loss per common share	$(1.67)	$(1.43)	$(2.23)

Weighted average shares of common stock outstanding-basic and diluted	49,728	45,434	43,682

See accompanying notes

CELL GENESYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated		Common
			Additional	Other		Stock	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Subscription	Stockholders’
	Shares	Amounts	Capital	Income (Loss)	Deficit	Receivable	Equity
	(In thousands, except price per share amounts)

Balances at December 31, 2003	39,672	$40	$312,017	$51,371	$(146,562)	$—	$216,866
Comprehensive loss:
Net loss	—	—	—	—	(97,411)	—	(97,411)
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(20,151)	—	—	(20,151)

Total comprehensive loss							(117,562)
Issuance of common stock upon exercise of stock options and pursuant to the Employee Stock Purchase Plan	284	—	1,897	—	—	—	1,897
Issuance of common stock in follow-on public offering, net of issuance costs of $3.9 million	4,887	5	57,186	—	—	—	57,191
Non-employee stock-based compensation	—	—	105	—	—	—	105
Conversion of 74 preferred shares into common shares	135	—	909	—	—	—	909
Dividend to preferred stockholders	—	—	(100)	—	—	—	(100)

Balances at December 31, 2004	44,978	45	372,014	31,220	(243,973)	—	159,306
Comprehensive loss:
Net loss	—	—	—	—	(64,939)	—	(64,939)
Change in net unrealized gain on available-for-sale securities, net of taxes	—	—	—	2,443	—	—	2,443

Total comprehensive loss							(62,496)
Issuance of common stock upon exercise of stock options and pursuant to the Employee Stock Purchase Plan	305	1	1,595	—	—	—	1,596
Non-employee stock-based compensation	—	—	195	—	—	—	195
Conversion of 152 preferred shares into common shares	276	—	1,900	—	—	—	1,900
Dividend to preferred stockholders	—	—	(4)	—	—	—	(4)

Balances at December 31, 2005	45,559	46	375,700	33,663	(308,912)	—	100,497
Comprehensive loss:
Net loss	—	—	—	—	(82,929)	—	(82,929)
Change in net unrealized gain on available-for-sale securities, net of taxes	—	—	—	(34,041)	—	—	(34,041)

Total comprehensive loss							(116,970)
Issuance of common stock upon exercise of stock options and pursuant to the Employee Stock Purchase Plan	256	—	1,196	—	—	—	1,196
Issuance of common stock upon draw down of committed equity financing facility at $3.07-$6.00 per share, net of issuance costs of $0.1 million	6,289	6	27,845	—	—	—	27,851
Issuance of warrant in connection with committed equity financing facility	—	—	1,324	—	—	—	1,324
Financing costs of warrant issued in connection with committed equity financing facility	—	—	(1,324)	—	—	—	(1,324)
Issuance of common stock related to public offering, net of issuance costs of $0.3 million	5,750	6	25,017	—	—	—	25,023
Stock-based compensation	—	—	5,930	—	—	—	5,930
Common stock subscription receivable	—	—	1,200	—	—	(1,200)	—

Balances at December 31, 2006	57,854	$58	$436,888	$(378)	$(391,841)	$(1,200)	$43,527

See accompanying notes

CELL GENESYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(82,929)	$(64,939)	$(97,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,521	16,204	16,773
Loss (gain) on disposal of property and equipment	2	(27)	(19)
Gain on sale of Abgenix, Inc. common stock	(62,677)	(55,123)	(12,160)
Stock-based compensation	5,930	137	105
Deferred income tax provision	26,815	3,270	3,745
Impairment of long-lived assets	193	280	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(178)	185	1,415
Accounts payable	458	(986)	411
Accrued compensation and benefits	1,421	(672)	1,134
Deferred revenue	—	(2,031)	(5,846)
Accrued facility exit costs	—	(6,092)	(3,367)
Other accrued liabilities	1,967	1,197	2,064
Accrued income taxes	2,798	2,658	—

Net cash used in operating activities	(91,679)	(105,939)	(93,156)

Cash flows from investing activities:
Purchases of short-term investments	(183,511)	(109,730)	(228,278)
Maturities of short-term investments	103,825	51,066	8,543
Sales of short-term investments	24,521	99,629	251,661
Conversion of restricted cash and investments	4	406	—
Capital expenditures	(2,046)	(2,189)	(5,087)
Proceeds from disposal of property and equipment	138	3,255	67
Proceeds from sale of Abgenix, Inc. common stock	65,425	58,506	12,918
Cash effect related to the deconsolidation of Ceregene	—	—	(521)

Net cash provided by investing activities	8,356	100,943	39,303

Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan and exercise of stock options	1,196	1,596	1,897
Net proceeds from convertible senior note financing	—	—	139,912
Payments under Ceregene financing	—	—	(482)
Payments under capital lease obligation	(1,193)	(786)	(515)
Payments under debt financings	—	—	(95,693)
Net proceeds from committed equity financing facility	27,851	—	—
Net proceeds from issuance of public offering	25,023	—	57,191

Net cash provided by financing activities	52,877	810	102,310

Net increase (decrease) in cash and cash equivalents	(30,446)	(4,186)	48,457
Cash and cash equivalents, beginning of the year	54,138	58,324	9,867

Cash and cash equivalents, end of the year	$23,692	$54,138	$58,324

Supplemental cash flow information:
Cash paid for interest	$10,158	$9,997	$9,155

See accompanying notes

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In this Annual Report, “Cell Genesys,” “we,” “us” and “our” refer to Cell Genesys, Inc.

1.	Organization and Summary of Significant Accounting Policies

Business activity

We have focused our research and product development efforts on biological therapies for patients with cancer. Our objective is to develop and commercialize cell-based immunotherapies and oncolytic virus therapies to treat different types of cancer. Our current clinical-stage programs include GVAX cancer immunotherapies and oncolytic virus therapies.

Principles of consolidation

Our consolidated financial statements include the accounts of Cell Genesys and our subsidiaries, including its majority-owned subsidiary, Ceregene, Inc. through August 3, 2004, after which, as a result of a decline in ownership, Ceregene was no longer consolidated, but is accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management makes estimates when preparing the financial statements including those related to revenue recognition, accrued but unbilled expenses for clinical trials, income taxes, long-term service contracts, stock-based compensation and contingencies.

Concentrations of risk

We are subject to concentration of risk from our investments. Risk for investments is managed by the purchase of investment grade securities and the diversification of the investment portfolio among issuers and maturities.

Revenue recognition

Our revenues are derived principally from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically includes up-front payments, cost reimbursements, milestone payments and license fees. We evaluate whether the delivered element under these arrangements has value to our customer on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria are treated as one unit of accounting for the purposes of revenue recognition.

Up-front payments:  Up-front payments from our research collaborations include payments for technology transfer and access rights. Non-refundable up-front license fees and other payments under collaboration agreements where we continue involvement throughout development are deferred and recognized on a straight-line or ratable method, unless we determine that another methodology is more appropriate. During 2005 and 2004, we recognized revenue from a non-refundable up-front payment under our global alliance with Novartis AG for the development of certain oncolytic virus therapies based upon when the underlying development expenses were incurred, rather than a ratable method, as we determined that the expense method was more appropriate for this agreement. The revenues recorded under the Novartis AG alliance approximated the related development expenses that were incurred in the respective periods. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

Milestones:  Payments for milestones that are based on the achievement of substantive and at-risk performance criteria are recognized in full upon achievement of the incentive milestone events in accordance with the

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally 5 to 15 years. Computer equipment is depreciated over a life of three years. Property and equipment leased under capital leases are amortized over the shorter of the useful lives or the lease term. Leasehold improvements are stated at cost and amortized over the shorter of the useful lives or the lease term. Costs for assets under construction are classified as “construction in process” and such costs are reclassified to an appropriate fixed asset classification and depreciated when the asset is placed into service.

Long-lived assets

Our policy regarding long-lived assets is to evaluate the recoverability of our assets when the facts and circumstances suggest that the assets may be impaired. This assessment of fair value is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Unamortized debt issuance costs

Unamortized debt issuance costs relate to our convertible senior notes and are amortized over the life of the related debt. Amortization expense totaled $0.7 million in each of the years ended December 31, 2006 and 2005, respectively and is reported as interest expense.

Cash, cash equivalents and short-term investments

We invest our excess cash and short-term investments, including restricted cash and investments, with high credit quality United States and foreign financial institutions, government and corporate issuers and limit the amount of credit exposure to any one issuer. We consider all highly liquid investments with insignificant interest rate risk with original maturities of less than three months when purchased to be cash equivalents. All investments are denominated in U.S. dollars. Short-term investments include equity securities classified as available-for-sale. We record our investments at fair market value, based on quoted market prices.

Our debt and marketable equity securities are classified as available-for-sale and carried at fair value. Management considers our investments in debt securities to be available for use in current operations. As a result, all investments in debt securities are classified as current assets, even if the remaining maturity of the investment is more than one year beyond the balance sheet date. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value, judged to be other than temporary, on available-for-sale securities are included in interest and other income (loss). Unrealized holding gains and losses on securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax. We determine the appropriate classification of debt securities at the time of purchase and re-evaluate such designation as of each balance sheet date.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, as well as the severity and duration of the unrealized losses. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of such decline. No such reductions have been required during the past three years.

Restricted cash and investments at December 31, 2006 relate to outstanding letters of credit which secure our leased corporate headquarters facility in South San Francisco, California, and our leased cGMP manufacturing facility in Hayward, California.

Fair value of financial instruments

The carrying amounts of financial instruments such as cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturities of these instruments. The estimated fair value of our convertible senior notes is determined by using available market information and valuation methodologies that correlate fair value with the market price of our common stock that is provided by a third party financial institution. The fair value of our convertible senior notes as of December 31, 2006 and 2005 is approximately $110.4 million and $121.5 million, respectively.

Research and development costs

Costs incurred in research and development activities are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and overhead costs.

Net loss per share

Basic net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share includes the impact of potentially dilutive securities. As our potentially dilutive securities (convertible debt, stock options and warrants) were anti-dilutive for all years presented, they have been excluded from the computation of shares used in computing diluted net loss per share. These outstanding securities consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005

Convertible senior notes	15,934	15,934

Outstanding stock options	8,368	8,087

Warrants to purchase common stock	375	—

Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes to stockholders’ equity that are excluded from net loss. Other comprehensive loss includes solely

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrealized gains or losses on our available-for-sale securities, including our holdings of Abgenix, Inc. common stock, net of tax. The following table presents the calculation of comprehensive loss (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net loss	$(82,929)	$(64,939)	$(97,411)
Other comprehensive income (loss):
Increase (decrease) in unrealized gain on investments, net of tax provision of $0.6 million, $21.7 million, $9.6 million in 2006, 2005 and 2004, respectively	1,063	32,297	(12,779)
Less: reclassification adjustment for gains recognized in net loss, net of related tax of $27.5 million, $25.0 million and $4.9 million, in 2006, 2005 and 2004, respectively	(35,104)	(29,854)	(7,372)

Comprehensive loss	$(116,970)	$(62,496)	$(117,562)

Income taxes

We account for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes”, (“FAS 109”). FAS 109 requires recognition of deferred taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in the year in which the basis difference is expected to reverse. We record a valuation allowance against deferred income tax assets when the realization of such deferred tax income assets cannot be determined to be more likely than not.

Segment reporting

Our operations are treated as one operating segment, as we report profit and loss information only on an aggregate basis to the chief operating decision-makers.

Stock-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). FAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock plans. FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Consolidated Statements of Operations. We adopted FAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of FAS 123R.

We adopted the alternative transition method provided in FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of FAS 123R.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of FAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under the intrinsic value method, no employee stock-based compensation expense had been recognized in our Consolidated Statements of Operations for any period prior to our adoption of FAS 123R on January 1, 2006, as the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. See Note 9, “Stockholders’ Equity and Stock-Based Compensation” for further information.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This statement became effective for us on January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts, as applicable. We are currently evaluating the impact the adoption of FIN 48 will have on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting FAS 157 on our consolidated financial statements.

2.	Restructuring Charges

In June 2005, we commenced the implementation of a strategic restructuring of our business operations to focus resources on our most advanced and most promising product development programs. We have deployed the majority of our resources to advance GVAX immunotherapy for prostate cancer, which is currently in Phase 3 development, as well as GVAX immunotherapy for pancreatic cancer and GVAX immunotherapy for leukemia, both of which are in Phase 2 development. Our priorities in the oncolytic virus therapy area include CG0070, which recently entered clinical trials for recurrent bladder cancer, and CG5757, both of which could be evaluated in multiple types of cancer in the future. We discontinued certain clinical programs including the GVAX immunotherapy programs for lung cancer and myeloma. In the oncolytic virus therapy program, we discontinued further development of CG7870 for prostate cancer and early-stage research programs for the development of new oncolytic virus therapies, as well as research efforts in anti-angiogenesis gene therapy for cancer.

In connection with this restructuring, in November 2005 we sold our San Diego manufacturing facility to Genzyme Corporation for $3.2 million. We recorded a charge of $2.4 million in 2005 related to our restructuring decisions, including $1.5 million for workforce reduction initiatives, $0.3 million to reduce the carrying value of the San Diego manufacturing facility and $0.6 million for lease termination and other expenses. During 2006, we decreased the restructuring accrual by $0.1 million, due to the extension of a sublease, and paid all remaining obligations.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Collaborative and License Agreements

We have derived substantially all of our revenues from collaborative and license agreements, as shown in the following table (in thousands):

	Year Ended December 31,
	2006	2005	2004

Novartis AG	$—	$2,031	$5,846
sanofi-aventis Group	1,000	2,000	3,173
Transkaryotic Therapies, Inc.	—	—	250
Ceregene, Inc. (since August 4, 2004)	83	69	998
Other	281	484	1,191

	$1,364	$4,584	$11,458

Global alliance with Novartis AG

On July 23, 2003, we announced a global alliance with Novartis AG for the development and commercialization of oncolytic virus therapies. Under the agreement, we acquired exclusive worldwide rights to certain oncolytic virus therapy products and related intellectual property of Genetic Therapy, Inc. (“GTI”), an affiliate of Novartis, as well as certain related intellectual property of Novartis, and received an up-front payment of $28.5 million from Novartis. This payment was dedicated to the further development of certain existing oncolytic virus therapy products of ours and those acquired from GTI, in each case for which we and Novartis both have future commercialization rights. In exchange, we issued to Novartis and GTI 1,999,840 shares of our common stock. Of the $28.5 million up-front payment received from Novartis, we recorded approximately $18.5 million to the 1,999,840 common shares issued, based upon the market value of such shares, and approximately $10.0 million to deferred revenue, which we amortized to revenue over the related development period based upon when the underlying development expenses were incurred. The agreement also provides the basis for the sharing of future additional development costs and profits related to the potential products on a worldwide basis. We recognized $2.0 million and $5.8 million in revenue under this agreement in 2005 and 2004, respectively. As of December 31, 2005, we had recognized all revenues associated with the $28.5 million payment received from Novartis in July 2003.

Gene activation technology licenses

We executed a license agreement with Aventis, now sanofi-aventis Group, in February 1997 for gene-activated erythropoietin (“EPO”) and a second undisclosed protein. In late 2000, sanofi-aventis Group informed us of its intention to terminate this license agreement as it relates to the second undisclosed protein. The agreement provides for up to $26.0 million in milestone payments, in addition to annual maintenance fees and any royalties on future sales of gene-activated EPO anywhere in the world. As of December 31, 2006, we had received approximately $26.2 million under this license agreement, which included certain milestone payments relating to the development of gene-activated EPO which sanofi-aventis Group is developing in collaboration with Transkaryotic Therapies, Inc. (“TKT”). We recognized revenues of $1.0 million, $2.0 million, and $3.2 million in 2006, 2005 and 2004, respectively, pursuant to the agreement.

In June 2002, we completed a license agreement with TKT under which we exclusively licensed intellectual property relating to the development of gene-activated EPO. In exchange, we received an up-front license fee of $26.0 million, which was to have been comprised of $11.0 million in cash and $15.0 million in shares of TKT common stock. An amendment to the original license agreement provided for the substitution of a cash payment in lieu of the TKT stock, and in January 2003, we received a cash payment of $15.0 million from TKT. In addition, we may receive additional payments, in an aggregate amount of up to $12.0 million in cash and TKT common stock,

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon the achievement of certain patent-related milestones, but we can make no assurances that any of these patent-related milestones will ever be achieved or that any additional payments will be received. No ongoing royalty payments will be made by TKT to us under the terms of this agreement. In 2004, we received and recorded $0.3 million in revenue as a result of patent-related milestones achieved under this agreement. We did not record any revenue associated with this agreement in 2006 or 2005.

Gene therapy rights agreement with Amgen, Inc.

In November 1997, we entered into a gene therapy rights agreement (the “GTRA”) with Abgenix, acquired by Amgen, Inc. (“Amgen”) in 2006. The GTRA provides us with certain rights to Amgen’s XenoMouse® technology in the field of gene therapy. We are obligated to make certain payments to Amgen for these rights including license fees and royalties on future product sales. The GTRA also prohibits Amgen from granting any third-party licenses for antibody products based on antigens nominated by Amgen for its own purposes where the primary field of use is gene therapy. In the case of third-party licenses granted by Amgen where gene therapy is a secondary field, Amgen is obligated to share with us a portion of the cash milestone payments and royalties resulting from any products in the field of gene therapy.

Other collaborations

We have licensing agreements relating to our proprietary viral vector technologies. These collaborations enable us to receive monetary reimbursement for providing viral vector technologies to companies that commercialize these technologies for the research market. Examples include agreements with the Clontech division of Becton, Dickinson and Company and Invitrogen Corporation.

4.	Investments

The following is a summary of our available-for-sale securities at December 31, 2006 and 2005 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
December 31, 2006	Amortized Cost	Gains	Losses	Fair Value

Money market funds	$20,953	$—	$—	$20,953
Corporate notes	100,416	44	(3)	100,457
Asset backed securities	23,836	4	(3)	23,837
U.S. government agencies	3,202	—	(4)	3,198

	$148,407	$48	$(10)	$148,445

Classified as:
Cash equivalents				$20,953
Short-term investments				127,492

				$148,445

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
		Unrealized	Unrealized	Estimated
December 31, 2005	Amortized Cost	Gains	Losses	Fair Value

Money market funds	$41,053	$2	$—	$41,055
Corporate notes	12,167	15	(5)	12,177
Asset backed securities	25,688	6	(71)	25,623
U.S. government agencies	35,095	—	(127)	34,968
Abgenix common stock	2,749	61,075	—	63,824

	$116,752	$61,098	$(203)	$177,647

Classified as:
Cash equivalents				$41,716
Short-term investments				72,107
Abgenix common stock				63,824

				$177,647

As of December 31, 2006, unrealized losses set forth above were primarily due to increases in interest rates. The gross unrealized losses in our portfolio of investments represent approximately 0.01% of the total fair value of the portfolio. Gross realized gains on the sale of investment securities were $62.7 million, $55.1 million and $12.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. We sold 3.0 million, 3.7 million and 0.8 million shares of Abgenix stock resulting in net proceeds of $65.4 million, $58.5 million and $12.9 million in 2006, 2005 and 2004, respectively.

The amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

December 31, 2006	Amortized Cost	Estimated Fair Value

Debt securities maturing:
In one year or less	$123,968	$124,007
In one to two years	603	601
Asset backed securities*	23,836	23,837

	$148,407	$148,445

*	Asset backed securities have various contractual maturity dates ranging from 2007 to 2010. The expected maturity dates for these securities range from 2007 to 2008 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005

Machinery, furniture and equipment	$29,609	$29,878
Leasehold improvements	103,461	102,815
Property and equipment under capital lease obligation	52,361	52,361
Construction in process	1,343	1,461

	186,774	186,515
Accumulated depreciation and amortization	(57,131)	(44,290)

	$129,643	$142,225

Accumulated amortization related to capital lease obligations was $13.5 million and $9.9 million as of December 31, 2006 and 2005, respectively.

6.	Convertible Senior Notes and Other Debt Financings

In October 2004, we entered into a purchase agreement with initial purchasers relating to the private placement of $110.0 million aggregate principal amount of our 3.125% Convertible Senior Notes due 2011. We granted the initial purchasers a 30-day option to purchase up to an additional $35.0 million principal amount of the notes, which the purchasers elected to exercise in full in November 2004. We received approximately $139.9 million in net proceeds, after deducting the initial purchasers’ discount and estimated offering expenses. We used a portion of the net proceeds to repay bank debt of $60.0 million related to an asset-backed debt financing obligation acquired from Fleet Bank in December 2001 in connection with the construction of our manufacturing facility in Hayward, California, and to repay $35.0 million in term loans acquired in September 2003 from Silicon Valley Bank. We recorded interest expense including the amortization of debt issuance costs related to our convertible senior notes of $5.3 million for both years ended December 31, 2006 and 2005 and $0.9 million in 2004. Interest on the notes is payable every May 1st and November 1st until the notes are due in 2011.

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

Operating leases

We lease certain of our facilities and equipment under non-cancelable operating leases which generally require us to make minimum lease payments as well as to reimburse the lessor for real estate taxes, insurance and maintenance expenses. These leases, including the Hayward and Memphis facility leases, expire at various dates through 2017 and some contain options for renewal. Rent expense under operating leases was $3.8 million, $5.0 million, and $5.0 million in 2006, 2005, and 2004, respectively. In November 2005, we terminated two facility leases in connection with the sale of our San Diego manufacturing facility to Genzyme Corporation and the closure of our former headquarters in Foster City.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2002, we recorded accrued expense for estimated lease exit costs associated with the planned move of our corporate headquarters to South San Francisco, California in March 2003 and the related vacancy in Foster City, California. Based upon updated estimates of the rental market for comparable laboratory and office space, we subsequently revised our estimate of accrued lease exit costs and recorded an additional $1.8 million in 2004 and reversed $0.4 million in 2005 of previously recorded expense. We terminated our facility lease in Foster City, California in November 2005.

Capital lease obligation

During 2002, we amended the lease for our headquarters facility in South San Francisco, California to fund the costs of certain structural components of the facility. As a result of this lease amendment, we were required to account for this lease as a capital lease. At December 31, 2006, we had $49.8 million of capital lease obligations and $38.9 million of related capital lease assets, net of accumulated amortization.

Future minimum payments under non-cancelable operating leases and the capital lease obligation at December 31, 2006 are as follows (in thousands):

		Capital Lease
	Operating Leases	Obligation

Years ending December 31:
2007	$1,894	$5,994
2008	1,966	6,748
2009	1,897	7,018
2010	2,022	7,232
2011	2,721	7,482
2012 and beyond	17,306	52,289

Total minimum payments	$27,806	86,763

Less: Amount representing interest		(36,942)

Present value of future debt payments		49,821
Less: Current portion of future payments		(1,346)

Noncurrent portion of future payments		$48,475

8.	Redeemable Convertible Preferred Stock

In January 2000, we issued shares of Series B redeemable convertible preferred stock pursuant to a call option granted in connection with a previous offering. The number of shares of common stock issuable upon conversion of the shares of Series B preferred stock issued in January 2000 was determined by dividing the market value of the shares to be converted by the lower of a fixed conversion price of $14.53 per share (subject to antidilution provisions), or the average of certain trading prices during the 10 trading days preceding such date of conversion.

In January 2005, all of the 152 then-outstanding shares of our Series B redeemable convertible preferred stock automatically converted into an aggregate of 0.3 million shares of our common stock at a conversion price of $6.895 per share. This conversion occurred in accordance with their terms on the five-year anniversary of their issuance, according to a predetermined formula. Following the conversion, no shares of our Series B preferred stock remained outstanding.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stockholders’ Equity and Stock-Based Compensation

Common stock

In March 2004, we completed a public offering of our common stock. In the offering, we sold 4.3 million shares along with an additional 0.6 million shares pursuant to the exercise over-allotment option by the underwriters, resulting in net proceeds of $57.2 million. In September 2006, we completed an underwritten public offering and sold 5.8 million shares of our common stock, resulting in net proceeds of $25.0 million. These offerings were pursuant to our shelf registration statement filed in February 2003, which allowed us to offer up to $150.0 million of securities in one or more public offerings. Although up to $63.6 million may still be offered under the shelf registration, there can be no assurance that we will be able to issue any of the remaining securities under this shelf registration on acceptable terms, or at all.

Committed Equity Financing Facility

On March 14, 2006, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 8.7 million shares of our common stock or an aggregate of $75.0 million during the next three years. Under the CEFF we are able to draw down in tranches of up to a maximum of 2.5 percent of the closing market value of our common stock on the last trading day prior to the commencement of the draw down, or $15.0 million, whichever is less, subject to certain conditions. The purchase price of these shares is discounted between 6 to 10 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $3.00 per share or at a price below 85% of the closing share price of our stock on the trading day immediately preceding the commencement of the draw down.

In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $9.12 per share. This warrant was exercisable beginning on September 14, 2006 and is exercisable for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: a risk-free rate of 4.68%, a life of 5.5 years, no dividend yield and a volatility of 57%. The estimated fair value of this warrant was $1.3 million which was recorded as a contra-equity amount in additional paid-in capital in March 2006.

During the year ended December 31, 2006, we received net proceeds of $27.9 million from the sale of 6.3 million shares of common stock under the CEFF. At December 31, 2006, we were in the middle of a drawdown under this CEFF and as such, as of December 31, 2006, we were obligated to deliver 0.4 million shares of common stock to Kingsbridge, and Kingsbridge was obligated to pay us $1.2 million for the shares purchased by Kingsbridge but not yet settled under this drawdown. Since these shares were not delivered until January 2007, the par value of these shares is recorded in common stock as shares subscribed, the excess over par is recorded in additional paid in capital, and the $1.2 million subscription receivable is recorded as a reduction to stockholders’ equity. In January 2007, we sold the remaining 2.0 million shares of common stock under this CEFF for net proceeds of $5.9 million. Since inception of this CEFF, we received cumulative net proceeds of $35.0 million from the sale of 8.7 million shares of our common stock.

In February 2007, we entered into a new CEFF with Kingsbridge. See Note 14, “Subsequent Events” for further information.

Stock option plans

Prior to May 2005, we had five approved stock option plans: the 1989, 1992, and 1998 Incentive Stock Option Plans, the 2001 Nonstatutory Option Plan and the 2001 Non-Employee Directors Stock Option Plan (collectively, the Prior Plans). Under the Prior Plans, incentive stock options and non-qualified stock options were granted to eligible employees, directors and consultants to purchase shares of our common stock at no less than the fair market

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the underlying common stock as of the date of grant. Options granted under these plans have a maximum term of ten years and generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48 monthly thereafter. The 1998 Incentive Stock Option Plan replaced the 1989 and 1992 Incentive Stock Option Plans which expired and were retired in 1999 and 2002, respectively.

2005 Equity Incentive Plan:  In May 2005, our stockholders approved the 2005 Equity Incentive Plan (the 2005 Plan) at which time 1.0 million new shares of common stock were authorized for issuance. The 2005 Plan replaced our 1998 Incentive Stock Option Plan, the 2001 Nonstatutory Option Plan and the 2001 Non-Employee Directors Stock Option Plan. Upon approval of the 2005 Plan, shares in the Prior Plans that had been reserved but not issued were reserved for issuance under the 2005 Plan. Since such approval, shares that would otherwise return to the Prior Plans as a result of option cancellations rollover into and are reserved for issuance under the 2005 Plan. No additional grants are made from the Prior Plans.

The 2005 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares and other stock awards to eligible employees, directors and consultants. We generally grant options to purchase shares of common stock under the 2005 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2005 Plan have a maximum term of ten years and generally vest over four years at the rate of 25 percent one year from the date of grant and 1/48 monthly thereafter. As of December 31, 2006, there were 2.4 million shares available for grant under the 2005 Plan.

Adoption of FAS 123R

Stock-based compensation expense recognized during 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total stock-based compensation expense resulting from stock options and ESPP recognized under FAS 123R was as follows (in thousands, except per share data):

Year Ended
December 31,
2006

Research and development	$4,640
General and administrative	1,290

Total stock-based compensation expense	$5,930

Increase in net loss per share-basic and diluted	$(0.12)

As of December 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $7.2 million, which is expected to be recorded to expense over a weighted-average period of 27 months.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information for Period Prior to Adoption of FAS 123R

The following pro forma net loss and net loss per share were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123 for the periods indicated (in thousands except per share data):

	Year Ended December 31,
	2005	2004

Net loss attributed to common stockholders, as reported	$(64,943)	$(97,511)
Deduct:
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9,369)	(13,516)

Pro forma net loss	$(74,312)	$(111,027)

Loss per share:
Basic and diluted loss per common share, as reported	$(1.43)	$(2.23)
Basic and diluted pro forma loss per common share	$(1.64)	$(2.54)

Employee Stock-Based Compensation Valuation Assumptions

The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Options			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004

Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Annual risk free rate of return	4.82%	3.82%	2.67%	4.37%	2.51%	1.72%
Expected volatility	0.57	0.60	0.68	0.48	0.60	0.75
Expected term (years)	5.1	4.0	3.9	1.0	0.5	0.5

In estimating the expected term of the awards, we considered our historical stock option exercise experience, post-vesting termination patterns and term of the stock option awards outstanding. The expected term of employee stock purchase plan rights is the average of the remaining purchase periods under each offering period. The annual risk free rate of return was based on the U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards or of the employee stock purchase plan rights. We based our determination of expected volatility on our historical stock price volatility over the expected term.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity

A summary of the status of our stock option plan at December 31, 2006, 2005 and 2004 and changes during the periods then ended is presented in the table below:

	Year ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(In thousands)		(In thousands)		(In thousands)

Outstanding, beginning of year	8,087	$11.18	7,822	$12.23	6,635	$12.62
Granted	1,640	$5.83	1,758	$6.27	2,131	$11.50
Exercised	(74)	$4.83	(106)	$4.44	(123)	$6.33
Forfeited or expired	(1,285)	$11.87	(1,387)	$11.39	(821)	$14.44

Outstanding, end of year	8,368	$10.08	8,087	$11.18	7,822	$12.23

Exercisable, end of year	6,040	$11.33	5,772	$12.26	4,951	$12.68

Weighted average grant date fair value		$3.15		$3.07		$6.24

The total fair value of options that vested during the year ended December 31, 2006 was $5.4 million. The total intrinsic value of options exercised during the year ended December 31, 2006 was $0.1 million. Cash proceeds from the exercise of stock options were $0.4 million for the year ended December 31, 2006. As of December 31, 2006, the aggregate intrinsic value of the stock options outstanding was zero.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in years)	Price	Exercisable	Price
	(In thousands)			(In thousands)

$3.39-$5.75	1,239	5.3	$4.76	866	$4.86
$5.80-$6.07	1,458	8.1	$6.01	498	$5.96
$6.19-$6.99	1,090	7.8	$6.63	497	$6.67
$7.00-$9.50	1,458	4.0	$8.52	1,318	$8.61
$9.95-$14.04	1,455	6.4	$12.67	1,216	$12.59
$14.07-$19.63	1,302	3.8	$17.15	1,279	$17.20
$19.88-$42.63	366	4.2	$25.29	366	$25.29

	8,368	5.8	$10.08	6,040	$11.33

Employee stock purchase plan

The 2002 Employee Stock Purchase Plan (“the Purchase Plan”) was approved by the stockholders in June 2002. The Purchase Plan allows eligible employees to purchase our common stock at 85 percent of the fair value at certain specified dates. Employee contributions are limited to 10 percent of compensation or $25,000, whichever is less. On June 20, 2006, our stockholders approved the amendment to the Purchase Plan to increase the maximum number of shares of common stock by which the total number of shares authorized for issuance under the plan

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

automatically increases each year from 0.1 million to 0.3 million shares, which increase was effective immediately. As of December 31, 2006, a total of 0.8 million shares of common stock have been authorized for issuance under the Purchase Plan. The Purchase Plan allows for annual increases in the number of shares authorized for issuance under the Purchase Plan to be added on the first day of each of our fiscal years beginning in 2006, equal to the lesser amount of (a) 0.3 million shares, (b) 1/2 percent of the outstanding additional shares on such date, or (c) an amount determined by the Board of Directors. As of December 31, 2006, 0.7 million shares have been issued pursuant to the Purchase Plan. During 2006, 0.2 million shares were sold under the plan for a total price of $0.8 million. The compensation expense related to the plan during 2006 was $0.5 million.

Non-employee stock-based compensation

We recorded $0.1 million in each of 2006, 2005 and 2004 for non-employee stock-based compensation for grants of stock options to consultants. These amounts were based upon the fair value of the vested portion of the grants. Additional compensation will be recorded in future periods for the remaining unvested portion of these option grants.

Stockholder rights plan

In July 1995, the Board of Directors approved a stockholder rights plan under which stockholders of record on August 21, 1995 received one preferred share purchase right for each outstanding share of our common stock. In July 2000, we made certain technical changes to amend the plan and extend the life of the plan until 2010. The rights are exercisable only if an acquirer purchases 15 percent or more of our common stock or announces a tender offer for 15 percent or more of our common stock. Upon exercise, holders other than the acquirer may purchase our stock at a discount. The Board of Directors may terminate the rights plan at any time or under certain circumstances redeem the rights.

Common shares reserved for future issuance

At December 31, 2006, we had reserved shares of common stock for potential future issuance as follows: 15.9 million shares upon conversion of convertible senior notes, 10.9 million for exercises under the Company’s stock option plans and stock purchase plan, and 2.4 million for future CEFF purchases by Kingsbridge.

10.	Income Taxes

The Company’s provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$(2,798)	$(2,658)	$—
State	—	—	—

	(2,798)	(2,658)	—

Deferred:
Federal	(26,815)	(3,270)	(3,745)
State	—	—	—

	(26,815)	(3,270)	(3,745)

Provision for income taxes	$(29,613)	$(5,928)	$(3,745)

The tax provision recorded in 2006 primarily relates to the realized gain on the sale of 3.0 million shares of Abgenix common stock and $2.8 million of additional interest for tax contingencies. The tax provision recorded in

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 relates to the realized gain on the sale of 3.7 million shares of Abgenix common stock partially offset by tax benefits related to unrealized gains on Abgenix common stock and $2.6 million of additional interest for tax contingencies. The tax provision recorded in 2004 relates to the realized gain on the sale of 0.8 million shares of Abgenix common stock.

A reconciliation of the Company’s recorded income tax benefit (provision) to the U.S. statutory rate follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Tax benefit at U.S. statutory rate	$18,661	$20,654	$32,783
Change in valuation allowance	(20,969)	(23,357)	(43,998)
Research and development tax credits	2,865	2,739	2,389
Tax effect of realized and unrealized (gains) losses on available-for-sale-securities recorded in other comprehensive income	(26,815)	(3,270)	5,094
Interest on tax contingencies	(2,798)	(2,658)	—
Other	(557)	(36)	(13)

Provision for income taxes	$(29,613)	$(5,928)	$(3,745)

As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $348.8 million, which will expire on various dates between 2007 and 2026, if not utilized. As of December 31, 2006, we had federal research and development tax credits of $17.1 million, which will expire on various dates between 2007 and 2026. As of December 31, 2006, we had net operating loss carryforwards for California state income tax purposes of $65.4 million, which will expire on various dates between 2012 and 2016. As of December 31, 2006, we had California state research and development tax credits of $18.6 million, which do not expire. We also had Manufacturer Investment Credits of $0.1 million which expire in 2010 and 2011. Utilization of the net operating loss and credit carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$125,366	$108,372
Research credit carryforwards	29,262	24,573
Capitalized research and development, net of amortization	13,366	11,347
Other accruals and reserves	3,771	1,654

Net deferred tax assets	171,765	145,946
Valuation allowance	(171,765)	(118,961)

	—	26,985
Deferred tax liabilities:
Depreciation	—	(2,555)
Unrealized gain on investments, including Abgenix, Inc.	—	(24,430)

Net deferred tax	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance increased by $52.8 million, $25.4 million and $45.5 million, in 2006, 2005 and 2004, respectively.

In July 2005, the IRS issued a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses that the Company deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals level. We are currently negotiating with the IRS for a conclusion to this matter. We had previously recorded a liability of $32.6 million for this and other federal and state tax contingencies, including estimated interest expenses, at December 31, 2005 and accrued an additional $2.8 million of interest related to these tax contingencies in 2006. If we are unsuccessful in our negotiations with the IRS, then potentially the liability for federal and state tax contingencies could be significantly higher than the $35.4 million that has been recorded as of December 31, 2006.

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

11.  401(k) Plan

We sponsor a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full time employees (“401K Plan”). Participating employees may contribute up to the annual Internal Revenue Service contribution limit. Our 401K Plan also provides for employer matching contributions up to an annual limit of $3,000 per employee. Our 401K Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by the employees and by us, and income earned on the contributions are not taxable to employees until withdrawn from the plan. Contributions by us are tax deductible when made. At the discretion of each participant, the assets of our 401K Plan are invested in any of twelve different investment options.

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The employer matching contribution is invested in the same investment options selected by the employee for their individual contributions. The employer matching contributions vest ratably over three years. We contributed $0.8 million in 2006 in employer matching contributions and $0.9 million in each of 2005 and 2004.

12.	Related Party

Transactions with related parties are under terms no less favorable to us than those with other customers.

Ceregene:  Ceregene, Inc. (“Ceregene”) was previously our majority-owned subsidiary. In August 2004, July 2005, and April 2006, respectively, Ceregene announced an initial, second and third closing of its Series B preferred stock financing. We participated through the pro rata conversion of an outstanding bridge loan to Ceregene and related accrued interest into shares of Ceregene’s Series B preferred stock. As of December 31, 2006, our ownership percentage was approximately 24% of Ceregene’s capital stock on a fully diluted basis. In January 2007, we participated in Ceregene’s Series C preferred financing resulting in our ownership percentage being reduced to approximately 17% on a fully diluted basis. As of December 31, 2006, there was no remaining principal balance of the bridge loan outstanding to Ceregene compared to $1.8 million at December 31, 2005.

We account for our investment in Ceregene under the equity method of accounting for investments. In 2006 and 2005, we recorded revenue from Ceregene of $0.1 million for each year. For the four months ended December 31, 2004, we recorded revenue from Ceregene of $0.8 million under a contract manufacturing arrangement and technology license revenue of $0.2 million under the same agreement. During the periods presented, we did not recognize losses from Ceregene nor do we expect to recognize future losses from Ceregene, as the net book value of our investment in Ceregene is zero.

We have guaranteed certain secured indebtedness of Ceregene totaling less than $0.1 million until May 2007. We have accrued less than $0.1 million related to this guarantee as of December 31, 2006.

Caliper Life Sciences:  We paid approximately $0.2 million in each of the years ended December 31, 2006 and 2005 for license fees to Xenogen Corporation, which was acquired by Caliper Life Sciences in August 2006. The former Chairman and CEO of Xenogen is now on the Board of Directors of Caliper Life Sciences and is also a member of our Board of Directors.

13.	Selected Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Quarterly Results of Operations	2006	2006	2006	2006
	(Unaudited)
	(In thousands, except per share amounts)

Revenue	$176	$1,046	$52	$90
Research and development expenses	25,314	23,203	23,196	24,633
General and administrative expenses	5,045	4,308	4,335	4,435
Restructuring charges	(17)	(40)	—	(25)
Gain on sale of Abgenix, Inc. common stock	62,677	—	—	—
Net income (loss)	4,014	(27,892)	(28,801)	(30,250)
Basic net income (loss) per share	0.09	(0.60)	(0.57)	(0.54)
Diluted net income (loss) per share	0.08	(0.60)	(0.57)	(0.54)

CELL GENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Quarterly Results of Operations	2005	2005	2005	2005
	(Unaudited)
	(In thousands, except per share amounts)

Revenue	$1,646	$2,782	$71	$85
Research and development expenses	24,843	23,199	23,333	21,030
General and administrative expenses	3,763	3,945	3,648	4,986
Restructuring charges	—	853	744	753
Gain on sale of Abgenix, Inc. common stock	—	—	6,293	48,830
Net income (loss)	(29,311)	(27,416)	(27,268)	19,056
Basic net income (loss) per common share	(0.65)	(0.60)	(0.60)	0.42
Diluted net income (loss) per common share	(0.65)	(0.60)	(0.60)	0.33

Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted net income (loss) per share amounts.

14.	Subsequent Events

On February 5, 2007, we entered into a new CEFF with Kingsbridge (“2007 CEFF”), pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of our common stock or an aggregate of $75.0 million during the next three years. We can draw down the 2007 CEFF in tranches of up to a maximum of 2.5 percent of the closing market value of our common stock on the last trading day prior to the commencement of the draw down, or $15.0 million, whichever is less, subject to certain conditions. No more than once per fiscal quarter, we can draw down up to 3.5% of our market capitalization but still subject to the $15 million limit. The purchase price of these shares will be at a 6 to 10 percent discount from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $1.75 per share or at a price below 85% of the closing share price of our stock on the trading day immediately preceding the commencement of the draw down.

In connection with the 2007 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $4.68 per share, which represents a 45% premium over the average of the closing bid prices of our common stock during the 5 days preceding the signing of the agreement. The estimated fair value of this warrant was $0.6 million and was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: a risk-free rate of 4.80%, a life of 5.5 years, no dividend yield and a volatility of 55%. This warrant is exercisable beginning on August 5, 2007 and is exercisable for a period of five years thereafter.

On February 5, 2007, we filed a shelf registration statement with the SEC with respect to the resale of up to 12.0 million shares of common stock pursuant to the 2007 CEFF and underlying warrant. This registration statement was declared effective by the SEC on February 14, 2007. As of March 1, 2007, we received net proceeds of $5.4 million from the sale of 1.7 million shares of common stock under the 2007 CEFF.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in our internal controls during the fiscal quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our assessment of our internal control over financial reporting. This report appears on page 41 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) The information required by this Item concerning our directors is incorporated by reference to our Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year (the “2007 Proxy Statement”).

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

The information required by this Item is incorporated by reference to our 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management, as well as equity compensation plans, is incorporated by reference to the information set forth in the sections “Beneficial Owners and Management’s Ownership of Cell Genesys Stock” and “Equity Compensation Plan Information” in our 2007 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

1.	Index to Financial Statements

2.	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

Number		Note	Description

2.1		(1)	Agreement and Plan of Merger and Reorganization, dated as of January 12, 1997, among Cell Genesys, S Merger Corp. and Somatix Therapy Corporation.
3.1		(2)	Restated Certificate of Incorporation.
3.2		(3)	Certificate of Amendment to Restated Certificate of Incorporation.
3.3		(2)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
3.4		(2)	Certificate of Amendment to Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
3.5		(2)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock.
3.6		(4)	Bylaws.
4.1		(5)	Amended and Restated Preferred Shares Rights Agreement, dated as of July 26, 2000 between Cell Genesys and Fleet National Bank.
4.2		(6)	Indenture dated as of October 20, 2004 by and between Cell Genesys and U.S. Bank National Association.
10	.1†	(7)	Form of Indemnification Agreement for Directors and Officers.
10.6		(7)	License Agreement dated August 13, 1990 between Cell Genesys and the University of North Carolina at Chapel Hill.
10.9		(7)	License Agreement dated June 28, 1991 between Cell Genesys and the University of Utah Research Foundation.
10	.10†	(8)	Amended Employment Agreement with Stephen A. Sherwin, M.D.
10.11		(9)	Research and Development Leases between Cell Genesys and Drawbridge/Forbes LLC, dated March 3, 2001.
10.12		(3)	Lease Agreement dated June 29, 2000 between Lincoln-RECP Industrial OPCO, LLC and Cell Genesys, First Amendment to Lease Agreement dated January 2, 2001 between F & S Hayward, LLC and Cell Genesys and Lease Agreement dated January 7, 2002 between F & S Hayward II, LLC and Cell Genesys for premises located at 24570 Clawiter Road, Hayward, California.
10	.13†	(10)	2001 Nonstatutory Stock Option Plan.

Number		Note	Description

10	.14†	(11)	2002 Employee Stock Purchase Plan.
10	.15†	(12)	Form of Change of Control Severance Agreement.
10	.16†	(13)	Amended and Restated 1998 Incentive Stock Plan.
10.19		(14)	Industrial Lease Agreement dated February 1, 2002, between Shelby Drive Corporation, and Cell Genesys for property located at 4600 Shelby Drive, Suite 108, Memphis, Tennessee.
10	.21*	(15)	License Agreement dated June 7, 2002 between Transkaryotic Therapies, Inc. and Cell Genesys, Inc.
10	.22*	(16)	Patent Assignment and License Agreement dated July 23, 2003 between Cell Genesys, Novartis AG and Genetic Therapy Inc.
10	.23*	(17)	Product Development and Option Agreement dated July 23, 2003 between Cell Genesys and Novartis Pharma AG.
10.24		(18)	Standstill and Registration Rights Agreement dated July 23, 2003 between Cell Genesys, Novartis AG and Genetic Therapy, Inc.
10.25		(19)	Resale Registration Rights Agreement dated as of October 20, 2004 among Cell Genesys and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the initial purchaser.
10	.26†	(20)	Contract of Employment dated February 25, 2005 between Robert J. Dow and Cell Genesys.
10	.27†	(21)	Change of Control Severance Agreement dated May 2, 2005 between Robert J. Dow and Cell Genesys.
10	.28†	(22)	2005 Equity Incentive Plan.
10	.29†	(23)	Employee Stock Purchase Plan, as amended.
10.30		(24)	Common Stock Purchase Agreement dated March 14, 2006 between Cell Genesys and Kingsbridge Capital Limited.
10.31		(25)	Registration Rights Agreement dated March 14, 2006 between Cell Genesys and Kingsbridge Capital Limited.
10.32		(26)	Warrant Issued to Kingsbridge Capital Limited.
10.33		(27)	Common Stock Purchase Agreement dated February 5, 2007 between Cell Genesys and Kingsbridge Capital Limited.
10.34		(28)	Registration Rights Agreement dated February 5, 2007 between Cell Genesys and Kingsbridge Capital Limited.
10.35		(29)	Warrant Issued to Kingsbridge Capital Limited.
12.1		(30)	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
21.1		(30)	Subsidiaries of Cell Genesys, Inc.
23.1		(30)	Consent of Independent Registered Public Accounting Firm.
31.1		(30)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.
31.2		(30)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Sarbanes-Oxley Act of 1934, as amended.
32.1		(31)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to specific portions of this exhibit.

†	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(1)	Incorporated by reference to Exhibit 2.1 filed with the Company’s Form 8-K dated January 12, 1997.

(2)	Incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-3/A (Reg. No. 333-102122) filed with the SEC on January 30, 2003.

(3)	Incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(4)	Incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(5)	Incorporated by reference to the Company’s Form 8-A12G/A dated July 28, 2000.

(6)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-3 (Reg. No. 333-121732) filed with the SEC on December 29, 2004.

(7)	Incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (Reg. No. 33-46452) as amended.

(8)	Incorporated by reference to Exhibit 10.20 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

(9)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(10)	Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (Reg. No. 333-91796) filed with the SEC on July 2, 2002.

(11)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (Reg. No. 333-91796) filed with the SEC on July 2, 2002.

(12)	Incorporated by reference to Exhibit 10.26 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(13)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(14)	Incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(15)	Incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002 (filed July 30, 2003).

(16)	Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(17)	Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(18)	Incorporated by reference to Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(19)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-3 (Reg. No. 333-121732) filed with the SEC on December 29, 2004.

(20)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(21)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(22)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (Reg. No. 333-127158) filed with the SEC on August 3, 2005.

(23)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated June 21, 2006.

(24)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated March 15, 2006.

(25)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K dated March 15, 2006.

(26)	Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K dated March 15, 2006.

(27)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated February 5, 2007.

(28)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K dated February 5, 2007.

(29)	Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K dated February 5, 2007.

(30)	Filed herewith.

(31)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of March 2007.

Cell Genesys, Inc.

By:	/s/ SHARON E. TETLOW
Sharon E. Tetlow
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ MARC L. BELSKY
Marc L. Belsky
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Sherwin, M.D. Stephen A. Sherwin, M.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ Sharon E. Tetlow Sharon E. Tetlow	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ Marc L. Belsky Marc L. Belsky	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

/s/ David W. Carter David W. Carter	Director	March 1, 2007

/s/ Nancy M. Crowell Nancy M. Crowell	Director	March 1, 2007

/s/ James M. Gower James M. Gower	Director	March 1, 2007

/s/ John T. Potts, Jr., M.D. John T. Potts, Jr., M.D.	Director	March 1, 2007

/s/ Thomas E. Shenk, Ph.D. Thomas E. Shenk, Ph.D.	Director	March 1, 2007

/s/ Eugene L. Step Eugene L. Step	Director	March 1, 2007

/s/ Inder M. Verma, Ph.D. Inder M. Verma, Ph.D.	Director	March 1, 2007

/s/ Dennis L. Winger Dennis L. Winger	Director	March 1, 2007