Form 10-Q
period 2007-03-31
CELL GENESYS INC
filed 2007-05-10
CIK 865231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period From                      to
Commission File Number: 0-19986
CELL GENESYS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3061375
(State or other jurisdiction of	(I.R.S. employer identification
incorporation or organization)	number)

500 Forbes Boulevard, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
As of April 30, 2007, the number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, was 72,953,377.

CELL GENESYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Cell Genesys, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,988	$23,692
Short-term investments	118,676	127,492
Prepaid expenses and other current assets	2,571	3,481

Total current assets	138,235	154,665
Restricted cash and investments	2,890	2,890
Property and equipment, net	126,558	129,643
Unamortized debt issuance costs and other assets	3,843	3,969

Total assets	$271,526	$291,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,998	$2,360
Accrued compensation and benefits	3,176	5,820
Other accrued liabilities	8,009	6,378
Current portion of accrued income taxes	21,025	35,410
Current portion of capital lease obligation	1,427	1,346

Total current liabilities	35,635	51,314
Other liabilities	3,012	2,851
Non-current portion of accrued income taxes	11,702	—
Non-current portion of capital lease obligation	48,047	48,475
Convertible senior notes	145,000	145,000
Commitments and contingencies
Stockholders’ equity:
Common stock	62	58
Additional paid-in capital	449,735	436,888
Stock subscription receivable	—	(1,200)
Accumulated other comprehensive loss	(377)	(378)
Accumulated deficit	(421,290)	(391,841)

Total stockholders’ equity	28,130	43,527

Total liabilities and stockholders’ equity	$271,526	$291,167

See accompanying notes

Cell Genesys, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2007	2006
	(in thousands, except per
	share data)
Revenue	$1,273	$176
Operating expenses:
Research and development	24,015	25,314
General and administrative	5,245	5,028

Total operating expenses	29,260	30,342

Loss from operations	(27,987)	(30,166)
Other income (expense):
Gain on sale of Abgenix, Inc. common stock	—	62,677
Interest and other income	1,922	1,560
Interest expense	(2,599)	(2,622)

Income (loss) before income taxes	(28,664)	31,449
Income tax provision	(785)	(27,435)

Net income (loss)	$(29,449)	$4,014

Net income (loss) per share:
Basic	$(0.49)	$0.09

Diluted	$(0.49)	$0.08

Shares used in per share calculation:
Basic	60,649	45,619

Diluted	60,649	61,930

See accompanying notes

Cell Genesys, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(29,449)	$4,014
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,659	3,606
Gain from sale of property and equipment	(3)	—
Stock-based compensation expense	1,272	1,379
Gain on sale of Abgenix, Inc. common stock	—	(62,677)
Deferred income tax provision	—	26,808
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,015	(358)
Accounts payable	(362)	(412)
Accrued compensation and benefits	(2,644)	(1,236)
Other accrued liabilities	1,785	3,061
Accrued income taxes	(2,683)	627

Net cash used in operating activities	(27,410)	(25,188)

Cash flows from investing activities:
Purchases of short-term investments	(50,804)	(16,615)
Maturities of short-term investments	59,621	19,547
Sales of short-term investments	—	6,501
Capital expenditures	(550)	(599)
Proceeds from sale of property and equipment	7	—
Proceeds from sale of Abgenix, Inc. common stock	—	65,425

Net cash provided by investing activities	8,274	74,259

Cash flows from financing activities:
Net proceeds from committed equity financing facility	12,354	—
Proceeds from Employee Stock Purchase Plan and exercise of stock options	425	584
Payments under capital lease obligation	(347)	(250)

Net cash provided by financing activities	12,432	334

Net increase (decrease) in cash and cash equivalents	(6,704)	49,405
Cash and cash equivalents at the beginning of the period	23,692	54,221

Cash and cash equivalents at the end of the period	$16,988	$103,626

See accompanying notes

Cell Genesys, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period.
     The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 10-K for the year ended December 31, 2006.
     Principles of consolidation
     The consolidated financial statements include the accounts of Cell Genesys and all wholly owned subsidiaries. Material intercompany accounts and transactions have been eliminated.
     Segment reporting
     Our operations are treated as one operating segment, as we report profit and loss information only on an aggregate basis to the chief operating decision-makers.
     Use of estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, assumptions and estimates that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.
     Recently issued accounting standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting FAS 157 on our consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting FAS 159 on our consolidated financial statements.
2. Net Income (Loss) Per Share
     Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share includes the impact of potentially dilutive securities.

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Numerator:
Net income (loss) used in the calculation of basic earnings (loss) per share	$(29,449)	$4,014
Interest expense on convertible senior notes	—	1,133

Net income (loss) used in calculation of diluted earnings (loss) per share	$(29,449)	$5,147

Denominator:
Weighted-average shares outstanding used in per share calculation of basic earnings (loss) per share	60,649	45,619
Effect of dilutive securities:
Convertible senior notes	—	15,934
Dilutive options	—	377

Weighted-average shares outstanding used in per share calculation of diluted earnings (loss) per share	60,649	61,930

     For the three months ended March 31, 2007, the effect of the assumed conversion of our convertible senior notes, options and warrants were 15.9 million shares, 9.0 million shares and 0.8 million shares, respectively, and have all been excluded from the above computations as the shares would be anti-dilutive since we incurred a net loss in that period. For the three months ended March 31, 2006, options to purchase approximately 8.3 million shares of common stock were also outstanding. These options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during the three months ended March 31, 2006; therefore, their effect was anti-dilutive. Additionally, a warrant to purchase 0.4 million shares, issued in connection with a committed equity financing facility in March 2006 was excluded from the calculation of diluted shares outstanding as these warrant shares were also anti-dilutive.
3. Comprehensive Loss
     Comprehensive loss is comprised of net income (loss) and other comprehensive loss. Other comprehensive loss includes certain changes to our stockholders’ equity that are excluded from net income (loss). Other comprehensive loss includes solely unrealized gains or losses on our available-for-sale securities, including our holdings of Abgenix, Inc. common stock in 2006, net of related tax. The following table presents the calculation of comprehensive loss:

	Three months ended March 31,
	2007	2006
	(in thousands)
Net income (loss)	$(29,449)	$4,014
Other comprehensive loss:
Change in unrealized gain on investments, net of tax	1	970
Reclassification adjustment for gains recognized in net income (loss), net of tax	—	(35,216)

Comprehensive loss	$(29,448)	$(30,232)

4. Stock-Based Compensation
     Stock-based compensation expense recognized during the three months ended March 31, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     Stock-based compensation expense recognized under FAS 123R was as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per share data)
Research and development	$1,003	$1,063
General and administrative	269	316

Total stock-based compensation expense	$1,272	$1,379

Effect on earnings per share:
Basic	$0.02	$0.03

Diluted	$0.02	$0.02

     As of March 31, 2007, total compensation cost related to nonvested stock options not yet recognized was $7.4 million, which is expected to be allocated to expense over a weighted-average period of 28 months.

Valuation Assumptions
     The employee stock-based compensation expense recognized under FAS 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Three months ended
	March 31,
	2007	2006
Dividend yield	0.00%	0.00%
Annual risk free rate of return	4.54%	4.82%
Expected volatility	0.55	0.57
Expected term (years)	5.16	5.08
     In estimating the expected term, we considered our historical stock option exercise experience, post vesting termination pattern and term of the options outstanding. We based our determination of expected volatility on our historical stock price volatility over the expected term.
5. Related Parties
     The accounting policies we apply to our transactions with our related parties are consistent with those applied in transactions with independent third-parties.
     Ceregene: Ceregene, Inc. (“Ceregene”) was previously our majority-owned subsidiary. In August 2004, July 2005, and April 2006, respectively, Ceregene announced an initial, second and third closing of its Series B preferred stock financing. We participated through the pro rata conversion of an outstanding bridge loan to Ceregene and related accrued interest into shares of Ceregene’s Series B preferred stock. In January 2007, we participated in Ceregene’s Series C preferred financing, by acquiring 1.8 million shares of Series C in exchange for an exclusive license of intellectual property. As a result, we now own approximately 17% on a fully diluted basis. We did not record a gain on the exchange because the assets exchanged with Ceregene are nonmonetary and the carrying value of the intangible assets we used as consideration had no carrying value and no determinable value.
     We account for our investment in Ceregene under the equity method of accounting for investments. The Chairman of our Board of Directors and CEO is also the Chairman of Ceregene’s Board of Directors. For the three months ended March 31, 2007 and 2006, we recorded revenue of $13,000 and $31,000, respectively, from Ceregene. We did not recognize losses from Ceregene in either period, nor do we expect to recognize future losses from Ceregene, as the net book value of our investment in Ceregene is zero. We have guaranteed certain secured indebtedness of Ceregene totaling $9,000 until May 2007.
     Caliper Life Sciences: The former Chairman and CEO of Xenogen, a related party, which was acquired by Caliper Life Sciences in August 2006, is now on the Board of Directors of Caliper Life Sciences and is also a member of our Board of Directors. We did not pay anything to Caliper Life Sciences during the three months ended March 31, 2007. We paid $9,000 to Caliper Life Sciences during the three months ended March 31, 2006.
6. Income Taxes
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     On January 1, 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $25.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we had $22.6 million of unrecognized tax benefits. Our policy is to account for interest and penalties in the income tax provision in the consolidated statement of operations. At the adoption date of January 1, 2007, we had $10.4 million of accrued interest and zero penalties related to tax contingencies recorded in the consolidated balance sheet. At March 31, 2007, we had accrued approximately $10.1 million of interest and zero penalties related to tax contingencies.

     The $0.8 million tax provision recorded for the three months ended March 31, 2007 is related to additional accrued interest for tax contingencies. The tax provision recorded for the three months ended March 31, 2006 is primarily related to the realized gain on the sale of 3.0 million shares of Abgenix common stock and $0.6 million of additional interest recorded for tax contingencies.
     In July 2005, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses that the Company deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals level. In March 2007, we made a $3.5 million prepayment to the IRS related to these tax contingencies.
     On May 7, 2007, we received a letter from the IRS stating that the Joint Committee on Taxation had taken no exception to the conclusions that the Appeals Office of the IRS had reached with respect to the tax years 2000, 2001 and 2002, and that the case was being forwarded to the IRS Appeals Processing Services unit for processing. This letter represented the final settlement of the abovementioned NOPA for an amount of approximately $3.5 million, comprised of $2.3 million in federal tax and $1.2 million in interest. This settlement was paid in full by our March 2007 prepayment of $3.5 million to the IRS. As a result of this final settlement with the IRS during May 2007, the current portion of accrued income taxes will decrease by $21 million in the second quarter of 2007. The $21 million is comprised of $14.5 million of unrecognized tax benefits and $6.5 million of accrued interest. It is reasonably possible that in the next 12 months the state portion of the FIN 48 liability will materially change. The final outcome of this matter is not yet determinable. Federal tax returns for the years subsequent to 2002 and state tax returns for the years subsequent to 1999 are subject to future examination by tax authorities.
7. Committed Equity Financing Facility
     2006 CEFF: On March 14, 2006, we entered into a Committed Equity Financing Facility (“2006 CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 8.7 million shares of our common stock or an aggregate of $75.0 million during the following three years.
     In connection with the 2006 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $9.12 per share. This warrant was exercisable beginning on September 14, 2006 and is exercisable for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: a risk-free rate of 4.68%, a life of 5.5 years, no dividend yield and a volatility of 57%. The estimated fair value of this warrant was $1.3 million which was recorded as a contra-equity amount in additional paid-in capital in March 2006.
     During the year ended December 31, 2006, we received net proceeds of $27.9 million from the sale of 6.3 million shares of common stock under the 2006 CEFF. At December 31, 2006, we were in the middle of a drawdown under this CEFF and as such, as of December 31, 2006, we were obligated to deliver 0.4 million shares of common stock to Kingsbridge, and Kingsbridge was obligated to pay us $1.2 million for the shares purchased by Kingsbridge but not yet settled under this drawdown. Since these shares were not delivered until January 2007, the par value of these shares was recorded in common stock as shares subscribed, the excess over par was recorded in additional paid in capital, and the $1.2 million subscription receivable was recorded as a reduction to stockholders’ equity at December 31, 2006. In January 2007, we sold the remaining 2.0 million shares of common stock under this CEFF for net proceeds of $5.9 million. Since inception of the 2006 CEFF, we received cumulative net proceeds of $35.0 million from the sale of 8.7 million shares of our common stock.
     2007 CEFF: On February 5, 2007, we entered into a new CEFF with Kingsbridge (“2007 CEFF”), pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of our common stock or an aggregate of $75.0 million during the next three years. We can draw down the 2007 CEFF in tranches of up to a maximum of 2.5 percent of the closing fair market value of our common stock on the last trading day prior to the commencement of the draw down, or $15.0 million, whichever is less, subject to certain conditions. No more than once per fiscal quarter, we can draw down up to 3.5% of our market capitalization but still subject to the $15 million limit. The purchase price of these shares will be at a 6 to 10 percent discount from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $1.75 per share or at a price below 85% of the closing share price of our stock on the trading day immediately preceding the commencement of the draw down.
     In connection with the 2007 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $4.68 per share, which represents a 45% premium over the average of the closing bid prices of our common stock during the five days preceding the signing of the agreement. This warrant is exercisable beginning on August 5, 2007 and is exercisable for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: a risk-free rate of 4.80%, a life of 5.5 years, no dividend yield and a volatility of 55%. The estimated fair value of this warrant was $0.6 million which was recorded as a contra-equity amount in additional paid-in capital in February 2007.
     On February 5, 2007, we filed a registration statement on Form S-3 with the SEC with respect to the resale of up to 12.0 million shares of common stock pursuant to the 2007 CEFF and underlying warrant. This registration statement was declared effective by the SEC on February 14, 2007. As of March 31, 2007, we received net proceeds of $5.2 million from the sale of 1.7 million shares of common stock under the 2007 CEFF.
8. Subsequent Events
     On April 16, 2007, we raised net proceeds of $55.2 million in a registered direct offering, after deducting placement agents’ fees and estimated stock issuance costs of $4.8 million, from the sale of 10.8 million shares of our common stock at $5.55 per share and warrants to purchase 2.2 million shares of our common stock at a price of $7.18 per share. The offering was made pursuant to our effective 2003 shelf registration statement on Form S-3. These warrants are exercisable beginning October 12, 2007 and are exercisable for a period of four and a half years thereafter. The fair value of the warrants was determined to be $5.3 million on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: a risk-free rate of 4.66%, a life of 5.0 years, no dividend yield and a volatility of 57%.
     On May 7, 2007, we received a letter from the IRS finalizing the settlement of the July 2005 Notice of Proposed Adjustment from the IRS. The settlement was for approximately $3.5 million. The $3.5 million settlement had been prepaid to the IRS in March 2007 and is comprised of $2.3 million in federal tax and $1.2 million in interest. As a result of this final settlement with the IRS during May 2007, the current portion of accrued income taxes will decrease by $21 million in the second quarter of 2007. The $21 million is comprised of $14.5 million of unrecognized tax benefits and $6.5 million of accrued interest. See Note 6, “Income Taxes” for further information.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks that may affect us under “Other Factors Affecting Future Operations” below. We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 and in other documents filed by us from time to time with the Securities and Exchange Commission.
Overview
     We are a biotechnology company focused on the development and commercialization of novel biological therapies for patients with cancer. We are currently developing cell-based cancer immunotherapies and oncolytic virus therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been modified to impart disease-fighting characteristics that are not found in conventional chemotherapeutic agents. As part of our GVAXtm cancer immunotherapy programs, we are conducting two Phase 3 clinical trials in prostate cancer and Phase 2 trials in each of pancreatic cancer and leukemia. We initiated our Phase 3 clinical trials for GVAX immunotherapy for prostate cancer in July 2004 and June 2005, each under a Special Protocol Assessment (SPA) with the United States Food and Drug Administration (FDA). In May 2006, we were granted Fast Track designation for GVAX immunotherapy for prostate cancer by the FDA. Fast Track designation can potentially facilitate development and expedite the review of a Biologics License Application (BLA). In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG, we are conducting a multiple dose Phase 1 clinical trial of CG0070 in recurrent bladder cancer. We also have other preclinical oncolytic virus therapy programs, including CG5757, evaluating potential therapies for multiple types of cancer.
First Quarter 2007 and Other Recent Highlights:
•
A Phase 2 clinical trial of GVAX immunotherapy for pancreatic cancer is currently being conducted by the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins in 60 patients with resectable pancreatic cancer who received the immunotherapy after surgical resection of their tumor and standard adjuvant radiation and chemotherapy. We reported updated results from this trial at the January 2007 American Society of Clinical Oncology (ASCO) Gastrointestinal Cancers Symposium that showed a median survival of 26.8 months. This compares favorably with published historical data from multiple single-arm and randomized studies in patients undergoing pancreatic cancer surgery and adjuvant therapy for whom the median survival has been reported to be in the range of 17 to 22 months, including the most recently reported results for gemcitabine chemotherapy.

•
Announced encouraging follow-up data from the ongoing Phase 1 clinical trial of Cell Genesys’ GVAX immunotherapy for prostate cancer, administered in combination with Medarex’s fully human anti-CTLA-4 antibody, ipilimumab (MDX-010). Medarex is jointly developing ipilimumab with Bristol-Myers Squibb Company. Data from this Phase 1 clinical trial was presented at the February 2007 ASCO Prostate Cancer Symposium. Twelve patients with advanced prostate cancer have completed treatment to date, including six patients who received the combination therapy at the therapeutic doses currently being evaluated in both GVAX and ipilimumab Phase 3 clinical trials. Antitumor activity was observed in five of these six patients, including greater than 50% reductions in prostate-specific antigen (PSA) levels that were maintained in four of these patients for at least six months with two patients having greater than 95% reductions. Moreover, clinical evidence of antitumor activity was observed in three of the five PSA responders. All five patients with PSA declines experienced immune-mediated endocrine deficiencies which were similar in type to those previously reported for ipilimumab and were successfully treated with standard hormone replacement therapy. This dose-escalation combination trial is currently expected to enroll a total of approximately 25 to 30 patients.

•
In February 2007, entered into a new Committed Equity Financing Facility, (“2007 CEFF”) with Kingsbridge Capital Limited, an institutional investor, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $75 million of our common stock. In conjunction with our 2007 CEFF, we issued Kingsbridge a warrant to purchase 0.4 million shares of our common stock at a price of $4.68 per share.

•
Announced final, updated results from our second multi-center Phase 2 trial of GVAX immunotherapy for prostate cancer which evaluated escalating doses of the immunotherapy in 80 patients with metastatic hormone-refractory prostate cancer (HRPC). Additional follow-up of the 22 patients who received the dose that is comparable to that being employed in our ongoing Phase 3 program indicates that the median survival is 35.0 months. We previously reported final median survival results from our first multi-center Phase 2 trial of GVAX immunotherapy for prostate cancer in 34 patients with metastatic HRPC that showed an overall median survival of 26.2 months. The survival results from the two, independent multi-center Phase 2 clinical trials compare favorably to the previously published median survival of 18.9 months for metastatic hormone-refractory prostate cancer patients treated with Taxotere(R) (docetaxel) chemotherapy plus prednisone, the current standard of care for these patients. Our ongoing Phase 3 program is designed to confirm this potential survival benefit for GVAX immunotherapy for prostate cancer.

•
In April 2007, raised gross proceeds of $60 million in a registered direct offering of 10.8 million shares of our common stock at $5.55 per share and warrants to purchase 2.2 million shares of our common stock at a price of $7.18 per share with selected institutional investors.

•
Reported at the American Association for Clinical Research meeting in April 2007, immune response data from two previously conducted Phase 2 clinical trials of GVAX immunotherapy for prostate cancer. Evaluation of antibody responses in patients with advanced prostate cancer from these studies shows that the GVAX cell-based immunotherapy induces antibody responses to a broad array of prostate cancer-associated antigens, including some not previously known to be associated with prostate cancer. In addition, the antibody responses to this non patient-specific product were predominantly patient-specific and unique from patient to patient, indicating the potential advantage of a cell-based multi-antigen product such as GVAX to generate the broadest and most relevant immune response.

Critical Accounting Policies and the Use of Estimates
     We consider certain accounting policies related to revenue recognition, income taxes and stock-based compensation to be critical accounting policies.
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
     Up-front payments: Up-front payments from our research collaborations include payments for technology transfer and access rights. Non-refundable up-front license fees and other payments under collaboration agreements where we continue involvement throughout development are deferred and recognized on a straight-line or ratable method over the service period unless we determine that another methodology is more appropriate. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.
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
Income taxes
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     On January 1, 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $25.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we had $22.6 million of unrecognized tax benefits. Our policy is to account for interest and penalties in the income tax provision in the consolidated statement of operations. At the adoption date of January 1, 2007, we had $10.4 million of accrued interest and zero penalties related to tax contingencies recorded in the consolidated balance sheet. At March 31, 2007, we had accrued approximately $10.1 million of interest and zero penalties related to tax contingencies.
     The $0.8 million tax provision recorded for the three months ended March 31, 2007 is related to additional accrued interest for tax contingencies. The tax provision recorded for the three months ended March 31, 2006 is primarily related to the realized gain on the sale of 3.0 million shares of Abgenix common stock and $0.6 million of additional interest recorded for tax contingencies.
     In July 2005, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses that the Company deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals level. In March 2007, we made a $3.5 million prepayment to the IRS related to these tax contingencies.
     On May 7, 2007, we received a letter from the IRS stating that the Joint Committee on Taxation had taken no exception to the conclusions that the Appeals Office of the IRS had reached with respect to the tax years 2000, 2001 and 2002, and that the case was being forwarded to the IRS Appeals Processing Services unit for processing. This letter represented the final settlement of the abovementioned NOPA for an amount of approximately $3.5 million, comprised of $2.3 million in federal tax and $1.2 million in interest. This settlement was paid in full by our March 2007 prepayment of $3.5 million to the IRS. As a result of this final settlement with the IRS during May 2007, the current portion of accrued income taxes will decrease by $21 million in the second quarter of 2007. The $21 million is comprised of $14.5 million of unrecognized tax benefits and $6.5 million of accrued interest. It is reasonbly possible that in the next 12 months the state portion of the FIN 48 liability will materially change. The final outcome of this matter is not yet determinable. Federal tax returns for the years subsequent to 2002 and state tax returns for the years subsequent to 1999 are subject to future examination by tax authorities.
     Income tax benefits previously recorded have been based on a determination of deferred tax assets and liabilities and any valuation allowances that might be required against these deferred tax assets. We record a valuation allowance to reduce deferred tax assets to the amounts that are more likely than not to be realized. We consider anticipated future taxable income, and potential tax planning strategies in assessing the need for valuation allowances. Certain of these determinations require judgment on the part of management. If we determine that we will be able to realize deferred tax assets in the future in excess of the carrying value of our net deferred tax assets, adjustments to the deferred tax assets will increase income by reducing tax expense in the period that such determination is reached. Likewise, if we determine that we will not be able to realize all or part of the carrying value of our net deferred tax assets in the future, adjustments to the deferred tax assets will decrease income by increasing tax expense in the period that such determination is reached. Significant estimates are required in determining our income tax benefits. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws and regulations, our future levels of spending for research and development, and changes in our overall level of pre-tax earnings or losses.
Stock-based compensation
     Prior to 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25. Beginning January 1, 2006, we accounted for employee stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Under the provisions of FAS 123R, we estimate the fair value of our employee stock-based awards at the date of grant using the Black-Scholes option valuation model, which requires the use of certain subjective assumptions. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including forfeitures), post-vesting termination patterns and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.
     FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, for the three months ended March 31, 2007 and 2006, we recognized $1.3 million and $1.4 million of stock-based compensation, respectively, in operating expenses. We allocated $1.0 million and $1.1 million of stock-based compensation costs for the three months ended March 31, 2007 and 2006, respectively, to research and development and $0.3 million for the three months ended March 31, 2007 and 2006 to general and administrative expenses. We adopted FAS 123R on a modified prospective basis. The allocation of employee stock-based compensation costs to each operating expense line is estimated based on specific employee headcount information at each grant date and revised, if necessary, in future periods if actual employee headcount information differs materially from those estimates. As a result, the amount of employee stock-based compensation costs we record in future periods in each operating expense line may differ significantly from what we have recorded in the current period. As of March 31, 2007, total compensation cost related to nonvested stock options not yet recognized was $7.4 million, which is expected to be allocated to expense over a weighted-average period of 28 months.
Recently issued accounting standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting FAS 157 on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting FAS 159 on our consolidated financial statements.
Results of Operations
Revenue
     We have derived substantially all of our revenues from collaborative and license agreements, as shown in the following table:

	Three months ended March 31,
	2007	2006
	(in thousands)
sanafi-aventis Group	$1,000	$—
Ceregene, Inc.	13	31
Other	260	145

	$1,273	$176

     Revenue was $1.3 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. We recognized revenue of $1.0 million from sanofi-aventis Group in connection with our gene activation technology license agreement in the quarter ended March 31, 2007. Revenue from licensing arrangements varies from quarter to quarter. Revenue for the three months ended March 31, 2007 included $13,000 of revenue from our previously majority owned subsidiary, Ceregene, Inc., as compared to $31,000 for the corresponding period in 2006.
Research and development expenses
     Research and development expenses were $24.0 million and $25.3 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in the three months ended March 31, 2007 compared to the corresponding period in 2006 is primarily due to the timing of expenses related to the Phase 3 trials of GVAX immunotherapy for prostate cancer.
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
     We expect that our research and development expenditures and headcount will increase in future periods to support our most advanced clinical trials, including our two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer as well as additional product development and manufacturing activities. Additional information concerning our product candidates and their phases of development can be found in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007 and in the First Quarter 2007 and Other Recent Highlights section included under Item 2 of this Quarterly Report on Form 10-Q.
General and administrative expenses
     General and administrative expenses were $5.2 million for the three months ended March 31, 2007 compared to $5.0 million in the corresponding period in 2006. The increase in the three months ended March 31, 2007 compared to the corresponding period in 2006 is primarily due to accounting and other administrative expenses. Future spending for general and administrative costs may increase in order to support our growing infrastructure needs.
Gain on sale of Abgenix common stock
     During the three months ended March 31, 2006, we sold all of our remaining 3.0 million shares of Abgenix common stock for a net gain of $62.7 million.
Interest and other income
     Interest and other income was $1.9 million for the three months ended March 31, 2007 compared to $1.6 million for the corresponding period in 2006. The increase in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is primarily due to higher interest rates.
Interest expense
     Interest expense was $2.6 million for the three months ended March 31, 2007 and 2006. The interest expense is attributed to our capital leases and the interest expense associated with our $145.0 million convertible senior notes issuances.
Income taxes
     We recorded a tax provision of $0.8 million for the three months ended March 31, 2007 compared to $27.4 million for the corresponding period in 2006. The tax provision for the three months ended March 31, 2007 related to additional accrued interest recorded for tax contingencies. The tax provision for the three months ended March 31, 2006 relates primarily to the realized gain on the sale of 3.0 million shares of Abgenix common stock and $0.6 million related to additional interest recorded for tax contingencies.

Liquidity and Capital Resources
     At March 31, 2007, we had approximately $138.6 million in cash, cash equivalents and short-term investments, of which $2.9 million is classified as restricted and is related to letters of credit on our corporate headquarters facility in South San Francisco, California and our cGMP manufacturing facility in Hayward, California. We have maintained our financial position through strategic management of our resources including the sale of Abgenix common stock, funding from various corporate collaborations and licensing agreements and the availability of debt and equity financing.
     In February 2003, our shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which allowed us to offer up to $150.0 million of securities on short notice in one or more public offerings. We used this shelf registration in March 2004 to complete a public offering of 4.9 million shares of our common stock, resulting in net proceeds of $57.2 million. In addition, we used this shelf registration in September 2006 to complete an underwritten public offering of 5.8 million shares of our common stock, resulting in net proceeds of $25.0 million. In April 2007, we used the remaining availability under this shelf registration to raise net proceeds of $55.2 million in a registered direct offering of 10.8 million shares of our common stock at $5.55 per share and warrants to purchase 2.2 million shares of our common stock at a price of $7.18 with selected institutional investors.
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
     In March 2006, we entered into a Committed Equity Financing Facility (“2006 CEFF”) with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 8.7 million shares of our common stock or up to an aggregate of $75.0 million during the following three years. In connection with the 2006 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $9.12 per share exercisable beginning on September 14, 2006 for a period of five years thereafter. In 2006, we received net proceeds of $27.9 million from the sale of 6.3 million shares of our common stock under the 2006 CEFF. At December 31, 2006, we were in the middle of a drawdown under the 2006 CEFF and as such, as of December 31, 2006, we were obligated to deliver 0.4 million shares of common stock to Kingsbridge, and Kingsbridge was obligated to pay us $1.2 million for the shares purchased by Kingsbridge but not yet settled under this drawdown. On January 5, 2007, settlement of this drawdown was completed. In addition, in January 2007, we sold the remaining 2.0 million shares of common stock under the 2006 CEFF for net proceeds of $5.9 million. Since inception of the 2006 CEFF, we received cumulative net proceeds of $35.0 million from the sale of 8.7 million shares of our common stock.
     In February 2007, we entered into a new CEFF (“2007 CEFF”) with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of our common stock or an aggregate of $75.0 million during the next three years. In connection with the 2007 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $4.68 per share exercisable beginning on September 5, 2007 for a period of five years thereafter. As of March 31, 2007, we received net proceeds of $5.2 million from the sale of 1.7 million shares of common stock under the 2007 CEFF.
     Net cash used in operating activities was $27.4 million and $25.2 million for the three months ended March 31, 2007 and 2006, respectively, and is comprised primarily of expenses from product development activities. The increase in cash used during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is primarily due to a $3.5 million tax payment to the IRS in March 2007. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish commercial capabilities for any products that we may develop.
     Net cash provided by investing activities was $8.3 million for the three months ended March 31, 2007 which related primarily to maturities, partially offset by purchases of short-term investments. Net cash provided by investing activities for the three months ended March 31, 2006 was $74.3 million. During the three months ended March 31, 2006, we sold 3.0 million of our Abgenix common stock, resulting in net proceeds of $65.4 million, while short-term investment activities provided $9.4 million.

     Net cash provided by financing activities was $12.4 million for the three months ended March 31, 2007, primarily related to net proceeds of $12.4 million from the sale of 4.1 million shares of our common stock to Kingsbridge. Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2006, primarily related to our employee stock plans.
     Our capital requirements depend on numerous factors, including: the progress and scope of our internally funded research, development, clinical, manufacturing and commercialization activities; our ability to establish new collaborations and the terms of those collaborations; our ability to reach favorable resolutions with respect to potential tax assessments; competing technological and market developments; the time and cost of regulatory approvals; and various other factors. Our ongoing development programs and any increase in the number and size of programs and trials will reduce our current cash resources and potentially create further need to raise additional capital. Therefore, we will continue to consider financing alternatives, including collaborative ventures and potential equity and debt financings.
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
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

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
Interest Rate Sensitivity
Principal Amount by Expected Maturity and Average Interest Rate
(Dollars in thousands)

							Fair Value
					2011		March 31,
As of March 31, 2007	2007	2008	2009	2010	Thereafter	Total	2007
	(Dollars in thousands)
Total Investment Securities Excluding Asset Backed	$124,995	$604	$—	$—	$—	$125,599	$125,638
Average Interest Rate	5.35%	4.63%	—	—	—	5.34%
Asset Backed Securities (i)						$9,741	$9,740
Average Interest Rate						3.92%
Fixed Interest Rate Convertible Senior Notes	$4,531	$4,531	$4,531	$4,531	$149,531	$167,655	$121,551
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%

							Fair Value
					2011		December 31,
As of December 31, 2006	2007	2008	2009	2010	Thereafter	Total	2006
	(Dollars in thousands)
Total Investment Securities Excluding Asset Backed	$123,968	$603	$—	$—	$—	$124,571	$124,608
Average Interest Rate	5.35%	4.63%	—	—	—	5.35%
Asset Backed Securities (ii)						$23,836	$23,837
Average Interest Rate						3.25%
Fixed Interest Rate Convertible Senior Notes	$4,531	$4,531	$4,531	$4,531	$149,531	$167,655	$110,449
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%

(i)
Asset backed securities have various contractual maturity dates ranging from 2009 to 2010. The expected maturity dates for these securities range from 2007 to 2008 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

(ii)
Asset backed securities have various contractual maturity dates ranging from 2007 to 2010. The expected maturity dates for these securities range from 2007 to 2008 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in Internal Controls over Financial Reporting
     There were no significant changes made to our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None.
Item 1A. RISK FACTORS
OTHER FACTORS AFFECTING FUTURE OPERATIONS
     Investors in Cell Genesys should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones facing our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. Additional risks that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline, and our ability to repay our convertible notes could be impaired, due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006, including our consolidated financial statements and related notes.
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
     We have incurred an accumulated deficit since our inception. At March 31, 2007 our accumulated deficit was $421.3 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve profitability.
We will need substantial additional funds to continue operations, and our ability to generate funds depends on many factors beyond our control.
     We will need substantial additional funds for existing and planned preclinical and clinical trials, to continue research and development activities, for lease obligations related to our manufacturing and headquarter facilities, for principal and interest payments related to our debt financing obligations, for potential settlements with tax authorities and to establish marketing capabilities for any products we may develop. At some point in the future, we will need to raise additional capital to further fund our operations.

     Our future capital requirements will depend on, and could increase as a result of, many factors, such as:
•	the progress and scope of our internally funded research, development, clinical, manufacturing and commercialization activities;

•	our ability to establish new collaborations and the terms of those collaborations;

•	our ability to reach favorable resolutions with respect to potential tax assessments;

•	competing technological and market developments;

•	the time and cost of regulatory approvals;

•	the extent to which we choose to commercialize our future products through our own sales and marketing capabilities;

•	the costs we incur in obtaining, defending and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others;

•	our success in acquiring and integrating complementary products, technologies or businesses; and

•	the extent to which we choose to expand and develop our manufacturing capacities, including manufacturing capacities necessary to meet potential commercial requirements.
     If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development, manufacturing or clinical activities.
Our substantial indebtedness could adversely affect our financial condition.
     We have a significant amount of debt. As of March 31, 2007, we had approximately $145.0 million aggregate principal amount of outstanding convertible notes. Our substantial indebtedness may adversely impact our business, operations and financial condition in the future. For example, it could:
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
     We plan to use our current year operating losses to offset taxable income from any revenue generated from operations, or corporate collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. However, our use of federal net operating loss carryforwards could be limited in the future by the provisions of Section 382 of the Internal Revenue Code depending upon the timing and amount of additional equity securities that we might potentially issue. State net operating loss carryforwards may be similarly limited.
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
     We rely heavily on the development and protection of our intellectual property portfolio. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. As of March 31, 2007, we had approximately 405 U.S. and foreign patents issued or granted to us or available to us based on licensing arrangements and approximately 284 U.S. and foreign applications pending in our name or available to us based on licensing arrangements. Although we are prosecuting patent applications, we cannot be certain whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or whether it will be invalidated. Also, depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if practicing our intellectual property infringes upon the rights of others.
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
     There are many companies pursuing programs for the treatment of cancer. Some of these competitors are large biotechnology or pharmaceutical companies, such as Amgen, Bristol-Myers Squibb, Genentech, Novartis, Roche and sanofi-aventis Group, which have greater experience and resources than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining FDA and other regulatory approvals of products, and in manufacturing and marketing new therapies. We are also competing with other biotechnology companies which have prostate cancer immunotherapy products in various stages of clinical development, such as Dendreon Corporation and Onyvax, Ltd.
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
     The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2003, our stock price has fluctuated between a high closing price of $15.93 on March 4, 2004 and a low closing price of $2.81 on March 19, 2007. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. The following factors, among others, may affect the prices of our common stock and notes:
•	announcements of data from, or material developments in, our clinical trials or those of our competitors, including delays in the commencement, progress or completion of a clinical trial;

•	fluctuations in our financial results;

•	the favorable or unfavorable resolution of potential tax assessments;

•	announcements of technological innovations or new therapeutic products by us or our competitors, including innovations or products by our competitors that may require us to redesign, and therefore delay, our clinical trials to account for those innovations or products;

•	announcements of changes in governmental regulation affecting us or our competitors;

•	announcements of regulatory approval, disapproval, delays or suspensions of our or our competitors’ products;

•	announcements of new collaborative relationships by us or our competitors;

•	developments in patent or other proprietary rights affecting us or our competitors;

•	public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;

•	material developments related to our minority interest in Ceregene, Inc.;

•	fluctuations in price and volume in the stock market in general, or in the trading of the stock of biopharmaceutical and biotechnology companies in particular, that are unrelated to our operating performance;

•	issuances of securities in equity, debt or other financings or issuances of common stock upon conversion of our convertible senior notes;

•	unforeseen litigation;

•	sales of common stock by existing stockholders; and

•	the perception that such issuances or sales could occur.
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
     In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or FAS 123R, which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their values. We adopted FAS 123R on January 1, 2006, using the modified prospective method. As a result, we recorded $5.9 million of stock-based compensation expense in the year ended December 31, 2006, and $1.3 million of stock-based compensation expense in the three months ended March 31, 2007. The adoption of FAS 123R had a material impact on our results of operations in the year ended December 31, 2006 and three months ended March 31, 2007, and will in each subsequent period, although it will have no impact on our overall liquidity. We cannot reasonably estimate the future impact of FAS 123R because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value of share-based payments to employees and directors. The adoption of FAS 123R may affect the way we compensate our employees or may cause other changes in the way we conduct our business.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
             Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
             Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             On February 6, 2007, we filed a Current Report on Form 8-K announcing a vote of our common stockholders, which Form 8-K is incorporated by reference herein.
Item 5. OTHER INFORMATION
             Not applicable.

Item 6. EXHIBITS

Exhibit
Number	Description

4.1	Form of Warrant[1]

10.1	Common Stock Purchase Agreement, dated as of February 5, 2007, by and between Kingsbridge Capital Limited and Cell Genesys, Inc.[2]

10.2	Registration Rights Agreement, dated as of February 5, 2007, by and between Kingsbridge Capital Limited and Cell Genesys, Inc.[2]

10.3	Warrant for the purchase of shares of common stock, dated February 5, 2007, issued to Kingsbridge Capital Limited by Cell Genesys, Inc.[2]

10.4	Form of Subscription Agreement, dated as of April 11, 2007, between the Company and the investor signatories thereto.[1]

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

*	Furnished herewith.

[1]	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2007.

[2]	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on May 10, 2007.

CELL GENESYS, INC.
By:	/s/ STEPHEN A. SHERWIN, M.D.
Stephen A. Sherwin, M.D.
Chairman of the Board and Chief Executive Officer

By:	/s/ SHARON E. TETLOW
Sharon E. Tetlow
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ MARC L. BELSKY
Marc L. Belsky
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Form of Warrant[1]

10.1	Common Stock Purchase Agreement, dated as of February 5, 2007, by and between Kingsbridge Capital Limited and Cell Genesys, Inc.[2]

10.2	Registration Rights Agreement, dated as of February 5, 2007, by and between Kingsbridge Capital Limited and Cell Genesys, Inc.[2]

10.3	Warrant for the purchase of shares of common stock, dated February 5, 2007, issued to Kingsbridge Capital Limited by Cell Genesys, Inc.[2]

10.4	Form of Subscription Agreement, dated as of April 11, 2007, between the Company and the investor signatories thereto.[1]

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

*	Furnished herewith.

[1]	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2007.

[2]	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2007.