Form 10-Q
period 2007-06-30
CELL GENESYS INC
filed 2007-08-07
CIK 865231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐                     Accelerated filer  ☑                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☑

As of August 1, 2007, the number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 73,115,741.

CELL GENESYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Cell Genesys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$22,334	$23,692
Short-term investments	145,855	127,492
Prepaid expenses and other current assets	3,535	3,481

Total current assets	171,724	154,665
Restricted cash and investments	2,890	2,890
Property and equipment, net	123,237	129,643
Unamortized debt issuance costs and other assets	3,550	3,969

Total assets	$301,401	$291,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,366	$2,360
Accrued compensation and benefits	4,280	5,820
Other accrued liabilities	7,336	6,378
Current portion of accrued income taxes	—	35,410
Current portion of capital lease obligation	1,514	1,346

Total current liabilities	16,496	51,314
Other liabilities	3,150	2,851
Non-current portion of accrued income taxes	5,947	—
Non-current portion of capital lease obligation	47,588	48,475
Convertible senior notes	145,000	145,000
Commitments and contingencies
Stockholders’ equity:
Common stock	73	58
Additional paid-in capital	506,629	436,888
Stock subscription receivable	—	(1,200)
Accumulated other comprehensive loss	(301)	(378)
Accumulated deficit	(423,181)	(391,841)

Total stockholders’ equity	83,220	43,527

Total liabilities and stockholders’ equity	$301,401	$291,167

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenue	$3	$1,046	$1,276	$1,222
Operating expenses:
Research and development	25,030	23,203	49,045	48,517
General and administrative	4,782	4,268	10,027	9,296

Total operating expenses	29,812	27,471	59,072	57,813

Loss from operations	(29,809)	(26,425)	(57,796)	(56,591)
Other income (expense):
Gain on sale of Abgenix, Inc. common stock	—	—	—	62,677
Gain on sale of property and equipment	1,381	9	1,384	9
Interest and other income	2,201	1,756	4,120	3,316
Interest expense	(2,582)	(2,622)	(5,181)	(5,244)

Income (loss) before income taxes	(28,809)	(27,282)	(57,473)	4,167
Income tax benefit (provision)	26,918	(610)	26,133	(28,045)

Net loss	$(1,891)	$(27,892)	$(31,340)	$(23,878)

Basic and diluted net loss per share	$(0.03)	$(0.60)	$(0.48)	$(0.52)

Weighted average shares of common stock outstanding – basic and diluted	71,171	46,629	65,939	46,127

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net loss	$(31,340)	$(23,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,266	7,226
Gain from sale of property and equipment	(1,384)	—
Stock-based compensation expense	2,721	2,932
Gain on sale of Abgenix, Inc. common stock	—	(62,677)
Deferred income tax provision	—	26,808
Impairment of long-lived assets	—	194
Changes in operating assets and liabilities:
Prepaid expenses and other assets	323	(770)
Accounts payable	1,001	(813)
Accrued compensation and benefits	(1,540)	(415)
Other accrued liabilities	1,266	1,986
Accrued income taxes	(29,463)	1,273

Net cash used in operating activities	(51,150)	(48,134)

Cash flows from investing activities:
Purchases of short-term investments	(137,524)	(68,463)
Maturities of short-term investments	119,238	30,622
Sales of short-term investments	—	24,521
Capital expenditures	(1,645)	(1,181)
Proceeds from sale of property and equipment	2,207	—
Proceeds from sale of Abgenix, Inc. common stock	—	65,425

Net cash (used in) provided by investing activities	(17,724)	50,924

Cash flows from financing activities:
Net proceeds from committed equity financing facility	12,348	20,060
Net proceeds from registered direct offering	55,425	—
Proceeds from exercise of stock options	462	768
Payments under capital lease obligation	(719)	(524)

Net cash provided by financing activities	67,516	20,304

Net increase (decrease) in cash and cash equivalents	(1,358)	23,094
Cash and cash equivalents at the beginning of the period	23,692	54,221

Cash and cash equivalents at the end of the period	$22,334	$77,315

See accompanying notes

Cell Genesys, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 10-K for the year ended December 31, 2006.

Principles of consolidation

The consolidated financial statements include the accounts of Cell Genesys, Inc. and all wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated.

Segment reporting

Our operations are treated as one operating segment, as we report profit and loss information only on an aggregate basis to the chief operating decision-makers.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, of adopting FAS 157 on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting FAS 159 on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“Issue 07-3”), which addresses the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are currently evaluating the impact, if any, of adopting Issue 07-3 on our consolidated financial statements.

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

	Six months ended June 30,
	2007	2006
	(in thousands)
Convertible senior notes	15,934	15,934

Outstanding stock options and restricted stock units	8,529	8,424

Warrants to purchase common stock	2,959	375

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to our stockholders’ equity that are excluded from net loss. Other comprehensive income (loss) includes solely unrealized gains or losses on our available-for-sale securities, including our holdings of Abgenix, Inc. common stock in 2006, net of related tax. The following table presents the calculation of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net loss	$(1,891)	$(27,892)	$(31,340)	$(23,878)
Other comprehensive income (loss):
Change in unrealized gains/losses on investments, net of tax	76	56	77	1,026
Reclassification adjustment for gains/losses recognized in net loss, net of tax	—	—	—	(35,216)

Comprehensive loss	$(1,815)	$(27,836)	$(31,263)	$(58,068)

4. Stock-Based Compensation

Stock-based compensation expense recognized during the three and six months ended June 30, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

On June 29, 2007, we issued 32,000 restricted stock units to our outside Directors under our 2005 Equity Incentive Plan, as amended, at a grant date fair value of $3.35. These restricted stock units will be fully vested and become unforfeitable on the first anniversary of the award date. In accordance with FAS 123R, the fair value of the restricted stock units were estimated based upon the closing sales price of the Company’s common stock on the date of grant.

Stock-based compensation expense recognized under FAS 123R was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Research and development	$1,116	$1,216	$2,120	$2,279
General and administrative	332	336	601	653

Total stock-based compensation expense	$1,448	$1,552	$2,721	$2,932

Effect on earnings per share-basic and diluted	$0.02	$0.03	$0.04	$0.06

As of June 30, 2007, total compensation cost related to nonvested stock options not yet recognized was $6.4 million, which is expected to be allocated to expense over a weighted-average period of 26 months, and total compensation cost related to nonvested restricted stock units not yet recognized was $0.1 million, which is expected to be allocated to expense over a period of approximately one year. However, no compensation expense will be recognized for restricted stock units that do not vest.

Valuation Assumptions for Stock Options

The compensation expense related to stock options recognized under FAS 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	0.00%	0.00%	0.00%	0.00%
Annual risk free rate of return	4.92%	5.10%	4.57%	4.85%
Expected volatility	0.57	0.56	0.55	0.57
Expected term (years)	5.16	5.08	5.16	5.08

In estimating the expected term, we considered our historical stock option exercise experience, our post vesting termination pattern and the term of the options outstanding. We based our determination of expected volatility on our historical stock price volatility over the expected term.

5. Related Parties

The accounting policies we apply to our transactions with our related parties are consistent with those applied in transactions with independent third-parties.

Ceregene: Ceregene, Inc. (“Ceregene”) was previously our majority-owned subsidiary. In August 2004, July 2005, and April 2006, respectively, Ceregene announced an initial, second and third closing of its Series B preferred stock financing. We participated through the pro rata conversion of an outstanding bridge loan to Ceregene and related accrued interest into shares of Ceregene’s Series B preferred stock. In January 2007, we participated in Ceregene’s Series C preferred financing by acquiring 1.8 million shares of Ceregene’s Series C in exchange for an exclusive license of intellectual property. As a result, we now own approximately 16% of Ceregene on a fully diluted basis. We did not record a gain on the exchange because the assets exchanged with Ceregene were nonmonetary and the carrying value of the intangible assets we used as consideration had no carrying value and no determinable value.

We account for our investment in Ceregene under the equity method of accounting for investments. Our Chairman of the Board of Directors and Chief Executive Officer (“CEO”) is also the Chairman of Ceregene’s Board of Directors. For the three and six months ended June 30, 2007, we recorded revenue of zero and $13,000, respectively, and for the three and six months ended June 30, 2006, we recorded revenue of $30,000 and $61,000, respectively, from Ceregene. We did not recognize losses from Ceregene in either period, nor do we expect to recognize future losses from Ceregene, as the net book value of our investment in Ceregene is zero.

Caliper Life Sciences: The former Chairman and CEO of Xenogen Corporation (“Xenogen”), a related party, which was acquired by Caliper Life Sciences, Inc. (“Caliper Life Sciences”) in August 2006, is now on the Board of Directors of Caliper Life Sciences and is also a member of our Board of Directors. We paid $10,000 and $23,000 to Caliper Life Sciences during the six months ended June 30, 2007 and 2006, respectively.

6. Income Taxes

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

On January 1, 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $25.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007, we had $4.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. As a result of a final settlement with the Internal Revenue Service (“IRS”) during May 2007, unrecognized tax benefits decreased by $21.0 million in the second quarter of 2007 as described below. Our policy is to account for interest and penalties in the income tax provision in the consolidated statement of operations. At the adoption date of

January 1, 2007, we had $10.4 million of accrued interest and zero penalties related to tax contingencies recorded in the consolidated balance sheet. As of June 30, 2007, we had accrued approximately $1.9 million of interest and zero penalties related to tax contingencies.

In July 2005, the IRS issued a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses that we deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals level. On May 7, 2007, we received a letter from the IRS stating that the Joint Committee on Taxation had taken no exception to the conclusions that the Appeals Office of the IRS had reached with respect to the tax years 2000, 2001 and 2002, and that the case was being forwarded to the IRS Appeals Processing Services unit for processing. This letter represented the final settlement of the abovementioned NOPA for $3.3 million, comprised of $2.3 million in federal tax and $1.0 million in interest.

The tax benefit recorded for the three and six months ended June 30, 2007 is related to a $21.0 million decrease in the current portion of accrued income taxes and a $5.8 million decrease in the non-current portion of accrued income taxes resulting from the NOPA settlement, offset by additional accrued interest for tax contingencies. The tax provision for the three months ended June 30, 2006 related to additional accrued interest recorded for tax contingencies. The tax provision for the six months ended June 30, 2006 relates primarily to the realized gain on the sale of 3.0 million shares of Abgenix common stock and $1.3 million related to additional interest recorded for tax contingencies.

It is reasonably possible that in the next 12 months the remaining $4.0 million of unrecognized tax benefits will be realized as a result of the expiration of the applicable statue of limitations. Federal tax returns for the years subsequent to 2002 and state tax returns for the years subsequent to 1999 are subject to future examination by tax authorities.

7. Stockholders’ Equity

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

During the year ended December 31, 2006, we received net proceeds of $27.9 million from the sale of 6.3 million shares of our common stock under the 2006 CEFF. At December 31, 2006, we were in the middle of a drawdown under this CEFF and as such, as of December 31, 2006, we were obligated to deliver 0.4 million shares of our common stock to Kingsbridge, and Kingsbridge was obligated to pay us $1.2 million for the shares purchased by Kingsbridge but not yet settled under this drawdown. Since these shares were not delivered until January 2007, the par value of these shares was recorded in common stock as shares subscribed, the excess over par was recorded in additional paid-in capital, and the $1.2 million subscription receivable was recorded as a reduction to stockholders’ equity at December 31, 2006. In January 2007, we sold the remaining 2.0 million shares of common stock under this CEFF for net proceeds of $5.9 million. Since inception of the 2006 CEFF, we received cumulative net proceeds of $35.0 million from the sale of 8.7 million shares of our common stock.

2007 CEFF: On February 5, 2007, we entered into a new CEFF with Kingsbridge (“2007 CEFF”), pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of our common stock or an aggregate of $75.0 million during the next three years. We can draw down the 2007 CEFF in tranches of up to a maximum of 2.5% of the closing fair market value of our common stock on the last trading day prior to the commencement of the draw down, or $15.0 million, whichever is less, subject to certain conditions. No more than once per fiscal quarter, we can draw down up to 3.5% of our market capitalization but still subject to the $15 million limit. The purchase price of these shares will be at a 6 to 10% discount from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $1.75 per share or at a price below 85% of the closing share price of our common stock on the trading day immediately preceding the commencement of the draw down.

In connection with the 2007 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $4.68 per share, which represents a 45% premium over the average of the closing bid prices of our common stock during the five days preceding the signing of the agreement. This warrant was exercisable beginning on August 5, 2007 and is exercisable for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: a risk-free rate of 4.80%, a life of 5.5 years, no dividend yield and a volatility of 55%. The estimated fair value of this warrant was $0.6 million which was recorded as a contra-equity amount in additional paid-in capital in February 2007.

On February 5, 2007, we filed a registration statement on Form S-3 with the SEC with respect to the resale of up to 12.0 million shares of our common stock pursuant to the 2007 CEFF and underlying warrant. This registration statement was declared effective by the SEC on February 14, 2007. As of June 30, 2007, we had received net proceeds of $5.2 million from the sale of 1.7 million shares of our common stock under the 2007 CEFF. These proceeds were received in the quarter ended March 31, 2007. No new drawdowns were initiated during the quarter ended June 30, 2007.

Common Stock

On April 16, 2007, we raised net proceeds of $55.4 million in a registered direct offering, after deducting placement agents’ fees and stock issuance costs of $4.6 million, from the sale of 10.8 million shares of our common stock at $5.55 per share and warrants to purchase 2.2 million shares of our common stock at a price of $7.18 per share. The offering was made pursuant to our effective 2003 shelf registration statement on Form S-3. These warrants are exercisable beginning October 12, 2007 and are exercisable for a period of four and a half years thereafter. The fair value of the warrants, which was recorded in additional paid-in capital, was determined to be $5.3 million on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: a risk-free rate of 4.66%, a life of 5.0 years, no dividend yield and a volatility of 57%.

8. Gain on sale of property and equipment

In May 2007, we sold a portion of our leasehold improvements and equipment located in our Memphis facility for approximately $2.2 million in cash. Such property was related to manufacturing activities no longer being carried out at this facility. Additionally, we amended our existing lease for the Memphis facility with the landlord and the buyer entered into a separate lease with the landlord for a majority portion of the facility. We continue to lease the remaining portion of the facility for our product distribution center. The net book value of the assets sold was approximately $0.8 million, resulting in a gain on sale of approximately $1.4 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As forward-looking statements, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships and other risks. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks that may affect us under “Risk Factors under Item 1A of Part II of this Quarterly Report on Form 10-Q.” We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 and in other documents filed by us from time to time with the Securities and Exchange Commission.

Overview

We are a biotechnology company focused on the development and commercialization of novel biological therapies for patients with cancer. We are currently developing cell-based cancer immunotherapies and oncolytic virus therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been modified to impart disease-fighting characteristics that are not found in conventional chemotherapeutic agents. As part of our GVAX(TM) cancer immunotherapy programs, we are conducting two Phase 3 clinical trials in prostate cancer and Phase 2 trials in each of pancreatic cancer and leukemia. We initiated our Phase 3 clinical trials for GVAX immunotherapy for prostate cancer in July 2004 and June 2005, respectively, each under a Special Protocol Assessment (SPA) with the United States Food and Drug Administration (FDA). In May 2006, we were granted Fast Track designation for GVAX immunotherapy for prostate cancer by the FDA. Fast Track designation can potentially facilitate development and expedite the review of a Biologics License Application (BLA). The first of these two trials is now fully enrolled. In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG, we are conducting a multiple dose Phase 1 clinical trial of CG0070 in recurrent bladder cancer. We also have other preclinical oncolytic virus therapy programs, including CG5757, evaluating potential therapies for multiple types of cancer.

Second Quarter 2007 and Other Recent Highlights:

•

Announced that we have completed recruitment of over 600 patients into VITAL-1, the first of two ongoing Phase 3 clinical trials of GVAX immunotherapy for prostate cancer. The multi-center, randomized, controlled Phase 3 study in advanced prostate cancer will compare GVAX cancer immunotherapy to Taxotere® (docetaxel) chemotherapy plus prednisone in hormone refractory prostate cancer (HRPC) patients with metastatic disease. The primary endpoint of the trial is an improvement in survival.

•

Reported updated clinical data for GVAX immunotherapy for prostate cancer from the second of two, independent, multi-center Phase 2 clinical trials, which combined involved approximately 115 patients. Data from these two trials showed a median survival of 34.9 months and 35.0 months, respectively, for the patients who received doses comparable to the Phase 3 dose. The results of the first trial were published in the July 1, 2007 issue of Clinical Cancer Research. These results exceeded the predicted survival of 22.5 months and 22.0 months, respectively, as determined by a seven point patient disease characteristic nomogram. Moreover, as previously reported, the safety profile of GVAX immunotherapy for prostate cancer in clinical trials to date compares favorably with that reported for chemotherapy. Results from both studies also compare favorably to the previously published median survival of 18.9 months for metastatic HRPC patients treated with Taxotere chemotherapy plus prednisone, the current standard of care. Our ongoing Phase 3 program is designed to confirm a potential survival benefit and safety profile for GVAX immunotherapy for prostate cancer.

•

Reported at the American Association for Cancer Research meeting in April 2007, immune response data from our two Phase 2 clinical trials of GVAX immunotherapy for prostate cancer. Evaluation of antibody responses in patients with advanced prostate cancer from these studies shows that the GVAX cell-based immunotherapy induces antibody responses to a broad array of prostate cancer-associated antigens, including some not previously known to be associated with prostate cancer. In addition, the antibody responses to this non patient-specific product were predominantly patient-specific and unique from patient to patient, indicating the potential advantage of a cell-based multi-antigen product such as GVAX to generate the broadest and most relevant immune response.

•

Announced three new clinical trials for GVAX immunotherapy for leukemia that are now under way in collaboration with the Johns Hopkins Sidney Kimmel Cancer Center. The new trials are based on what we believe were encouraging results in an initial Phase 2 study of the product in patients with chronic myelogenous leukemia (CML) and include:

A randomized Phase 2 trial in 56 patients with CML who have persistent molecular evidence of disease following Gleevec (imatinib) therapy that will compare the combination of GVAX plus continued Gleevec to the combination of interferon-alpha, GM-CSF plus continued Gleevec with respect to the levels of bcr-abl, a well-established marker of residual leukemia; an extension study of the initial Phase 2 trial in patients with CML that will evaluate the efficacy of a second course of GVAX in patients who failed to achieve a sustained complete response; and a Phase 1 trial in 18 patients with poor risk myelodysplastic syndrome (MDS).

•

Announced follow-up data from a Phase 2 clinical trial of GVAX immunotherapy for pancreatic cancer that was conducted by the Johns Hopkins Sidney Kimmel Cancer Center. The trial enrolled 60 patients with operable pancreatic cancer who received GVAX after surgical resection of their tumor and adjuvant radiation and chemotherapy. The median overall survival for these patients was previously reported to be 26.8 months, a result which compares favorably to the 17 to 22 months median survival results published from multiple studies in patients undergoing pancreatic cancer surgery and adjuvant therapy. Of note, 53 of the 60 patients were considered high risk, based on the unfavorable finding that their cancer had spread to regional lymph nodes. The new data included a median disease-free survival of approximately 16 months which compares favorably to the 13 months disease-free survival recently reported for gemcitabine adjuvant therapy. Moreover, a comparison of the median overall survival of 60 patients from this trial with patients at Johns Hopkins with operable pancreatic cancer who underwent surgery and adjuvant therapy without receiving GVAX indicated that the median overall survival of the latter group was approximately 21 months or nearly six months shorter than the patients in the Phase 2 trial.

•

Announced follow-up data from the ongoing Phase 1 clinical trial in patients with advanced prostate cancer receiving GVAX immunotherapy for prostate cancer administered in combination with ipilimumab (MDX-010), a fully human anti-CTLA-4 antibody that is being jointly developed by Medarex and Bristol-Myers Squibb Company. The new data reported includes median follow-up of 18 months on the first 12 patients enrolled in the trial. Of the six patients who have received the two highest doses, antitumor activity has been observed in five patients, including prostate-specific antigen (PSA) declines of greater than 50% that were maintained in four of these patients for at least six months, with the longest response to date at approximately 16 months. Importantly, the PSA declines could not be consistently correlated with declines in adrenal androgens. Clinical evidence of antitumor activity has been observed in four of these five PSA responders, including complete resolution of multiple lesions on bone scan in two patients, and resolution of abdominal lymph node disease by CT scan and improvement in bone pain in one patient each. The five patients with PSA declines experienced either Grade 2 or 3 immune-mediated endocrine deficiencies similar in type to those previously reported with ipilimumab therapy, and were successfully treated with standard hormone replacement therapy and one patient who received the highest dose of ipilimumab developed a Grade 3 dose-limiting pulmonary alveolitis that responded to steroid treatment. Immunomonitoring studies showed that the combination therapy enhanced T cell and dendritic cell activity, which was more pronounced at the higher dose levels.

•

In April 2007, we raised net proceeds of $55.4 million in a registered direct offering to institutional investors of 10.8 million shares of our common stock at $5.55 per share and warrants to purchase up to 2.2 million shares of our common stock at a price of $7.18 per share.

•

Reached a favorable settlement with the IRS regarding the audit of our 2000 tax return. The settlement with the IRS was for $3.3 million in taxes and interest and resulted in a decrease in accrued income tax liabilities of $26.8 million.

Critical Accounting Policies and the Use of Estimates

We consider certain accounting policies related to revenue recognition, income taxes and stock-based compensation to be critical accounting policies.

Revenue recognition

Our revenues are derived principally from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically includes up-front payments, milestone payments and license fees. We evaluate whether the delivered element under these arrangements has value to our customer on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria are treated as one unit of accounting for the purposes of revenue recognition.

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

On January 1, 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $25.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007, we had $4.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. As a result of a final settlement with the Internal Revenue Service (“IRS”) during May 2007, unrecognized tax benefits decreased by $21.0 million in the second quarter of 2007 as described below. Our policy is to account for interest and penalties in the income tax provision in the consolidated statement of operations. At the adoption date of January 1, 2007, we had $10.4 million of accrued interest and zero penalties related to tax contingencies recorded in the consolidated balance sheet. As of June 30, 2007, we had accrued approximately $1.9 million of interest and zero penalties related to tax contingencies.

In July 2005, the IRS issued a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses that we deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals level. On May 7, 2007, we received a letter from the IRS stating that the Joint Committee on Taxation had taken no exception to the conclusions that the Appeals Office of the IRS had reached with respect to the tax years 2000, 2001 and 2002, and that the case was being forwarded to the IRS Appeals Processing Services unit for processing. This letter represented the final settlement of the abovementioned NOPA for an amount of $3.3 million, comprised of $2.3 million in federal tax and $1.0 million in interest.

The tax benefit recorded for the three and six months ended June 30, 2007 is related to a $21.0 million decrease in the current portion of accrued income taxes and a $5.8 million decrease in the non-current portion of accrued income taxes resulting from the NOPA settlement, offset by additional accrued interest for tax contingencies. The tax provision for the three months ended June 30, 2006 related to additional accrued interest recorded for tax contingencies. The tax provision for the six months ended June 30, 2006 relates primarily to the realized gain on the sale of 3.0 million shares of Abgenix common stock and $1.3 million related to additional interest recorded for tax contingencies.

It is reasonably possible that in the next 12 months the remaining $4.0 million of unrecognized tax benefits will be realized as a result of the expiration of the applicable statue of limitations. Federal tax returns for tax years subsequent to 2002 and state tax returns for tax years subsequent to 1999 are subject to future examination by tax authorities.

Income tax benefits previously recorded have been based on a determination of deferred tax assets and liabilities and any valuation allowances that might be required against these deferred tax assets. We record a valuation allowance to reduce deferred tax assets to the amounts that are more likely than not to be realized. We consider anticipated future taxable income and potential tax planning strategies in assessing the need for valuation allowances. Certain of these determinations require judgment on the part of management. If we determine that we will be able to realize deferred tax assets in the future in excess of the carrying value of our net deferred tax assets, adjustments to the deferred tax assets will increase income by reducing tax expense in the period that such determination is reached. Likewise, if we determine that we will not be able to realize all or part of the carrying value of our net deferred tax assets in the future, adjustments to the deferred tax assets will decrease income by increasing tax expense in the period that such determination is reached. Significant estimates are required in determining our income tax benefits. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws and regulations, our future levels of spending for research and development, and changes in our overall level of pre-tax earnings or losses.

Stock-based compensation

Prior to 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25. Beginning January 1, 2006, we account for employee stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Under the provisions of FAS 123R, we estimate the fair value of our employee stock-based awards at the date of grant using the Black-Scholes option valuation model, which requires the use of certain subjective assumptions. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including forfeitures), post-vesting termination patterns and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.

FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, for the three and six months ended June 30, 2007, we recognized $1.4 million and $2.7 million of stock-based compensation, respectively, in operating expenses with an allocation of $1.1 million and $2.1 million, respectively, to research and development and $0.3 million and $0.6 million, respectively to general and administrative expenses. For the three and six months ended June 30, 2006, we recognized $1.6 million and $2.9 million of stock-based compensation, respectively, in operating expenses with an allocation of $1.2 million and $2.3 million, respectively, to research and development and $0.4 million and $0.6 million, respectively to general and administrative expenses. We adopted FAS 123R on a modified prospective basis. The allocation of employee stock-based compensation costs to each operating expense line is estimated based on specific employee headcount information at each grant date and revised, if necessary, in future periods if actual employee headcount information differs materially from those estimates. As a result, the amount of employee stock-based compensation costs we record in future periods in each operating expense line may differ significantly from what we have recorded in the current period. As of June 30, 2007, total compensation cost related to nonvested stock options not yet recognized was $6.4 million, which is expected to be allocated to expense over a weighted-average period of 26 months, and total compensation cost related to nonvested restricted stock units not yet recognized was $0.1 million, which is expected to be allocated to expense over a period of approximately one year. However, no compensation expense will be recognized for restricted stock units that do not vest.

Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, of adopting FAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting FAS 159 on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“Issue 07-3”), which addresses the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are currently evaluating the impact, if any, of adopting Issue 07-3 on our consolidated financial statements.

Results of Operations

Revenue

We have derived substantially all of our revenues from collaborative and license agreements, as shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
sanofi-aventis Group	$—	$1,000	$1,000	$1,000
Ceregene, Inc.	—	30	13	61
Other	3	16	263	161

	$3	$1,046	$1,276	$1,222

Revenue was $3,000 and $1.3 million for the three and six months ended June 30, 2007, respectively, compared to $1.0 million and $1.2 million for the corresponding periods of the year ended December 31, 2006, respectively. Revenue for the three and six months ended June 30, 2007 included zero and $13,000 of revenue from our previously majority owned subsidiary, Ceregene, Inc., as compared to $30,000 and $61,000 for the corresponding periods of the year ended December 31, 2006, respectively. Revenues for the three and six months ended June 30, 2007 includes zero and $1.0 million, respectively, from sanofi-aventis Group in connection with our gene activation technology license agreement, compared to $1.0 million for both the three and six months ended June 30, 2006.

Research and development expenses

Research and development expenses were $25.0 million and $49.0 million for the three and six months ended June 30, 2007, respectively, compared to $23.2 million and $48.5 million for the corresponding periods of the year ended December 31, 2006, respectively. The increase in the three and six months ended June 30, 2007 compared to the corresponding periods of the year ended December 31, 2006 is primarily due to the increase in Phase 3 clinical activities in Europe.

We continue to deploy the majority of our research and development resources to advance GVAX immunotherapy for prostate cancer, which is currently in Phase 3 development, as well as GVAX immunotherapy for leukemia and GVAX immunotherapy for pancreatic cancer, both of which are in Phase 2 development. Our priorities in the oncolytic virus therapy area include CG0070 and CG5757, both of which could be evaluated in multiple types of cancer in the future.

We expect that our research and development expenditures and headcount will increase in future periods to support our most advanced clinical trials, including our two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer as well as additional product development and manufacturing activities. Additional information concerning our product candidates and their phases of development can be found in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007 and in the Second Quarter 2007 and Other Recent Highlights section included under Item 2 of this Quarterly Report on Form 10-Q.

General and administrative expenses

General and administrative expenses were $4.8 million and $10.0 million for the three and six months ended June 30, 2007, respectively, compared to $4.3 million and $9.3 million for the corresponding periods of the year ended December 31, 2006, respectively. The increase in the three and six months ended June 30, 2007 compared to the corresponding periods of the year ended December 31, 2006 is primarily due to an increase in accounting and other administrative expenses. Future spending for general and administrative costs may increase in order to support our growing infrastructure needs.

Gain on sale of Abgenix common stock

During the three months ended March 31, 2006, we sold all of our remaining 3.0 million shares of Abgenix common stock for a net gain of $62.7 million.

Gain on sale of property and equipment

In May 2007, we sold a portion of our leasehold improvements and equipment located in our Memphis facility for approximately $2.2 million in cash. Such property was related to manufacturing activities no longer being carried out at this facility. Additionally, we amended our existing lease for the Memphis facility with the landlord and the buyer entered into a separate lease with the landlord for a majority portion of the facility. We continue to lease the remaining portion of the facility for our product distribution center. The net book value of the assets sold was approximately $0.8 million, resulting in a gain on sale of approximately $1.4 million.

Interest and other income

Interest and other income was $2.2 million and $4.1 million for the three and six months ended June 30, 2007 compared to $1.8 million and $3.3 million for the corresponding periods of the year ended December 31, 2006. The increase in six months ended June 30, 2007 compared to six months ended June 30, 2006 is due to higher investment balances and, to a lesser extent, higher interest rates.

Interest expense

Interest expense was $2.6 million and $5.2 million for the three and six months ended June 30, 2007 compared to $2.6 million and $5.2 million for the corresponding periods of the year ended December 31, 2006. The interest expense is attributed to the interest expense associated with our $145.0 million aggregate principal amount of convertible senior notes and our capital leases.

Income taxes

We recorded a tax benefit of $26.9 million and $26.1 million for the three and six months ended June 30, 2007 compared to a tax provision of $0.6 million and $28.0 million for the corresponding periods of the year ended December 31, 2006. The tax benefit recorded for the three and six months ended June 30, 2007 is related to a $21.0 million decrease in the current portion of accrued income taxes and a $5.8 million decrease in the non-current portion of accrued income taxes resulting from the NOPA settlement, offset by additional accrued interest for tax contingencies. The tax provision for the three months ended June 30, 2006 related to additional accrued interest recorded for tax contingencies. The tax provision for the six months ended June 30, 2006 relates primarily to the realized gain on the sale of 3.0 million shares of Abgenix common stock and $1.3 million related to additional interest recorded for tax contingencies.

Liquidity and Capital Resources

At June 30, 2007, we had approximately $171.1 million in cash, cash equivalents and short-term investments, of which $2.9 million was classified as restricted and was related to letters of credit on our corporate headquarters facility in South San Francisco, California and our cGMP manufacturing facility in Hayward, California. We have maintained our financial position through strategic management of our resources including access to debt and equity financing, funding from various corporate collaborations and licensing agreements, and the sale of Abgenix common stock.

Debt and Equity Financing

In February 2003, our shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which allowed us to offer up to $150.0 million of securities on short notice in one or more public offerings registered under the Securities Act of 1933, as amended. We used this shelf registration in March 2004 to complete a public offering of 4.9 million shares of our common stock, resulting in net proceeds of $57.2 million. In addition, we used this shelf registration in September 2006 to complete an underwritten public offering of 5.8 million shares of our common stock, resulting in net proceeds of $25.0 million. In April 2007, we used the remaining availability under this shelf registration to raise net proceeds of $55.4 million in a registered direct offering of 10.8 million shares of our common stock at $5.55 per share and warrants to purchase 2.2 million shares of our common stock at a price of $7.18 with selected institutional investors.

In October and November 2004, we issued and sold a total of $145.0 million aggregate principal amount of 3.125% Convertible Senior Notes due 2011 in a private placement. We received approximately $139.9 million in net proceeds after deducting the initial purchasers’ discount and offering expenses. Under certain circumstances, we may redeem some or all of the convertible senior notes on or after November 1, 2009 at a redemption price equal to 100% of the principal amount of the notes. Holders of the notes may require us to repurchase some or all of their notes if a fundamental change (as defined in the indenture) occurs, at a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest (and additional amounts, if any) to, but not including, the repurchase date. The notes are convertible into our common stock, initially at the conversion price of $9.10 per share, equal to a conversion rate of approximately 109.8901 shares per $1,000 principal amount of notes, subject to adjustment.

In March 2006, we entered into a Committed Equity Financing Facility (“2006 CEFF”) with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 8.7 million shares of our common stock or up to an aggregate of $75.0 million during the following three years. In connection with the 2006 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $9.12 per share exercisable beginning on September 14, 2006 for a period of five years thereafter. In 2006, we received net proceeds of $27.9 million from the sale of 6.3 million shares of our common stock under the 2006 CEFF. On December 31, 2006, we were in the middle of a drawdown under the 2006 CEFF and as such, as of December 31, 2006, we were obligated to deliver 0.4 million shares of common stock to Kingsbridge, and Kingsbridge was obligated to pay us $1.2 million for the shares of common stock purchased by Kingsbridge but not yet settled under this drawdown. On January 5, 2007, settlement of this drawdown was completed. In addition, in January 2007, we sold the remaining 2.0 million shares of our common stock under the 2006 CEFF for net proceeds of $5.9 million. Since inception of the 2006 CEFF, we received cumulative net proceeds of $35.0 million from the sale of 8.7 million shares of our common stock.

In February 2007, we entered into a new CEFF (“2007 CEFF”) with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of our common stock or an aggregate of $75.0 million during the next three years. In connection with the 2007 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $4.68 per share exercisable beginning on September 5, 2007 for a period of five years thereafter. As of June 30, 2007, we received net proceeds of $5.2 million from the sale of 1.7 million shares of common stock under the 2007 CEFF. These proceeds were received in the quarter ended March 31, 2007. No new drawdowns were initiated during the quarter ended June 30, 2007.

In April 2007, we raised net proceeds of $55.4 million in a registered direct offering, after deducting placement agents’ fees and stock issuance costs of $4.6 million, from the sale of 10.8 million shares of our common stock at $5.55 per share and warrants to purchase 2.2 million shares of our common stock at a price of $7.18 per share. The offering was made pursuant to our effective 2003 shelf registration statement on Form S-3. These warrants are exercisable beginning October 12, 2007 and are exercisable for a period of four and a half years thereafter. The fair value of the warrants, which was recorded in additional paid-in capital, was determined to be $5.3 million on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: a risk-free rate of 4.66%, a life of 5.0 years, no dividend yield and a volatility of 57%.

On May 16, 2007, our new shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which allows us to offer up to $150.0 million of securities on short notice in one or more public offerings under the Securities Act of 1933, as amended.

Net Cash Used in Operating Activities

Net cash used in operating activities was $51.2 million and $48.1 million for the six months ended June 30, 2007 and 2006, respectively, and is comprised primarily of expenses from product development activities. The increase in cash used during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is primarily due to a $3.5 million tax payment to the IRS in March 2007. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish commercial capabilities for any products that we may develop.

Net Cash Used in Investing Activities

Net cash used in investing activities was $17.7 million for the six months ended June 30, 2007, which related primarily to purchases, partially offset by maturities of short-term investments and proceeds from sale of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2006 was $50.9 million. During the six months ended June 30, 2006, we sold 3.0 million of our Abgenix common stock, resulting in net proceeds of $65.4 million, and short-term investment purchases were $68.5 million, net of sales and maturities of $55.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $67.5 million for the six months ended June 30, 2007, primarily related to net proceeds of $55.4 million in a registered direct offering from the sale of 10.8 million shares of our common stock at $5.55 per share and warrants to purchase 2.2 million shares of our common stock at a price of $7.18 per share, and $12.3 million from the sale of 4.1 million shares of our common stock to Kingsbridge. Net cash provided by financing activities was $20.3 million for the six months ended June 30, 2006, primarily related to net proceeds of $20.1 million from the sale of 3.9 million shares of our common stock to Kingsbridge.

Capital Requirements

Our capital requirements depend on numerous factors, including: the progress and scope of our internally funded research, development, clinical, manufacturing and commercialization activities; our ability to establish new collaborations and the terms of those collaborations; our ability to reach favorable resolutions with respect to potential tax assessments; competing technological and market developments; the time and cost of regulatory approvals; and various other factors. Our ongoing development programs and any increase in the number and size of programs and trials and, proportion of patients enrolled outside North America will reduce our current cash resources and potentially create further need to raise additional capital. Therefore, we will continue to consider financing alternatives, including collaborative ventures and potential equity and debt financings.

While we believe that our current liquidity position will be sufficient to meet our cash needs for at least the next year, we will need to raise substantial additional funds in order to complete our pending and planned trials over their multi-year course before we will obtain product revenue, if any, from such products. Accordingly, we will need to raise additional capital to preserve our liquidity, and our ability to generate funds depends on many factors beyond our control, including conditions in the capital markets. The sources of liquidity available to us include payments from potential partners and/or licensees of our potential products and technologies, and private or public placement of our equity securities, warrants, debt securities or depositary shares. We regularly consider the conditions of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to us may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative consequence in order to reduce or minimize a more significant negative consequence to stockholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Contractual Obligations

During the three months and six months ended June 30, 2007, we believe there have been no material changes outside of the ordinary course of business in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity and Average Interest Rate

As of June 30, 2007	2007	2008	2009	2010	2011 Thereafter	Total	Fair Value June 30, 2007
	(Dollars in thousands)
Total Investment Securities Excluding Asset Backed	$165,098	$604	$—	$—	$—	$165,702	$165,818
Average Interest Rate	5.34%	4.63%	—	—	—	5.34%
Asset Backed Securities (i)						$2,129	$2,129
Average Interest Rate						5.24%
Fixed Interest Rate Convertible Senior Notes	$2,266	$4,531	$4,531	$4,531	$149,531	$165,390	$115,719
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%

As of December 31, 2006	2007	2008	2009	2010	2011 Thereafter	Total	Fair Value December 31, 2006
	(Dollars in thousands)
Total Investment Securities Excluding Asset Backed	$123,968	$603	$—	$—	$—	$124,571	$124,608
Average Interest Rate	5.35%	4.63%	—	—	—	5.35%
Asset Backed Securities (ii)						$23,836	$23,837
Average Interest Rate						3.25%
Fixed Interest Rate Convertible Senior Notes	$4,531	$4,531	$4,531	$4,531	$149,531	$167,655	$110,449
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%

(i)	Asset backed securities have various contractual maturity dates throughout 2010. The expected maturity dates for these securities range from 2007 to 2008 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

(ii)	Asset backed securities have various contractual maturity dates ranging from 2007 to 2010. The expected maturity dates for these securities range from 2007 to 2008 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

There were no significant changes made to our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

Investors in Cell Genesys, Inc. should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2007. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operation, financial condition, cash flow and future prospects could be harmed by any of these risks. The trading price of our common stock could decline, and our ability to repay our convertible notes could be impaired, due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006, including our consolidated financial statements and related notes, and our other filings from time to time with the SEC.

Risks Related to Our Company

Our products are in developmental stage, are not approved for commercial sale and might not ever receive regulatory approval or become commercially viable.

All of our potential cancer immunotherapies and oncolytic virus therapies are in research and development. We have not generated any revenues from the sale of products, and we do not expect to generate any revenues from product sales for at least the next several years. Our products currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercially successful products. Clinical trials may be suspended or terminated if safety or efficacy issues are identified, if our investigators or we fail to comply with regulations governing clinical trials or for other reasons. Our research and development efforts may not be successful. Even if developed, our products may not receive regulatory approval or be successfully manufactured in commercial quantities at reasonable cost, successfully introduced and marketed at prices that would permit us to operate profitably.

Clinical testing is a lengthy, costly and uncertain process that may not demonstrate that our cancer immunotherapies and oncolytic virus therapies are safe or effective, or result in regulatory approval.

Our GVAX cancer immunotherapies and oncolytic virus therapies are currently being tested in human clinical trials to determine their safety and efficacy. Clinical trials are very costly and time-consuming, especially the larger Phase 3 clinical trials, such as the VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer. The VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer are our first Phase 3 clinical trials. Although we have recently completed patient recruitment for the Vital-1 trial we cannot be certain if and when any of our current clinical trials will be successfully completed. Because our programs use new technologies, existing preclinical and clinical data on the safety and efficacy of our programs is limited. The results of preclinical or earlier stage clinical trials do not necessarily predict safety or efficacy in humans, and our products in later stage clinical trials may fail to show desired safety and efficacy, despite having progressed through preclinical or early clinical trials. Serious and potentially life-threatening side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. We, the United States Food and Drug Administration (“FDA”), foreign regulatory authorities or the Institutional Review Boards at our research institutions may suspend or terminate any clinical trials of our products at any time, and we cannot guarantee that we will be permitted to undertake additional human clinical trials for any of our products.

Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Preclinical and clinical data can be interpreted in many different ways, and FDA or foreign regulatory officials could interpret data that we consider promising differently, which could delay or prevent regulatory approval. Moreover, the degree of regulatory risk as well as the commercialization risk is generally greater for products based on new technologies such as our GVAX cancer immunotherapies and oncolytic virus therapies.

We also cannot guarantee that adequate numbers of patients can be recruited for our clinical trials. Many factors affect patient enrollment in clinical trials, including:

•	the size of the patient population;

•	the proximity of patients to clinical sites;

•	the willingness of local patients to participate;

•	the eligibility criteria for the trial;

•	competing clinical trials; and

•	new therapies approved for the conditions that we are investigating.

In addition to delays in patient enrollment, other unforeseen developments could prevent or delay completion of a clinical trial and increase our costs, which could also prevent or delay filing or approval of marketing applications and/or prevent or delay any eventual commercial sale of the therapy that is the subject of the trial. The delay, suspension or termination of a clinical trial could harm our business and future prospects. Such developments include:

•	delays in obtaining regulatory approvals to commence or continue a study;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	competition with ongoing clinical trials;

•	manufacturing delays or limitations on manufacturing capacity;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	uncertain dosing issues;

•	inability to monitor patients adequately during or after treatment;

•	our or our investigators’ failure to comply with FDA or other health authority regulations governing clinical trials;

•	an inability or unwillingness of medical investigators to follow our clinical protocols; and

•	lack of prior experience of regulatory agencies with our new technologies.

Each of our two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer involves a comparison to a Taxotere chemotherapy regimen, which is the currently approved standard of care for this patient group. However, there can be no assurance that this chemotherapy regimen will continue to be commonly used to treat these patients in the future. Should another therapy be shown to be more effective than the Taxotere chemotherapy regimen, we may need to conduct additional comparative clinical trials in the future. The delay, suspension or termination of a clinical trial could harm our business and future prospects.

Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices could prevent us from conducting our clinical trials or selling our products in foreign markets, which may impair our operating results and financial condition.

For development and marketing of drugs and biologics outside the United States, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require us to perform additional testing and expend additional resources. The time required to obtain approvals in some countries outside the United States may be longer than that required to obtain FDA approval, and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to conduct clinical trials in foreign markets or commercially develop foreign markets for our products and may harm our results of operations and financial condition.

We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.

We have incurred an accumulated deficit since our inception. As of June 30, 2007, our accumulated deficit was $423.2 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve profitability.

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

Our future capital requirements will depend on, and could increase as a result of, many factors, including, but not limited to:

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

We plan to raise additional funds through additional equity or debt financings, collaborative business relationships, or otherwise, but we may not be able to do any of the foregoing on favorable terms, or at all.

Because of our capital requirements, we will need to raise additional funds. From time to time, we may seek to access the public or private debt and equity markets. We also may seek to raise additional capital through outlicensing technologies or third party collaborations. If adequate funds are not available on favorable terms or at all, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development, manufacturing or clinical activities.

Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. These arrangements could harm our business, results of operations, financial condition, cash flow or future prospects. Currently, we do not have collaborative partners for the further development of our GVAX cancer immunotherapies. Although we are in active discussions with potential partners for our GVAX immunotherapy for prostate cancer, we may not be successful in entering into collaborative partnerships on favorable terms, if at all. Certain of our oncolytic virus therapy products are subject to future commercialization rights belonging to Novartis, which at its option may provide further development funding for these products. However, we can give no assurance that our alliance with Novartis will continue, as Novartis periodically has the option of terminating the alliance at its discretion. Also, there is no assurance that Novartis will provide further development funding. Our efforts to raise capital through such outlicensing activities may fail. Failure to enter into new corporate relationships may harm our business.

Our substantial indebtedness could harm our financial condition.

We have a significant amount of debt. As of June 30, 2007, we had approximately $145.0 million aggregate principal amount of outstanding convertible notes. Our substantial indebtedness could harm our business, results of operations, financial condition, cash flow and future prospects. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the convertible notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to raise or borrow additional funds to fund future working capital, capital expenditures, research and development and other general corporate requirements; and

•	limit our flexibility to react to changes in our business and the industry in which we operate.

We plan to use potential future operating losses and our federal and state net operating loss carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use net operating loss carryforwards could be limited as a result of issuances of equity securities.

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations or corporate collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. However, under the Tax Reform Act of 1986, the amount of benefits from our net operating loss carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the IRS, over a three year period. As a result, our use of federal net operating loss carryforwards could be limited by the provisions of Section 382 of the Internal Revenue Code depending upon the timing and amount of additional equity securities that we issue. State net operating loss carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

Our ability to manufacture our products is uncertain, which may delay or impair our ability to develop, test and commercialize our products.

We have built our own manufacturing facility for the manufacture of products for clinical trials and to support the potential commercial launch of our GVAX cancer immunotherapy product candidates, but the successful manufacture of our potential products is subject to a number of risks and uncertainties. The manufacturing techniques and process controls, as well as the product release specifications, required for our GVAX cancer immunotherapies and oncolytic virus therapies are more complex and less well-established than those required for other biopharmaceutical products, such as small molecules, therapeutic proteins and monoclonal antibodies. We may not be able to develop these techniques and process controls in a timely manner, if at all, to manufacture and evaluate our products effectively to meet the demands of regulatory agencies, clinical testing and commercial production. Advances in manufacturing techniques may render our facility and equipment inadequate or obsolete.

Our ability to manufacture products is also subject to various licensing and regulatory requirements. Our manufacturing facility is subject to the licensing requirements of the FDA, United States Drug Enforcement Administration (“DEA”), the California Department of Health Services and foreign regulatory authorities. Our facility is subject to inspection by the FDA, as well as by the DEA, the California Department of Health Services and foreign regulatory authorities. Failure to obtain or maintain these licenses or to meet the inspection criteria of these agencies would disrupt our manufacturing processes and adversely affect our ongoing clinical trials and our business and future prospects, results of operations, financial condition and cash flow. We operate our manufacturing facility according to current Good Manufacturing Practices (“cGMP”) regulations for the manufacture of products for clinical trials. Our manufacturing facility is subject to inspection by the FDA and other regulatory bodies to ensure compliance with cGMP. Any failure to follow and document our adherence to such cGMP regulations or satisfy other manufacturing and product release regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, may result in the termination or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.

We have at times encountered and/or may in the future encounter problems with the following:

•	our ability to “scale-up” our manufacturing facility by a significant factor over the current level of production within our planned timelines and budget;

•	achieving consistent and acceptable production yield and costs;

•	meeting product release specifications;

•	shortages of qualified personnel;

•	shortages of raw materials;

•	shortages of key contractors or contract manufacturers;

•	ongoing compliance with cGMP regulations and other expectations from FDA and other regulatory bodies;

•	equipment shortage or malfunction; and

•	inability to validate new equipment or processes in a timely manner.

Any of these factors could harm our product development, delay commercialization, or prevent us from producing our products in a sufficient quantity to meet the requirements for product launch or future demand. If we are unable to manufacture our products for any reason, our options for outsourcing manufacturing are currently limited. We are unaware of available contract manufacturing facilities on a worldwide basis in which our GVAX immunotherapy product candidates can be manufactured under cGMP regulations, a requirement for all pharmaceutical products. It would take a substantial period of time for a contract manufacturing facility that has not been producing our particular products to begin successfully producing them under cGMP regulations. Logistical arrangements for wide-spread distribution of our products for clinical and commercial purposes may prove to be impractical or prohibitively expensive, which could hinder our ability to commercialize our products.

Due to our reliance on clinical trial arrangements with public and private medical institutions, clinical research organizations and individual investigators, we may not be able to directly control the timing, conduct, expense and quality of some of our clinical trials.

We have arrangements with a number of public and private medical institutions, clinical research organizations, and individual investigators, for the conduct of human clinical trials for our GVAX cancer immunotherapy programs and oncolytic virus therapies. In some cases, trials are conducted by institutions without our direct control or monitoring. The early termination of any of these clinical trial arrangements, the failure of these institutions to comply with the regulations and requirements governing clinical trials, or reliance upon results of trials that we have not directly conducted or monitored could hinder the progress of our clinical trial programs or our development programs. If any of these relationships are terminated, the clinical trials might not be completed, and the result might not be valuable.

If our proposed products are not effectively protected by issued patents or if we are not otherwise able to protect our proprietary information, we will be more vulnerable to competitors, and our business could be harmed.

We rely heavily on the development and protection of our intellectual property portfolio. As of June 30, 2007, we had approximately 416 U.S. and foreign patents issued or granted to us or available to us based on licensing arrangements and approximately 267 U.S. and foreign applications pending in our name or available to us based on licensing arrangements. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. We cannot be certain whether any given application will result in the issuance of a patent or if any issued patent will provide significant proprietary protection or be later invalidated. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. Depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. In addition, publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, because patents have a limited life, subject to potential extensions, which may begin to run out prior to the commercial sale of a related product, the commercial value of our products might be limited.

Our intellectual property and freedom to operate may be challenged by others, which, if such a challenge were successful, could harm our business, results of operations, financial condition, cash flow and future prospects.

Our commercial success depends in part on not infringing the patents or proprietary rights of others, not breaching licenses granted to us and ensuring that we have the necessary freedom to operate and commercialize our products. We are aware of competing intellectual property relating to both our GVAX cancer immunotherapy and oncolytic virus therapy. While we believe we have freedom to operate for both of these programs and are aware of no issued patents that could prevent us from commercializing the products we are currently developing, others may challenge that position, and from time to time we have received communications from third parties claiming to have conflicting rights relating to components of our products. If any such claim were successful, we could be required to obtain licenses to a third party’s technologies or biological or chemical reagents in order to market our products. Moreover, we may choose to voluntarily seek such a license in order to avoid the expense and uncertainty of fully defending our position. In either such event, such a license may not be available to us on acceptable terms or on any terms, and we may have to discontinue that portion of our business, or such third party may seek an injunction against us. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify these licensing parties against losses incurred if practicing our intellectual property infringes upon the rights of others. The failure to license any technologies or biological or chemical reagents required to commercialize our technologies or products at reasonable cost may harm our business, results of operations, financial condition, cash flow and future prospects. In addition, regardless of merit, any infringement or other intellectual property claims may be expensive and time-consuming to litigate and divert management attention.

We are currently involved in a proceeding or may have to engage in litigation, which could result in substantial cost or distraction, to enforce our patents or to determine the scope and validity of other parties’ proprietary rights.

To determine the priority of inventions, the United States Patent and Trademark Office (“USPTO”) frequently declares interference proceedings. In Europe, patents can be revoked through opposition proceedings. These proceedings could result in an adverse decision as to the priority of our inventions.

We are currently involved in an interference proceeding related to gene activation technology. We have filed an appeal of the final decision from the USPTO relating to an interference proceeding pending since 1996 with Applied Research Systems Holding N.V. (“ARS”) concerning a patent and patent application involving the technology. ARS has also appealed the decision. The result of the appeal is uncertain at this time. We are not currently involved in any other interference proceedings. Certain of our patents for gene activation technology have been denied in appeal proceedings in Europe, which adversely affects our ability to receive royalties on sales of products employing this technology under certain of our license agreements which can otherwise be terminated at the discretion of the licensee.

We cannot predict the outcome of these proceedings. An adverse result in any of these proceedings could have an adverse effect on our intellectual property position in these areas and on our business. If we lose in any such proceeding, our patents or patent applications that are the subject matter of the proceeding may be invalidated or may not be permitted to issue as patents. Consequently, we may be required to obtain a license from the prevailing party in order to continue the portion of our business that relates to the proceeding. Such license may not be available to us on acceptable terms or on any terms, and we may have to discontinue that portion of our business. We may be involved in other interference and/or opposition proceedings in the future. We believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

Our competitive position may be impaired by our limited ability to protect and control unpatented trade secrets, know-how and other technological innovation.

Our competitors may independently develop similar or better proprietary information and techniques and disclose them publicly. Also, others may gain access to our trade secrets, and we may not be able to meaningfully protect our rights to our unpatented trade secrets.

We require our employees and consultants to execute confidentiality agreements, but these agreements and other measures may not provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

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

Our competitors may develop therapies for the diseases that we are targeting that are safer, more effective, less expensive, or otherwise more advanced than ours or they may commercialize competing products more rapidly than we do, which may adversely affect our competitive position.

Many companies pursue programs for the treatment of cancer. Our competitors include large biotechnology or pharmaceutical companies, such as Amgen, Bristol-Myers Squibb, Genentech, Novartis, Roche and sanofi-aventis Group, which have greater experience and resources than we do in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining FDA and other regulatory approvals of products, and in manufacturing and marketing new therapies. We also compete with other biotechnology companies, which have prostate cancer immunotherapy products in various stages of clinical development, such as Dendreon Corporation and Onyvax, Ltd.

Some competitors are pursuing product development strategies that are similar to ours, particularly with respect to our cancer immunotherapy and oncolytic virus therapy programs. Certain products of our competitors are in more advanced stages of product development, clinical trials and regulatory filings. We compete with other companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials, delay clinical trials and adversely affect our ability to bring a product to market prior to our competitors or in our projected timeline. Our competitors may develop technologies and products that are more effective than ours, or that would render our technology and products less competitive or obsolete.

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

To the extent we depend on strategic partners to sell, market or distribute our products, we will have reduced control over the sales, marketing and distribution of our future products.

We have no experience in sales, marketing or distribution of biopharmaceutical products. We may in the future rely on sales, marketing and distribution expertise of potential corporate partners for our initial products.

If we choose to rely on strategic partners for the sale, marketing or distribution of our future products, we will have less control over the sales, marketing and distribution of our products and will depend heavily upon their abilities and dedication to our products. These future strategic partnerships may not be available on favorable terms, if at all, or they could harm our business.

We may in the future be exposed to product liability claims, which could harm our business, results of operations, financial condition and cash flow.

Clinical trials or marketing of any of our potential products may expose us to liability claims resulting from the use of our products. These claims might be made by clinical trial participants and associated parties, consumers, health care providers, sellers of our products or others. A claim, particularly resulting from a clinical trial, or a product recall could harm our business, results of operations, financial condition, cash flow and future prospects.

Insurance coverage is increasingly more difficult and costly to obtain or maintain.

We currently maintain a certain amount of insurance with respect to each of our clinical trials as well as insurance to reduce our direct exposure to certain other business risks, but may not be able to maintain insurance or obtain sufficient coverage at reasonable rates, as premiums are generally increasing and coverage is narrowing in scope. As a result, we may be required to assume more risk in the future or make significant expenditures to maintain our current levels of insurance. Any inability to maintain insurance at an acceptable cost, or at all, could also result in a breach of terms of our product license agreements or could prevent or inhibit the clinical testing or commercialization of our products or otherwise affect our business, results of operation, financial condition, cash flow and future prospects. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. Furthermore, any claims made on our insurance policies may affect our ability to obtain or maintain future insurance coverage at reasonable costs, if at all.

Our business, financial condition, results of operations and cash flow could suffer as a result of future strategic acquisitions and investments.

We may engage in future acquisitions or investments that could dilute our existing stockholders or cause us to incur contingent liabilities, commitments, debt or significant expense. From time to time, in the ordinary course of business, we evaluate potential acquisitions or investments in related businesses, products or technologies. An acquisition or investment could harm our business, results of operation, financial condition, cash flow and future prospects.

Future acquisitions could subject us to a number of risks, including:

•	the loss of key personnel and business relationships;

•	difficulties associated with assimilating and integrating the new personnel, intellectual property and operations of the acquired companies;

•	the potential disruption of our ongoing business;

•	the expense associated with maintenance of diverse standards, controls, procedures, employees and clients;

•	the diversion of managerial, financial and other resources from the development of our own proprietary technology; and

•	our inability to generate revenue from acquired technology sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity and other events beyond our control, which could harm our business.

Our facilities have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power. Future blackouts could disrupt the operations of our facilities. Most of our facilities are located in seismically active regions. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a recovery plan for such disasters. We are unable to predict the effects of any such event, but the effects could harm our business, results of operations, financial condition, cash flow and future prospects. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business.

We depend on our key technical and management personnel to advance our technology, and the loss of these personnel could impair the development of our products.

We rely and will continue to rely on our key management and scientific staff. Because all employees are employed at-will, they can leave at any time. The loss of key personnel or the failure in our industry to recruit necessary additional qualified personnel could harm our business and results of operations. There is intense competition from other companies, research and academic institutions and other organizations for qualified personnel. We may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. We will need to continue to recruit experts in the areas of clinical testing, manufacturing, regulatory, finance, marketing and distribution and to develop additional expertise in our existing personnel. If we do not succeed in hiring or retaining necessary personnel or developing this expertise, our business could suffer significantly.

Various materials that we use are purchased from single qualified suppliers, which could result in our inability to secure sufficient materials to conduct our business

Materials of a critical nature which we purchase for use in our manufacturing operations are subject to a supplier qualification program. In the event that a material or supplier is no longer appropriate to support our cGMP operations, we may incur significant additional expenses to find and qualify alternate materials and/or suppliers. Because the suppliers of key components and materials for a product must be carefully tested, qualified and named in our filings with the FDA and other health authorities, significant delays can occur if a new supplier is required. There is no guarantee that the FDA or other health authorities will deem the alternative materials and/or suppliers to be comparable, which may require us to perform additional and/or extended clinical studies and could delay product approval.

In addition, some of the materials which we purchase for use in our manufacturing operations are sole-sourced, meaning only one known supplier exists or is qualified for our use. In the event of a significant interruption of sole-sourced supplies, the quantity of our inventory may not be adequate to complete our clinical trials or to launch our potential products.

The prices of our common stock and convertible senior notes are likely to continue to be volatile in the future.

The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2004, our stock price has fluctuated between a high closing price of $15.93 on March 4, 2004 and a low closing price of $2.81 on March 19, 2007. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. The following factors, among others, may affect the prices of our common stock and notes:

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

•	issuances of securities in equity, debt or other financings or issuances of common stock upon conversion of our convertible senior notes or exercise of warrants;

•	the favorable or unfavorable resolution of potential tax assessments;

•	unforeseen litigation;

•	sales of common stock by existing stockholders; and

•	the perception that such issuances by us or by existing stockholders sales could occur.

Our stockholders may be diluted by the conversion of outstanding convertible senior notes.

In October and November 2004 we issued and sold $145.0 million aggregate principal amount of notes, which are convertible into our common stock, initially at the conversion price of $9.10 per share, equal to a conversion rate of approximately 109.8901 shares per $1,000 principal amount of notes, subject to adjustment. The holders of the notes may choose at any time to convert their notes into common stock. The number of shares of common stock issuable upon conversion of the notes, and therefore the dilution of existing common stockholders, could increase as a result of an event triggering the antidilution rights of the notes, including certain acquisitions in which 10% or more of the consideration paid for our common stock in the transaction is in the form of cash or securities that are not freely tradable. Conversion of our convertible senior notes would result in issuance of additional shares of common stock, diluting existing common stockholders.

Our securityholders may be diluted, and the prices of our securities may decrease, by the exercise of outstanding stock options and warrants or by future issuances of securities.

We may issue additional common stock, preferred stock, or securities convertible into or exchangeable for our common stock. Furthermore, substantially all shares of common stock for which our outstanding stock options or warrants are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock or securities convertible into or exchangeable for our common stock or the exercise of stock options or warrants would dilute existing investors and could adversely affect the price of our securities.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of us or could limit the price investors might be willing to pay for our stock.

Certain provisions of our certificate of incorporation, bylaws, debt instruments and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions include the adoption of a Stockholder Rights Plan, commonly known as a “poison pill.” Under the Stockholder Rights Plan, we made a dividend distribution of one preferred share purchase right for each share of our common stock outstanding as of August 21, 1995 and each share of our common stock issued after that date. In July 2000, we made certain technical changes to amend the plan and extended the term of such plan until 2010. The rights are exercisable only if an acquirer purchases 15% or more of our common stock or announces a tender offer for 15% or more of our common stock. Upon exercise, holders other than the acquirer may purchase our stock at a discount. Our Board of Directors may terminate the rights plan at any time or under certain circumstances redeem the rights. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition. These provisions and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in our management or in the control of our company, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

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

We are entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the registration statement filed by us with the SEC and prohibit Kingsbridge from selling shares under the registration statement. We may deliver a blackout notice, for example, at a time when we believe there may be a potential material development, premature disclosure of which would not be in the interests of the company or stockholders. If we deliver a blackout notice in the 30 calendar days following the settlement of a draw down, or if the registration statement is not effective in circumstances not permitted by the agreement, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares held by Kingsbridge (exclusive of shares that Kingsbridge may hold pursuant to exercise of the Kingsbridge warrant) and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the registration statement, the blackout or other payment could be significant.

If we continue to sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will dilute the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10% from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will cause even more dilution than if our share price were stable or increasing, and may further decrease our share price.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, maintain investor confidence or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports, maintain investor confidence and prevent fraud. As our operations have grown, as well as part of our examination of our internal systems in response to Sarbanes-Oxley requirements, we have discovered in the past, and may in the future discover, areas of our internal controls that could be improved. None of these issues have risen to the level that we were unable to attest to the effectiveness of our internal controls when we were required to do so. During the year ended December 31, 2006, we took additional steps to improve our internal controls. Although we believe that all of these efforts have strengthened our internal controls, we continue to work to improve our internal controls, and cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Accounting pronouncements may impact our results of operations and financial position.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of “Financial Accounting Standards No. 123”, (“FAS 123R”), which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their values. We adopted FAS 123R on January 1, 2006, using the modified prospective method. As a result, we recorded $5.9 million of stock-based compensation expense for the year ended December 31, 2006, and $2.7 million of stock-based compensation expense for the six months ended June 30, 2007. The adoption of FAS 123R had a material impact on our results of operations for the year ended December 31, 2006 and six months ended June 30, 2007, and will in each subsequent period, although it will have no impact on our overall liquidity. We cannot reasonably estimate the future impact of FAS 123R because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value of share-based payments to employees and directors. The adoption of FAS 123R may affect the way we compensate our employees or may cause other changes in the way we conduct our business.

Risks Related to Our Industry

In order for our products to be offered to the public, they must undergo extensive clinical testing and receive approval from the FDA and other regulatory agencies, which could delay or prevent the commercialization of our products.

Human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Preclinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Depending on the country in which the study is conducted, clinical trials are subject to compliance with FDA and ICH Good Clinical Practices and the European Clinical Trials Directive under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations may also apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities or our Independent Data Monitoring Committees may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. U.S. or foreign health authorities could issue a clinical hold with respect to any of our clinical trials in the future. The results of the preclinical testing and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of a new drug application for a pharmaceutical product, and in the form of a biologics license application for a biological product, requesting approval to commence commercial sales.

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

In addition, during the course of the development and testing of human therapeutic products, improvements may be made and may have been made to processes, formulations or manufacturing methods or employ different manufacturing facilities. Such changes may be made to improve the product’s potential efficacy, make it easier to manufacture at scale, reduce variability, improve ability to meet specification, or for other reasons. As a result, certain of the products that are currently being tested in clinical trials, are not identical to those used in previous clinical trials from which clinical data have been previously reported or may vary throughout the course of a clinical trial. Certain studies may be required in order to demonstrate the comparability of the products if additional manufacturing changes are introduced. There is no guarantee that the results of studies using the current versions of the products will be as successful as the results of earlier studies conducted using different versions of the products.

Even if our products are approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval pre-clinical, manufacturing, clinical and safety data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products including unanticipated adverse events of unanticipated severity or frequency, manufacturer or manufacturing problems, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, additional clinical trials, additional marketing application requirements, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures or detention, injunctions or the imposition of civil or criminal penalties.

We are subject to federal, state, local and foreign laws and regulations, and complying with these may cause us to incur significant costs.

Our research, product development and manufacturing activities involve the controlled use of hazardous materials, and we may incur significant costs as a result of the need to comply with numerous laws and regulations. We are subject to laws and regulations enforced by the FDA, the DEA, the California Department of Health Services, foreign health authorities and other regulatory statutes including the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Food, Drug and Cosmetic Act, the Resource Conservation and Recovery Act, and other current and potential federal, state, local or foreign laws and regulations governing the use, manufacture, storage, handling and disposal of our products, materials used to develop and manufacture our products, and resulting waste products.

We cannot completely eliminate the risk of contamination or injury, by accident or as the result of intentional acts from these materials. In the event of an accident, we could be held liable for any damages that result, and any resulting liability could exceed our resources. We do not carry insurance for potential exposures which could result from these risks. We may also be required to incur significant costs to comply with environmental laws and regulations in the future.

The continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare may restrict pricing of our products and reimbursement from third party payers, which may reduce demand for and the profitability of our products.

Because of the considerable pressure to reduce the cost of biotechnology and pharmaceutical products, there is uncertainty related to the extent to which third-party payers will cover and pay for newly approved therapies. Our potential products represent a new mode of therapy, and while the cost-benefit ratio of the products may be favorable, we expect that the costs associated with our products will be substantial. Acceptance and sales of our future products will depend in part upon coverage and third party payment amounts from third-party payers, including government agencies, private health care insurers and other health care payers, such as health maintenance organizations, and self-insured employee plans. Reimbursement from these organizations may become more restrictive in the future. Our proposed products may not be considered cost-effective by third-party payers. Insurance coverage might not be provided by third-party payers at all or may be provided only after substantial delay. Even if such coverage is provided, the approved third-party payment amounts might not be sufficient to permit widespread acceptance of our products. Any such cost control initiatives could lessen our ability to commercialize our products, decrease the price that we would receive for products that are commercialized, if any, and may impede the ability of patients using our products to obtain reimbursement under their insurance programs.

The pricing of our future products in the United States and elsewhere may also be influenced in part by government restrictions on the pricing and profitability of prescription pharmaceuticals. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement more rigorous provisions relating to government payment levels. While we cannot predict whether the government will adopt any such legislative or regulatory proposals, the announcement or adoption of these proposals could impair our business, results of operations, financial condition, cash flow and future prospects.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2007, during our annual stockholders’ meeting, a quorum of our stockholders approved the following proposals:

(i)	Election of Directors.

Director	For	Withheld	Broker Non-Votes
Stephen A. Sherwin, M.D.	59,419,303	1,091,425	—
David W. Carter	59,415,023	1,095,706	—
Nancy M. Crowell	59,427,316	1,083,413	—
James M. Gower	57,496,864	3,013,865	—
John T. Potts, Jr., M.D.	59,330,123	1,180,605	—
Thomas E. Shenk, Ph.D.	55,281,126	5,229,602	—
Eugene L. Step	57,466,772	3,043,957	—
Inder M. Verma, Ph.D.	59,498,223	1,012,505	—
Dennis L. Winger	59,561,118	949,611	—

(ii)	Proposal to amend the 2005 equity incentive plan to increase the number of shares reserved for issuance under the plan.

For	Against	Abstain	Broker Non-Votes
28,656,404	2,861,333	125,272	28,867,720

(iii)	Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstain	Broker Non-Votes
60,031,196	390,856	88,677	—

There were no other matters voted upon at our annual meeting.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Description
4.1	Form of Warrant.(1)

10.1	Form of Subscription Agreement, dated as of April 11, 2007, between the Company and the investor signatories thereto.(1)

10.2	Form of Restricted Stock Unit Award Agreement.(2)

10.3	Cell Genesys, Inc. 2005 Equity Incentive Plan, as amended.

10.4	Form of Stock Option Award Agreement.(3)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

*	Furnished herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2007.

(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2007.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-127158) filed with the SEC on August 3, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on August 7, 2007.

CELL GENESYS, INC.

By:	/s/ STEPHEN A. SHERWIN, M.D.
Stephen A. Sherwin, M.D.
Chairman of the Board and Chief Executive Officer

By:	/s/ SHARON E. TETLOW
Sharon E. Tetlow
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ MARC L. BELSKY
Marc L. Belsky
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of Warrant.(1)

10.1	Form of Subscription Agreement, dated as of April 11, 2007, between the Company and the investor signatories thereto.(1)

10.2	Form of Restricted Stock Unit Award Agreement.(2)

10.3	Cell Genesys, Inc. 2005 Equity Incentive Plan, as amended.

10.4	Form of Stock Option Award Agreement.(3)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

*	Furnished herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2007.

(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2007.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-127158) filed with the SEC on August 3, 2005.