Form 10-Q
period 2007-09-30
CELL GENESYS INC
filed 2007-11-01
CIK 865231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of October 31, 2007, the number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 78,057,171.

C ELL GENESYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Cell Genesys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$25,826	$23,692
Short-term investments	133,165	127,492
Prepaid expenses and other current assets	3,563	3,481

Total current assets	162,554	154,665
Restricted cash and investments	2,890	2,890
Property and equipment, net	120,746	129,643
Unamortized debt issuance costs and other assets	3,346	3,969

Total assets	$289,536	$291,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,810	$2,360
Accrued compensation and benefits	5,300	5,820
Other accrued liabilities	10,510	6,378
Current portion of accrued income taxes	—	35,410
Current portion of capital lease obligation	1,610	1,346

Total current liabilities	20,230	51,314
Other liabilities	3,304	2,851
Non-current portion of accrued income taxes	6,068	—
Non-current portion of capital lease obligation	47,118	48,475
Convertible senior notes	145,000	145,000
Commitments and contingencies
Stockholders’ equity:
Common stock	78	58
Additional paid-in capital	525,564	436,888
Stock subscription receivable	—	(1,200)
Accumulated other comprehensive loss	(107)	(378)
Accumulated deficit	(457,719)	(391,841)

Total stockholders’ equity	67,816	43,527

Total liabilities and stockholders’ equity	$289,536	$291,167

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenue	$2	$52	$1,278	$1,274
Operating expenses:
Research and development	28,629	23,196	77,674	71,713
General and administrative	5,114	4,335	15,141	13,631

Total operating expenses	33,743	27,531	92,815	85,344

Loss from operations	(33,741)	(27,479)	(91,537)	(84,070)
Other income (expense):
Gain on sale of Abgenix, Inc. common stock	—	—	—	62,677
Gain (loss) on sale of property and equipment	(75)	—	1,309	—
Interest and other income	1,982	2,082	6,102	5,407
Interest expense	(2,580)	(2,614)	(7,761)	(7,858)

Loss before income taxes	(34,414)	(28,011)	(91,887)	(23,844)
Income tax benefit (provision)	(124)	(790)	26,009	(28,835)

Net loss	$(34,538)	$(28,801)	$(65,878)	$(52,679)

Basic and diluted net loss per share	$(0.46)	$(0.57)	$(0.96)	$(1.10)

Weighted average shares of common stock outstanding – basic and diluted	74,673	50,782	68,882	47,695

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net loss	$(65,878)	$(52,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,803	10,864
Gain from sale of property and equipment	(1,309)	—
Stock-based compensation expense	4,513	4,465
Gain on sale of Abgenix, Inc. common stock	—	(62,677)
Deferred income tax provision	—	26,808
Impairment of long-lived assets	—	194
Changes in operating assets and liabilities:
Prepaid expenses and other assets	478	(609)
Accounts payable	450	(371)
Accrued compensation and benefits	(520)	55
Other accrued liabilities	4,597	2,716
Accrued income taxes	(29,342)	2,027

Net cash used in operating activities	(76,208)	(69,207)

Cash flows from investing activities:
Purchases of short-term investments	(216,294)	(111,120)
Maturities of short-term investments	210,892	62,351
Sales of short-term investments	—	24,521
Capital expenditures	(2,753)	(1,320)
Proceeds from sale of property and equipment	2,207	—
Proceeds from sale of Abgenix, Inc. common stock	—	65,425

Net cash (used in) provided by investing activities	(5,948)	39,857

Cash flows from financing activities:
Net proceeds from registered direct offering	55,423	—
Net proceeds from committed equity financing facility	29,049	20,062
Net proceeds from issuance of common stock related to public offering	—	25,059
Proceeds from exercise of stock options	911	1,196
Payments under capital lease obligation	(1,093)	(807)

Net cash provided by financing activities	84,290	45,510

Net increase in cash and cash equivalents	2,134	16,160
Cash and cash equivalents at the beginning of the period	23,692	54,221

Cash and cash equivalents at the end of the period	$25,826	$70,381

See accompanying notes

Cell Genesys, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period.

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

Reclassifications

We reclassified impairment of long-lived assets and restructuring charges to general and administrative expenses which were previously reported as a separate line item on our consolidated statements of operations for the nine months ended September 30, 2006. Such amounts are insignificant individually and in aggregate to our consolidated statements of operations. The reclassification had no impact on our total operating expenses or our net loss for the nine month period ended September 30, 2006.

Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have evaluated the impact of adopting FAS 157 on our consolidated financial statements and determined that it is not material.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have evaluated the impact of adopting FAS 159 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“Issue 07-3”), which addresses the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We have evaluated the impact of adopting Issue 07-3 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.

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

	Nine months ended September 30,
	2007	2006
	(in thousands)
Convertible senior notes	15,934	15,934

Outstanding stock options and restricted stock units	9,421	8,403

Warrants to purchase common stock	2,959	375

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net loss	$(34,538)	$(28,801)	$(65,878)	$(52,679)
Other comprehensive income (loss):
Change in unrealized gains/losses on investments, net of tax	194	122	271	1,036
Reclassification adjustment for gains/losses recognized in net loss, net of tax	—	—	—	(35,104)

Comprehensive loss	$(34,344)	$(28,679)	$(65,607)	$(86,747)

4. Stock-Based Compensation

Stock-based compensation expense recognized during the three and nine months ended September 30, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

On June 29, 2007, we issued 32,000 restricted stock units to our outside Directors under our 2005 Equity Incentive Plan, as amended, at a grant date fair value of $3.35. These restricted stock units will be fully vested and become unforfeitable on the first anniversary of the grant date. In accordance with FAS 123R, the fair value of the restricted stock units was estimated based upon the closing sales price of the Company’s common stock on the grant date.

On July 30, 2007, we issued 844,550 restricted stock units to all employees under our 2005 Equity Incentive Plan, as amended, at a grant date fair value of $3.51. These restricted stock units will be fully vested and become unforfeitable on the first anniversary of the grant date. In accordance with FAS 123(R), the fair value of the restricted stock units was estimated based upon the closing sales price of the Company’s common stock on the grant date.

Stock-based compensation expense recognized under FAS 123R was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Research and development	$1,380	$1,212	$3,499	$3,491
General and administrative	412	322	1,014	974

Total stock-based compensation expense	$1,792	$1,534	$4,513	$4,465

Effect on earnings per share-basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.09)

As of September 30, 2007, total stock-based compensation cost related to nonvested stock options not yet recognized was $5.4 million, which is expected to be allocated to expense over a weighted-average period of 26 months, and total compensation cost related to nonvested restricted stock units not yet recognized was $2.5 million, which is expected to be allocated to expense over a weighted-average period of 10 months. No compensation expense will be recognized for restricted stock units that do not vest.

Valuation Assumptions for Stock Options

The compensation expense related to stock options recognized under FAS 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	0.00%	0.00%	0.00%	0.00%
Annual risk free rate of return	4.23%	4.59%	4.55%	4.83%
Expected volatility	0.56	0.56	0.55	0.57
Expected term (years)	5.16	5.08	5.16	5.08

In estimating the expected term, we considered our historical stock option exercise experience including forfeitures, our post vesting termination pattern and the term of the options outstanding. We based our determination of expected volatility on our historical stock price volatility over the expected term.

5. Related Parties

The accounting policies we apply to our transactions with our related parties are consistent with those applied in transactions with independent third parties.

Ceregene: Ceregene, Inc. (“Ceregene”) was previously our majority-owned subsidiary. In August 2004, July 2005, and April 2006, respectively, Ceregene announced an initial, second and third closing of its Series B preferred stock financing. We participated through the pro rata conversion of an outstanding bridge loan to Ceregene and related accrued interest into shares of Ceregene’s Series B preferred stock. In January 2007, we participated in Ceregene’s Series C preferred financing by acquiring 1.8 million shares of Ceregene’s Series C in exchange for an exclusive license to Ceregene of certain of our intellectual property. As a result, we own approximately 16% of Ceregene on a fully diluted basis as of September 30, 2007. We did not record a gain on the exchange because the assets exchanged with Ceregene were nonmonetary and the carrying value of the intangible assets we used as consideration had no carrying value and no determinable value.

We account for our investment in Ceregene under the equity method of accounting for investments. Our Chairman of the Board of Directors and Chief Executive Officer (“CEO”) is also the Chairman of Ceregene’s Board of Directors. For the three and nine months ended September 30, 2007, we recorded revenue of zero and $13,000, respectively, and for the three and nine months ended September 30, 2006, we recorded revenue of $10,000 and $71,000, respectively, from Ceregene. We did not recognize losses from Ceregene in either period, nor do we expect to recognize future losses from Ceregene, as the net book value of our investment in Ceregene is zero.

Caliper Life Sciences: The former Chairman and CEO of Xenogen Corporation (“Xenogen”), a related party, which was acquired by Caliper Life Sciences, Inc. (“Caliper Life Sciences”) in August 2006, is now on the Board of Directors of Caliper Life Sciences and is also a member of our Board of Directors. We have not paid or received any amount to or from Caliper Life Sciences during the three months ended September 30, 2007 and 2006, respectively. We paid $10,000 and $23,000 to Caliper Life Sciences during the nine months ended September 30, 2007 and 2006, respectively.

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

On January 1, 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $25.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2007, we had $4.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. As a result of a final settlement with the Internal Revenue Service (“IRS”) during May 2007, unrecognized tax benefits decreased by $21.0 million in the second quarter of 2007 as described below. Our policy is to account for interest and penalties in the income tax provision in the consolidated statement of operations. At the adoption date of January 1, 2007, we had $10.4 million of accrued interest and zero penalties related to tax contingencies recorded in the consolidated balance sheet. As of September 30, 2007, we had accrued approximately $2.1 million of interest and zero penalties related to tax contingencies.

In July 2005, the IRS issued a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses that we deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals Office of the IRS level. On May 7, 2007, we received a letter from the IRS stating that the Joint Committee on Taxation had taken no exception to the conclusions that the Appeals Office of the IRS had reached with respect to the fiscal years ended December 31, 2000, 2001 and 2002, and that the case was being forwarded to the IRS Appeals Processing Services unit for processing. This letter represented the final settlement of the abovementioned NOPA for $3.3 million, comprised of $2.3 million in federal tax and $1.0 million in interest.

The tax provision for the three months ended September 30, 2007 related to additional accrued interest recorded for tax contingencies. The tax benefit recorded for the nine months ended September 30, 2007 is related to a $21.0 million decrease in the current portion of accrued income taxes and a $5.8 million decrease in the non-current portion of accrued income taxes resulting from the NOPA settlement, offset by additional accrued interest for tax contingencies. The tax provision for the three months ended September 30, 2006 related to additional accrued interest recorded for tax contingencies. The tax provision for the nine months ended September 30, 2006 relates primarily to the realized gain on the sale of 3.0 million shares of Abgenix common stock and $2.0 million related to additional interest recorded for tax contingencies.

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

During the year ended December 31, 2006, we received net proceeds of $27.9 million from the sale of 6.3 million shares of our common stock under the 2006 CEFF. Because we were in the middle of a drawdown under this CEFF as of December 31, 2006, we were obligated to deliver 0.4 million shares of our common stock to Kingsbridge, and Kingsbridge was obligated to pay us $1.2 million for the shares purchased by Kingsbridge but not yet settled under this drawdown. Since these shares were not delivered until January 2007, the par value of these shares was recorded in common stock as shares subscribed, the excess over par was recorded in additional paid-in capital, and the $1.2 million subscription receivable was recorded as a reduction to stockholders’ equity at December 31, 2006. In January 2007, we sold the remaining 2.0 million shares of common stock under this CEFF for net proceeds of $5.9 million. Since inception of the 2006 CEFF, we received cumulative net proceeds of $35.0 million from the sale of 8.7 million shares of our common stock.

2007 CEFF: On February 5, 2007, we entered into a new CEFF with Kingsbridge (“2007 CEFF”), pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of our common stock or an aggregate of $75.0 million during the next three years. We can draw down the 2007 CEFF in tranches of up to a maximum of 2.5% of the closing fair market value of our common stock on the last trading day prior to the commencement of the drawdown, or $15.0 million, whichever is less, subject to certain conditions. No more than once per fiscal quarter, we can draw down up to 3.5% of our market capitalization but still subject to the $15.0 million limit. The purchase price of these shares will be at a 6 to 10% discount from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $1.75 per share or at a price below 85% of the closing share price of our common stock on the trading day immediately preceding the commencement of the drawdown.

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

On February 5, 2007, we filed a registration statement on Form S-3 with the SEC with respect to the resale of up to 12.0 million shares of our common stock pursuant to the 2007 CEFF and underlying warrant. This registration statement was declared effective by the SEC on February 14, 2007. During the three and nine months ended September 30, 2007, we received net proceeds of $16.7 and $21.9 million from the sale of 4.9 and 6.6 million shares of our common stock under the 2007 CEFF, respectively.

Common Stock

On April 16, 2007, we received net proceeds of $55.4 million in a registered direct offering, after deducting placement agents’ fees and stock issuance costs of $4.6 million, from the sale of 10.8 million shares of our common stock at $5.55 per share and warrants to purchase 2.2 million shares of our common stock at a price of $7.18 per share. The offering was made pursuant to our effective 2003 shelf registration statement on Form S-3. These warrants are exercisable beginning October 12, 2007 and are exercisable for a period of four and a half years thereafter. The fair value of the warrants, which was recorded in additional paid-in capital, was determined to be $5.3 million on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: a risk-free rate of 4.66%, a life of 5.0 years, no dividend yield and a volatility of 57%.

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

Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As forward-looking statements, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships and other risks. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks that may affect us under “Risk Factors under Item 1A of Part II of this Quarterly Report on Form 10-Q.” We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 31, 2006 and in other documents filed by us from time to time with the Securities and Exchange Commission.

Overview

We are a biotechnology company focused on the development and commercialization of novel biological therapies for patients with cancer. We are currently developing cell-based cancer immunotherapies and oncolytic virus therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been modified to impart disease-fighting characteristics that are not found in conventional chemotherapeutic agents. As part of our GVAX(TM) cancer immunotherapy programs, we are conducting two Phase 3 clinical trials in prostate cancer and Phase 2 trials in each of pancreatic cancer and leukemia. We initiated our Phase 3 clinical trials for GVAX immunotherapy for prostate cancer in July 2004 and June 2005, respectively, each under a Special Protocol Assessment (“SPA”) with the United States Food and Drug Administration (“FDA”). In May 2006, we were granted Fast Track designation for GVAX immunotherapy for prostate cancer by the FDA. Fast Track designation can potentially facilitate development and expedite the review of a Biologics License Application (“BLA”). The first of these two trials is now fully enrolled. In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG, we are conducting a multiple dose Phase 1 clinical trial of CG0070 in recurrent bladder cancer. We also have other preclinical oncolytic virus therapy programs evaluating potential therapies for multiple types of cancer.

Third Quarter 2007 and Other Recent Highlights:

•

Announced that we have completed recruitment of over 600 patients into VITAL-1, the first of two ongoing Phase 3 clinical trials of GVAX immunotherapy for prostate cancer. The multi-center, randomized, controlled Phase 3 study in advanced prostate cancer will compare GVAX cancer immunotherapy to Taxotere® (docetaxel) chemotherapy plus prednisone in hormone refractory prostate cancer (“HRPC”) patients with metastatic disease. The primary endpoint of the trial is an improvement in survival. The company estimates the timing of the pre-planned interim analysis from the VITAL-1 trial to be in 2008, probably in the first half of the year, and that there will be a sufficient number of events required for the final analysis to follow sometime later in 2009.

•

Published in the July 1, 2007 issue of Clinical Cancer Research final clinical data for GVAX immunotherapy for prostate cancer from the first of two, independent, multi-center Phase 2 clinical trials, which combined involved approximately 115 patients. Data from these two trials showed a median survival of 34.9 months and 35.0 months, respectively, for the patients who received doses comparable to the Phase 3 dose. These results exceeded the predicted survival of 22.5 months and 22.0 months, respectively, as determined by a seven point patient disease characteristic nomogram. Moreover, as previously reported, the safety profile of GVAX immunotherapy for prostate cancer in Phase 2 clinical trials to date compares favorably with that reported for chemotherapy. Results from both studies also compare favorably to the previously published median survival of 18.9 months for metastatic HRPC patients treated with Taxotere chemotherapy plus prednisone, the current standard of care. Our ongoing Phase 3 program is designed to confirm a potential survival benefit and safety profile for GVAX immunotherapy for prostate cancer.

•

Received net proceeds of $16.7 million from the sale of 4.9 million shares of our common stock under the 2007 Committed Equity Financing Facility (“2007 CEFF”), during the three months ended September 30, 2007.

Critical Accounting Policies and the Use of Estimates

We consider certain accounting policies related to revenue recognition, income taxes and stock-based compensation to be critical accounting policies.

Revenue recognition

Our revenues are derived principally from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically includes up-front payments, milestone payments and license fees. We evaluate whether the delivered element under these arrangements has value to our customer on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria are combined and treated as one unit of accounting for the purposes of revenue recognition.

Up-front payments: Up-front payments from our research collaborations include payments for technology transfer and access rights. Non-refundable up-front license fees and other payments under collaboration agreements where we cannot establish standalone value for the delivered license and we have continued involvement following the execution of the collaboration are deferred and recognized on a straight-line or ratable method over the period of our continuing involvement unless we determine that another methodology is more appropriate.

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

On January 1, 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $25.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2007, we had $4.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. As a result of a final settlement with the Internal Revenue Service (“IRS”) during May 2007, unrecognized tax benefits decreased by $21.0 million in the second quarter of 2007 as described below. Our policy is to account for interest and penalties in the income tax provision in the consolidated statement of operations. At the adoption date of January 1, 2007, we had $10.4 million of accrued interest and zero penalties related to tax contingencies recorded in the consolidated balance sheet. As of September 30, 2007, we had accrued approximately $2.1 million of interest and zero penalties related to tax contingencies.

In July 2005, the IRS issued a Notice of Proposed Adjustment (“NOPA”) seeking to disallow $48.7 million of net operating losses that we deducted for the 2000 fiscal year and seeking a $3.4 million penalty for substantial underpayment of tax in fiscal 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter at the Appeals Office of the IRS level. On May 7, 2007, we received a letter from the IRS stating that the Joint Committee on Taxation had taken no exception to the conclusions that the Appeals Office of the IRS had reached with respect to the fiscal years ended December 31, 2000, 2001 and 2002, and that the case was being forwarded to the IRS Appeals Processing Services unit for processing. This letter represented the final settlement of the abovementioned NOPA for an amount of $3.3 million, comprised of $2.3 million in federal tax and $1.0 million in interest.

The tax provision for the three months ended September 30, 2007 related to additional accrued interest recorded for tax contingencies. The tax benefit recorded for the nine months ended September 30, 2007 is related to a $21.0 million decrease in the current portion of accrued income taxes and a $5.8 million decrease in the non-current portion of accrued income taxes resulting from the NOPA settlement, offset by additional accrued interest for tax contingencies. The tax provision for the three months ended September 30, 2006 related to additional accrued interest recorded for tax contingencies. The tax provision for the nine months ended September 30, 2006 relates primarily to the realized gain on the sale of 3.0 million shares of Abgenix common stock and $2.0 million related to additional interest recorded for tax contingencies.

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

Stock-based compensation

Prior to 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25. Beginning January 1, 2006, we account for employee stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Under the provisions of FAS 123R, we estimate the fair value of our employee stock-based awards at the date of grant using the Black-Scholes option valuation model, which requires the use of certain subjective assumptions. When establishing an estimate of the expected term of an award, we consider our historical stock option exercise experience including forfeitures, our post vesting termination pattern and the term of the options outstanding. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.

FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, for the three and nine months ended September 30, 2007, we recognized $1.8 million and $4.5 million of stock-based compensation expense, respectively, in operating expenses with an allocation of $1.4 million and $3.5 million, respectively, to research and development and $0.4 million and $1.0 million, respectively to general and administrative expenses. For the three and nine months ended September 30, 2006, we recognized $1.5 million and $4.5 million of stock-based compensation expense, respectively, in operating expenses with an allocation of $1.2 million and $3.5 million, respectively, to research and development and $0.3 million and $1.0 million, respectively to general and administrative expenses. We adopted FAS 123R on a modified prospective basis. The allocation of employee stock-based compensation costs to each operating expense line is estimated based on specific employee headcount information at each grant date and revised, if necessary, in future periods if actual employee headcount information differs materially from those estimates. As a result, the amount of employee stock-based compensation costs we record in future periods in each operating expense line may differ significantly from what we have recorded in the current period. As of September 30, 2007, total compensation cost related to nonvested stock options not yet recognized was $5.4 million, which is expected to be allocated to expense over a weighted-average period of 26 months, and total compensation cost related to nonvested restricted stock units not yet recognized was $2.5 million, which is expected to be allocated to expense over a weighted-average period of 10 months. No compensation expense will be recognized for restricted stock units that do not vest.

Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have evaluated the impact of adopting FAS 157 on our consolidated financial statements and determined that it is not material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have evaluated the impact of adopting FAS 159 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“Issue 07-3”), which addresses the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We have evaluated the impact of adopting Issue 07-3 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.

Results of Operations

Revenue

We have derived substantially all of our revenues from collaborative and license agreements, as shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
sanofi-aventis Group	$—	$—	$1,000	$1,000
Ceregene, Inc.	—	10	13	71
Other	2	42	265	203

	$2	$52	$1,278	$1,274

Revenue was $2,000 and $1.3 million for the three and nine months ended September 30, 2007, compared to $0.1 million and $1.3 million for the corresponding periods of the year ended December 31, 2006, respectively. Revenue for the three and nine months ended September 30, 2007 included zero and $13,000 of revenue from our previously majority owned subsidiary, Ceregene, Inc., as compared to $10,000 and $71,000 for the corresponding periods of the year ended December 31, 2006, respectively. Revenues for the three and nine months ended September 30, 2007 and 2006 includes zero and $1.0 million, respectively, from sanofi-aventis Group in connection with our gene activation technology license agreement.

Research and development expenses

Research and development expenses were $28.6 million and $77.7 million for the three and nine months ended September 30, 2007, respectively, compared to $23.2 million and $71.7 million for the corresponding periods of the year ended December 31, 2006, respectively. The increase in the three and nine months ended September 30, 2007 compared to the corresponding periods of the year ended December 31, 2006 is primarily due to the increase in Phase 3 clinical activities in Europe.

We continue to deploy the majority of our research and development resources to advance GVAX immunotherapy for prostate cancer, which is currently in Phase 3 development, as well as GVAX immunotherapy for leukemia and GVAX immunotherapy for pancreatic cancer, both of which are in Phase 2 development. In the oncolytic virus therapy area we are evaluating CG0070 in a Phase 1 trial and other potential product candidates in preclinical studies, which could be evaluated in multiple types of cancer in the future.

We expect that our research and development expenditures and headcount will increase in future periods to support our most advanced clinical trials, including our two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer as well as additional product development and manufacturing activities. Additional information concerning our product candidates and their phases of development can be found in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007.

General and administrative expenses

General and administrative expenses were $5.1 million and $15.1 million for the three and nine months ended September 30, 2007, respectively, compared to $4.3 million and $13.6 million for the corresponding periods of the year ended December 31, 2006, respectively. The increase in the three and nine months ended September 30, 2007 compared to the corresponding periods of the year ended December 31, 2006 is primarily due to an increase in infrastructure costs associated with product development and other business activities. General and administrative costs may increase in the future in order to support our growing infrastructure needs.

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

Interest and other income

Interest and other income was $2.0 million and $6.1 million for the three and nine months ended September 30, 2007 compared to $2.1 million and $5.4 million for the corresponding periods of the year ended December 31, 2006. The increase for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is due to higher average investment balances and, to a lesser extent, higher interest rates.

Interest expense

Interest expense was $2.6 million and $7.8 million for the three and nine months ended September 30, 2007 compared to $2.6 million and $7.9 million for the corresponding periods of the year ended December 31, 2006. The interest expense is attributed to the interest expense associated with our $145.0 million aggregate principal amount of convertible senior notes and our capital leases.

Income taxes

We recorded a tax provision of $0.1 million and a tax benefit of $26.0 million for the three and nine months ended September 30, 2007 compared to a tax provision of $0.8 million and $28.8 million for the corresponding periods of the year ended December 31, 2006. The tax provision for the three months ended September 30, 2007 related to additional accrued interest recorded for tax contingencies. The tax benefit recorded for the nine months ended September 30, 2007 is related to the reversal of $26.8 million of previously accrued income taxes as a result of the NOPA settlement in May 2007, offset by additional accrued interest for tax contingencies. The tax provision for the three months ended September 30, 2006 related to additional accrued interest recorded for tax contingencies. The tax provision for the nine months ended September 30, 2006 relates primarily to the realized gain on the sale of 3.0 million shares of Abgenix common stock and $2.0 million related to additional interest recorded for tax contingencies.

Liquidity and Capital Resources

At September 30, 2007, we had $161.9 million in cash, cash equivalents and short-term investments, of which $2.9 million was classified as restricted and was related to letters of credit on our corporate headquarters facility in South San Francisco, California and our cGMP manufacturing facility in Hayward, California. We have maintained our financial position through strategic management of our resources including access to debt and equity financing, funding from various corporate collaborations and licensing agreements, and the sale of Abgenix common stock.

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

In February 2007, we entered into a new CEFF (“2007 CEFF”) with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of our common stock or an aggregate of $75.0 million during the next three years. In connection with the 2007 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $4.68 per share exercisable beginning on September 5, 2007 for a period of five years thereafter. During the three and nine months ended September 30, 2007, we received net proceeds of $16.7 and $21.9 million from the sale of 4.9 and 6.6 million shares of our common stock under the 2007 CEFF, respectively.

In April 2007, we received net proceeds of $55.4 million in a registered direct offering, after deducting placement agents’ fees and stock issuance costs of $4.6 million, from the sale of 10.8 million shares of our common stock at $5.55 per share and warrants to purchase 2.2 million shares of our common stock at a price of $7.18 per share. The offering was made pursuant to our effective 2003 shelf registration statement on Form S-3. These warrants are exercisable beginning October 12, 2007 and are exercisable for a period of four and a half years thereafter. The fair value of the warrants, which was recorded in additional paid-in capital, was determined to be $5.3 million on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: a risk-free rate of 4.66%, a life of 5.0 years, no dividend yield and a volatility of 57%.

On May 16, 2007, our new shelf registration statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, which allows us to offer up to $150.0 million of securities on short notice in one or more public offerings under the Securities Act of 1933, as amended.

Net Cash Used in Operating Activities

Net cash used in operating activities was $76.2 million and $69.2 million for the nine months ended September 30, 2007 and 2006, respectively, and is comprised primarily of expenses from product development activities. The increase in cash used during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is primarily due to the increase in Phase 3 clinical activities in Europe and a $3.5 million tax payment to the IRS in March 2007. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish commercial capabilities for any products that we may develop.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5.9 million for the nine months ended September 30, 2007, which related primarily to purchases, partially offset by maturities of short-term investments. Capital expenditures of $2.8 million were partially offset by $2.2 million of proceeds from the sale of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2006 was $39.9 million. During the nine months ended September 30, 2006, we sold 3.0 million shares of our Abgenix common stock, resulting in net proceeds of $65.4 million, and short-term investment purchases were $111.1 million, net of sales and maturities of $86.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $84.3 million for the nine months ended September 30, 2007, primarily related to net proceeds of $55.4 million in a registered direct offering from the sale of 10.8 million shares of our common stock at $5.55 per share and warrants to purchase 2.2 million shares of our common stock at a price of $7.18 per share, and $29.0 million from the sale of 9.0 million shares of our common stock to Kingsbridge. Net cash provided by financing activities was $45.5 million for the nine months ended September 30, 2006, primarily related to net proceeds of $20.1 million from the sale of 3.9 million shares of our common stock to Kingsbridge and net proceeds of $25.1 million from sale of 5.8 million shares of our common stock under an underwritten public offering.

Capital Requirements

Our capital requirements depend on numerous factors, including: the progress and scope of our internally funded research, development, clinical, manufacturing and commercialization activities; our ability to establish new collaborations and the terms of those collaborations; competing technological and market developments; the time and cost of regulatory approvals; our ability to reach favorable resolutions with respect to potential tax assessments; and various other factors. Our ongoing development programs and any increase in the number and size of programs and trials and, proportion of patients enrolled outside North America will reduce our current cash resources and potentially create further need to raise additional capital. Therefore, we will continue to consider financing alternatives, including collaborative ventures and potential equity and debt financings.

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

Contractual Obligations

During the three months and nine months ended September 30, 2007, there have been no material changes outside of the ordinary course of business in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity and Average Interest Rate

As of September 30, 2007	2007	2008	2009	2010	2011 Thereafter	Total	Fair Value September 30, 2007
	(Dollars in thousands)
Total Investment Securities Excluding Asset Backed	$77,647	$66,182	$—	$—	$—	$143,829	$144,099
Average Interest Rate	5.18%	4.97%	—	—	—	5.09%
Asset Backed Securities (i)						$13,875	$13,914
Average Interest Rate						5.96%
Fixed Interest Rate Convertible Senior Notes	$2,266	$4,531	$4,531	$4,531	$149,531	$165,390	$123,169
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%

As of December 31, 2006	2007	2008	2009	2010	2011 Thereafter	Total	Fair Value December 31, 2006
	(Dollars in thousands)
Total Investment Securities Excluding Asset Backed	$123,968	$603	$—	$—	$—	$124,571	$124,608
Average Interest Rate	5.35%	4.63%	—	—	—	5.35%
Asset Backed Securities (i)						$23,836	$23,837
Average Interest Rate						3.25%
Fixed Interest Rate Convertible Senior Notes	$4,531	$4,531	$4,531	$4,531	$149,531	$167,655	$110,449
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%

(i)	Asset backed securities have various contractual maturity dates ranging from 2007 to 2010. The expected maturity dates for these securities range from 2007 to 2008 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

There were no significant changes made to our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

Investors in Cell Genesys, Inc. should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2007. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operation, financial condition, cash flow and future prospects and the trading price of our common stock and our abilities to repay our convertible notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006, including our consolidated financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission (“SEC”).

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

Our GVAX cancer immunotherapies and oncolytic virus therapies are currently being tested in human clinical trials to determine their safety and efficacy. Clinical trials are very costly and time-consuming, especially the larger Phase 3 clinical trials, such as the VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer. The VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer are our first Phase 3 clinical trials. Although we have recently completed patient recruitment for the VITAL-1 trial, we cannot be certain if and when any of our current clinical trials will be successfully completed. Because our programs use new technologies, existing preclinical and clinical data on the safety and efficacy of our programs is limited. The results of preclinical or earlier stage clinical trials do not necessarily predict safety or efficacy in humans, and our products in later stage clinical trials may fail to show desired safety and efficacy, despite having progressed through preclinical or early clinical trials. Serious and potentially life-threatening side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. We, the United States Food and Drug Administration (“FDA”), foreign regulatory authorities or the Institutional Review Boards at our research institutions may suspend or terminate any clinical trials of our products at any time, and we cannot guarantee that we will be permitted to undertake additional human clinical trials for any of our products.

Even if clinical trials are successful, we might not obtain regulatory approval for any indication. Preclinical and clinical data can be interpreted in many different ways, and the FDA or foreign regulatory officials could interpret data that we consider promising differently, which could delay or prevent regulatory approval. Moreover, the degree of regulatory risk as well as the commercialization risk is generally greater for products based on new technologies, such as our GVAX cancer immunotherapies and oncolytic virus therapies.

We also cannot guarantee that adequate numbers of patients can be recruited for our clinical trials. Many factors affect patient enrollment in clinical trials, including, but not limited to:

•	the size of the patient population;

•	the proximity of patients to clinical sites;

•	the willingness of local patients to participate;

•	the eligibility criteria for the trial;

•	competing clinical trials; and

•	new therapies approved for the conditions that we are investigating.

In addition to delays in patient enrollment, other unforeseen developments could prevent or delay completion of a clinical trial and increase our costs, which could also prevent or delay filing or approval of marketing applications and/or prevent or delay any eventual commercial sale of the therapy that is the subject of the trial. The delay, suspension or termination of a clinical trial could harm our business and future prospects. Such developments include, but are not limited to:

•	delays in obtaining regulatory approvals to commence or continue a study;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	competition with ongoing clinical trials;

•	manufacturing delays or limitations on manufacturing capacity;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	uncertain dosing issues;

•	inability to monitor patients adequately during or after treatment;

•	failure by us or our investigators to comply with the FDA or other health authority regulations governing clinical trials;

•	an inability or unwillingness of medical investigators to follow our clinical protocols; and

•	lack of prior experience of regulatory agencies with our new technologies.

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

We have incurred an accumulated deficit since our inception. As of September 30, 2007, our accumulated deficit was $457.7 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix common stock. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve profitability.

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

Because of our capital requirements, we will need to raise additional funds. From time to time, we may seek to access the public or private debt and equity markets. We also may seek to raise additional capital through outlicensing technologies or third party collaborations. If adequate funds are not available on favorable terms, or at all, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development, manufacturing or clinical activities.

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

The successful growth of our business may depend, in part, on our ability to find third party collaborators to assist or share in the costs of product development.

Our strategy for the development and commercialization of our proprietary product candidates may include the formation of collaborative arrangements with third parties. Potential third parties include pharmaceutical and biotechnology companies, academic institutions and other entities. Third party collaborators may assist us in:

•	funding or performing research, preclinical development, clinical trials and manufacturing;

•	seeking and obtaining regulatory approvals; and

•	successfully commercializing existing and future product candidates.

If we are not able to establish further collaboration agreements, we may be required to undertake product development and commercialization at our own expense. Such an undertaking may limit the number of product candidates that we will be able to develop, significantly increase our capital requirements and place additional strain on our internal resources. Our failure to enter into additional collaborations could materially harm our business, financial condition, results of operations, cash flow or future prospects.

In addition, our dependence on licensing, collaboration and other agreements with third parties may subject us to a number of risks. These agreements may not be on terms that ultimately prove favorable to us and may require us to relinquish certain rights in our technologies and product candidates. To the extent we agree to work exclusively with one collaborator in a given area, our opportunities to collaborate with other entities could be curtailed. Lengthy negotiations with potential new collaborators may lead to delays in the research, development or commercialization of product candidates. The decision by our collaborators to pursue alternative technologies or the failure of our collaborators to develop or commercialize successfully any product candidate to which they have obtained rights from us could materially harm our business, financial condition, results of operations, cash flow or future prospects.

Our substantial indebtedness could harm our financial condition.

We have a significant amount of debt. As of September 30, 2007, we had approximately $145.0 million aggregate principal amount of outstanding convertible notes. Our substantial indebtedness could harm our business, results of operations, financial condition, cash flow and future prospects. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the convertible notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to raise or borrow additional funds for future working capital, capital expenditures, research and development and other general corporate requirements; and

•	limit our flexibility to react to changes in our business and the industry in which we operate.

We plan to use potential future operating losses and our federal and state net operating loss carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use net operating loss carryforwards could be limited as a result of issuances of equity securities.

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations or corporate collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. However, under the Tax Reform Act of 1986, the amount of benefits from our net operating loss carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the IRS, over a three year period. As a result, our use of federal net operating loss carryforwards could be limited by the provisions of Section 382 of the Internal Revenue Code, depending upon the timing and amount of additional equity securities that we issue. State net operating loss carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

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

Our ability to manufacture products is also subject to various licensing and regulatory requirements. Our manufacturing facility is subject to the licensing requirements of the FDA, United States Drug Enforcement Administration (“DEA”), the California Department of Health Services (“CDHS”) and foreign regulatory authorities. Our facility is subject to inspection by the FDA, as well as by the DEA, the CDHS and foreign regulatory authorities. Failure to obtain or maintain these licenses or to meet the inspection criteria of these agencies would disrupt our manufacturing processes and adversely affect our ongoing clinical trials and our business and future prospects, results of operations, financial condition and cash flow. We operate our manufacturing facility according to current Good Manufacturing Practices (“cGMP”) regulations for the manufacture of products for clinical trials. Our manufacturing facility is subject to inspection by the FDA and other regulatory bodies to ensure compliance with cGMP. Any failure to follow and document our adherence to such cGMP regulations or satisfy other manufacturing and product release regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, may result in the termination or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.

We have at times encountered and/or may in the future encounter problems with the following:

•	our ability to “scale-up” our manufacturing facility by a significant factor over the current level of production within our planned timelines and budget;

•	achieving consistent and acceptable production yield and costs;

•	meeting product release specifications;

•	shortages of qualified personnel;

•	shortages of raw materials;

•	shortages of key contractors or contract manufacturers;

•	ongoing compliance with cGMP regulations and other expectations from the FDA and other regulatory bodies;

•	equipment shortage or malfunction; and

•	inability to validate new equipment or processes in a timely manner.

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

Due to our reliance on clinical trial arrangements with public and private medical institutions, clinical research organizations, other vendors, and individual investigators, we may not be able to directly control the timing, conduct, expense and quality of some of our clinical trials.

We have arrangements with a number of public and private medical institutions, clinical research organizations, other vendors, and individual investigators, for the conduct of human clinical trials for our GVAX cancer immunotherapy programs and oncolytic virus therapies. In some cases, trials are conducted by institutions without our direct control or monitoring. The early termination of any of these clinical trial arrangements, the failure of these institutions to comply with the regulations and requirements governing clinical trials, or reliance upon results of trials that we have not directly conducted or monitored could hinder the progress of our clinical trial programs or our development programs. If any of these relationships are terminated, the clinical trials might not be completed, and the result might not be valuable.

If our proposed products are not effectively protected by issued patents or if we are not otherwise able to protect our proprietary information, we will be more vulnerable to competitors, and our business could be harmed.

We rely heavily on the development and protection of our intellectual property portfolio. As of September 30, 2007, we had approximately 427 U.S. and foreign patents issued or granted to us or available to us based on licensing arrangements and approximately 264 U.S. and foreign applications pending in our name or available to us based on licensing arrangements. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. We cannot be certain whether any given application will result in the issuance of a patent or if any issued patent will provide significant proprietary protection or be later invalidated. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. Depending upon their filing date, patent applications in the United States are confidential until patents are published or issued. In addition, publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. Accordingly, we cannot be sure that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. In addition, because patents have a limited life, subject to potential extensions, which may begin to run out prior to the commercial sale of a related product, the commercial value of our products might be limited.

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

We have a limited ability to protect and control unpatented trade secrets, know-how and other technological innovation. Our competitors may independently develop similar or better proprietary information and techniques and disclose them publicly. Also, others may gain access to our trade secrets, and we may not be able to meaningfully protect our rights to our unpatented trade secrets. In addition, confidentiality agreements and other measures may not provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information. Failure to protect and control such trade secrets, know-how and innovation could harm our competitive position.

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

Many companies pursue programs for the treatment of cancer. Our competitors include large biotechnology or pharmaceutical companies, such as Amgen, Bristol-Myers Squibb, Genentech, Novartis, Roche and sanofi-aventis Group, which have greater experience and resources than we do in developing products, undertaking preclinical testing and human clinical trials of new pharmaceutical products, obtaining FDA and other regulatory approvals of products, and manufacturing and marketing new therapies. We also compete with other biotechnology companies, which have prostate cancer immunotherapy products in various stages of clinical development, such as Dendreon Corporation and Onyvax, Ltd.

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

Our competitive position and those of our competitors can vary based on the performance of products in clinical trials. In addition, our competitors may obtain patent protection or FDA or other regulatory approvals and commercialize products more rapidly than we do, which may impact future sales of our products. We also may not have the access that some of our competitors have to materials necessary to support the research, development or manufacture of planned therapies. If we are permitted by the FDA or other regulatory agencies to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on:

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

The commercial success of any products that we may develop will depend upon the degree of market acceptance of our products among physicians, patients, health care payers, private health insurers and the medical community.

Our ability to commercialize any products that we may develop will be highly dependent upon the extent to which these products gain market acceptance among physicians, patients, health care payers, such as Medicare and Medicaid, private health insurers, including managed care organizations and group purchasing organizations, and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate adequate product revenues, if at all, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend upon a number of factors, including, but not limited to:

•	the effectiveness, or perceived effectiveness, of our products in comparison to competing products;

•	the existence of any significant side effects, as well as their severity in comparison to any competing products;

•	potential advantages over alternative treatments;

•	the ability to offer our products for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

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

Our business, financial condition, results of operations, cash flow and future prospects could suffer as a result of future strategic acquisitions and investments.

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

Future acquisitions could subject us to a number of risks, including, but not limited to:

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

We may issue additional common stock, preferred stock, restricted stock units, or securities convertible into or exchangeable for our common stock. Furthermore, substantially all shares of common stock for which our outstanding stock options or warrants are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, restricted stock units, or securities convertible into or exchangeable for our common stock or the exercise of stock options or warrants would dilute existing investors and could adversely affect the price of our securities.

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

The Committed Equity Financing Facility (“CEFF”) that we entered into with Kingsbridge may not be available to us if we elect to make a drawdown, may require us to make additional “blackout” or other payments to Kingsbridge, and may result in dilution to our stockholders.

The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of an aggregate of approximately 11.6 million shares or $75 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement filed by us with the SEC; and the continued listing of our stock on the NASDAQ Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it obtains actual knowledge that a material and adverse event has occurred affecting our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms, or at all.

We are entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the registration statement filed by us with the SEC and prohibit Kingsbridge from selling shares under the registration statement. We may deliver a blackout notice, for example, at a time when we believe there may be a potential material development, premature disclosure of which would not be in the interests of the company or stockholders. If we deliver a blackout notice in the 30 calendar days following the settlement of a drawdown, or if the registration statement is not effective in circumstances not permitted by the agreement, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares held by Kingsbridge (exclusive of shares that Kingsbridge may hold pursuant to exercise of the Kingsbridge warrant) and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the registration statement, the blackout or other payment could be significant.

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

U.S. generally accepted accounting principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new pronouncements or the application of existing pronouncements to changes in our business could significantly alter our financial statements and results of operations.

For example, at its July 25, 2007 meeting, the Financial Accounting Standards Board (“FASB”) agreed to issue for comment a proposed FASB Staff Position (“FSP”) addressing convertible instruments that may be settled in cash upon conversion. This would address instruments commonly referred to as Instrument C from EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. We understand that the proposed FSP would require bifurcation of the conversion option from the debt instrument, classification of the conversion option in equity, and then accretion of the resulting discount on the debt to result in additional interest expense being reported in the income statement. We understand that the FASB plans to issue the final FSP by the end of 2007. Since we cannot predict the outcome of the final FSP, we believe that if the FASB determines that we should account for Instrument C securities in the manner described above, the accounting for convertible senior notes would be affected and the impact to our financial statements and results of operations would need to be evaluated to determine the impact, if any.

Risks Related to Our Industry

In order for our products to be offered to the public, they must undergo extensive clinical testing and receive approval from the FDA and other regulatory agencies, which could delay or prevent the commercialization of our products.

Human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries. Preclinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Depending on the country in which the study is conducted, clinical trials are subject to compliance with the FDA and the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”) Good Clinical Practices and the European Clinical Trials Directive under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations may also apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities or our Independent Data Monitoring Committees may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. The FDA or foreign health authorities could issue a clinical hold with respect to any of our clinical trials in the future. The results of the preclinical testing and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of a new drug application for a pharmaceutical product and in the form of a biologics license application for a biological product, requesting approval to commence commercial sales.

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

Our research, product development and manufacturing activities involve the controlled use of hazardous materials, and we may incur significant costs as a result of the need to comply with numerous laws and regulations. We are subject to laws and regulations enforced by the FDA, the DEA, the CDHS, foreign health authorities and other regulatory statutes including the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Food, Drug and Cosmetic Act, the Resource Conservation and Recovery Act, and other current and potential federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of our products, materials used to develop and manufacture our products, and resulting waste products.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

Starting on October 30, 2007, we entered into a new indemnification agreement (the “Indemnification Agreement”) with the members of our Board of Directors and the following named executive officers: Marc L. Belsky, Dr. Robert J. Dow, Dr. Kristen M. Hege, Christine B. McKinley, Michael W. Ramsay, Dr. Stephen A. Sherwin, Sharon E. Tetlow, Robert H. Tidwell, and Dr. Peter K. Working. The form of the Indemnification Agreement was unanimously approved by our Board of Directors on October 17, 2007 and supersedes upon execution our prior form of indemnification agreement. As with the prior form, the new form commits us, subject to certain limitations, to indemnify and advance expenses to the indemnitee to the fullest extent permitted under Delaware law. The new form provides, among other things, that the indemnitee will be indemnified for being a party or serving as a witness in a lawsuit or other proceeding and that indemnification will be determined by disinterested directors, or in the absence of disinterested directors, by independent counsel. The indemnitee will be presumed to be entitled to indemnification and have acted in good faith. If indemnification is denied by the disinterested directors (but not if denied by the independent counsel), the indemnitee may seek indemnification in Delaware court or in arbitration. If indemnification is unavailable, the indemnitee will receive contribution to the extent available. The new form further provides that we will use commercially reasonable efforts to continue to maintain insurance coverage for our directors and officers. The indemnitee will be further indemnified by the Company for additional income and employment taxes the indemnitee may pay as a result of working for the Company in more than one country in the same tax year. The foregoing summary of the new form of Indemnification Agreement is qualified in its entirety by reference to the full text of the form of Indemnification Agreement filed herewith as Exhibit 10.2 and incorporated by reference herein.

This year the Internal Revenue Service promulgated final regulations regarding deferred compensation under §409A of the Internal Revenue Code. In light of these new regulations, on October 29, 2007, the Compensation Committee of the Board of Directors (the “Committee”) approved a new form of change of control severance agreement for executive officers (the “Change Agreement”), which supersedes our prior form. Starting on October 30, 2007, the Company entered into the Change Agreement with the following named executive officers: Marc L. Belsky, Dr. Robert J. Dow, Carol C. Grundfest, Dr. Kristen M. Hege, Christine B. McKinley, Michael W. Ramsay, Dr. Stephen A. Sherwin, Sharon E. Tetlow, Robert H. Tidwell, and Dr. Peter K. Working.

Under the new form, if the executive officer’s employment is terminated as a result of an involuntary termination not related to a change of control of the Company, upon the execution of a release and waiver, the Company will provide the following severance benefits: (i) the Company will pay lump sum cash severance equal to the officer’s total annual compensation (including base salary and the annual target bonus at the time), (ii) the officer shall receive twelve months of accelerated vesting with respect to then-unvested stock options, restricted stock units and restricted stock; and (iii) the Company shall provide the same level of coverage for health, dental and vision insurance as provided to the officer, and if applicable, to his or her dependents, immediately prior to the involuntary termination for twelve months from the termination date, unless the officer becomes eligible for comparable benefits with another employer prior to the expiration of such period. Dr. Sherwin shall receive each of these severance benefits plus an additional twelve months of such benefits, accelerated vesting on all unvested stock options, restricted stock units and restricted stock, and an additional payment that would equal the amount of taxes he would owe on the benefits.

The Change Agreements also provide that if the officer’s employment is terminated as a result of an involuntary termination at any time within 60 days prior to, or two years following, a change of control, upon the execution of a valid release and waiver, the Company will provide the following severance benefits: (i) the Company will pay a lump sum cash severance payment equal to 18 months of the officer’s total annual compensation (including base salary and the annual target bonus at the time), (ii) the officer shall receive accelerated vesting on all unvested stock options, restricted stock units and restricted stock; (iii) the officer’s stock options shall be exercisable for a period of ten years from their original grant date, unless earlier terminated under the applicable equity plan or the agreement granting such options; and (iv) the Company shall provide the same level of coverage for health, dental and vision insurance as provided to the officer, and if applicable, to his or her dependents, immediately prior to the change of control or termination date (whichever date on which the officer has greater coverage), for a period of eighteen months, unless the officer becomes eligible for comparable benefits with another employer prior to the expiration of such period. Dr. Sherwin shall receive each of these severance benefits plus an additional twelve months of such benefits and an additional payment that would equal the amount of taxes he would owe on the benefits.

The foregoing summary of the new form of Change Agreement is qualified in its entirety by reference to the full text of the form of Change Agreement filed herewith as Exhibit 10.3 and incorporated by reference herein.

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Cell Genesys Inc., dated October 17, 2007. (1)

10.1	Form of Restricted Stock Unit Award Agreement. (2)

10.2	Form of Indemnification Agreement.

10.3	Form of Change of Control Severance Agreement.

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

*	Furnished herewith.
(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007.
(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on November 1, 2007.

CELL GENESYS, INC.

By:	/s/ STEPHEN A. SHERWIN, M.D.
Stephen A. Sherwin, M.D.
Chairman of the Board and Chief Executive Officer

By:	/s/ SHARON E. TETLOW
Sharon E. Tetlow
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ MARC L. BELSKY
Marc L. Belsky
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Cell Genesys Inc., dated October 17, 2007. (1)

10.1	Form of Restricted Stock Unit Award Agreement. (2)

10.2	Form of Indemnification Agreement.

10.3	Form of Change of Control Severance Agreement.

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

*	Furnished herewith.
(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007.
(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2007.