Form 10-Q
period 2008-03-31
CELL GENESYS INC
filed 2008-05-01
CIK 865231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Yes  ☐    No  ☒

As of April 30, 2008, the number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 78,755,758.

CELL GENESYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Cell Genesys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,132	$23,588
Short-term investments	95,831	120,828
Receivable from collaborative partner	50,000	—
Prepaid expenses and other current assets	2,933	3,932

Total current assets	164,896	148,348
Restricted cash and investments	2,890	2,890
Property and equipment, net	115,782	119,011
Unamortized debt issuance costs and other assets	2,939	3,143

Total assets	$286,507	$273,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,296	$4,268
Accrued compensation and benefits	3,628	7,730
Deferred revenue	18,182	12,000
Other accrued liabilities	10,508	8,852
Current portion of accrued income taxes	9	4
Current portion of capital lease obligation	1,839	1,711

Total current liabilities	36,462	34,565
Other liabilities	3,595	3,451
Non-current portion of deferred revenue	31,818	—
Non-current portion of accrued income taxes	6,316	6,192
Non-current portion of capital lease obligation	46,094	46,635
Convertible senior notes	145,000	145,000
Commitments and contingencies
Stockholders’ equity:
Common stock	79	78
Additional paid-in capital	530,778	528,674
Accumulated other comprehensive income (loss)	32	(88)
Accumulated deficit	(513,667)	(491,115)

Total stockholders’ equity	17,222	37,549

Total liabilities and stockholders’ equity	$286,507	$273,392

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2008	2007
	(in thousands, except per share data)
Revenue	$13,418	$1,273
Operating expenses:
Research and development	29,265	24,015
General and administrative	5,383	5,245

Total operating expenses	34,648	29,260

Loss from operations	(21,230)	(27,987)
Other income (expense):
Interest and other income	1,367	1,922
Interest expense	(2,560)	(2,599)

Loss before income taxes	(22,423)	(28,664)
Income tax provision	(129)	(785)

Net loss	$(22,552)	$(29,449)

Basic and diluted net loss per share:	$(0.29)	$(0.49)

Weighted average shares of common stock outstanding-basic and diluted:	78,659	60,649

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(22,552)	$(29,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,602	3,659
Loss (gain) from sale of property and equipment	7	(3)
Gain from sale of short-term investments	(14)	—
Stock-based compensation expense	1,662	1,272
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,182	1,015
Accounts payable	(1,972)	(362)
Accrued compensation and benefits	(4,102)	(2,644)
Deferred revenue	(12,000)	—
Other accrued liabilities	1,728	1,785
Accrued income taxes	129	(2,683)

Net cash used in operating activities	(32,330)	(27,410)

Cash flows from investing activities:
Purchases of short-term investments	(42,794)	(50,804)
Maturities of short-term investments	60,790	59,621
Sales of short-term investments	7,136	—
Capital expenditures	(287)	(550)
Proceeds from sale of property and equipment	—	7

Net cash provided by investing activities	24,845	8,274

Cash flows from financing activities:
Net proceeds from committed equity financing facility	—	12,354
Proceeds from exercise of stock options	443	425
Payments under capital lease obligation	(413)	(347)

Net cash provided by financing activities	30	12,432

Net decrease in cash and cash equivalents	(7,455)	(6,704)
Effect of exchange rates on cash and cash equivalents	(1)	—
Cash and cash equivalents at the beginning of the period	23,588	23,692

Cash and cash equivalents at the end of the period	$16,132	$16,988

See accompanying notes

Cell Genesys, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this Quarterly Report, “Cell Genesys,” “we,” “us,” “our” and “the Registrant” refer to Cell Genesys, Inc.

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. All intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Fair Value

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or FAS 157. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

In accordance with FAS 157, the following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

		Fair Value Measurements at March 31, 2008
Description	Total	Level 1	Level 2
Money market funds	$15,149	$—	$15,149
Corporate notes	64,330	—	64,330
U.S. government and governmental agency obligations	23,494	8,997	14,497
Asset-backed securities	8,007	—	8,007

Total	$110,980	$8,997	$101,983

All of our asset-backed securities are backed by high quality credit card receivables and have a AAA credit rating.

Recently issued accounting standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements,” or FAS 160. FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes additional reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect the adoption of FAS 160 will have on our consolidated financial statements.

In December 2007, the FASB ratified the final consensuses in Emerging Issues Task Force, or EITF, Issue No. 07-1, “Accounting for Collaborative Arrangements,” or Issue 07-1, which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. Issue 07-1 is effective for us beginning January 1, 2009. We have evaluated the impact of adopting Issue 07-1 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.

On January 1, 2008, we adopted the provisions of EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or Issue 07-3, which addresses the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. The adoption of Issue No. 07-3 did not have an impact on our results of operations or financial position.

2. Net Loss Per Share

Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share includes the impact of potentially dilutive securities. As our potentially dilutive securities were anti-dilutive for all periods presented, such securities have been excluded from the computation of shares used in computing diluted loss per share. These outstanding securities consisted of the following:

	As of March 31,
	2008	2007
	(in thousands)
Convertible senior notes	15,934	15,934

Outstanding stock options and restricted stock units	11,410	8,961

Warrants to purchase common stock	2,959	797

3. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to our stockholders’ equity that are excluded from net loss, such as unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments. The following table presents the calculation of comprehensive loss:

	Three months ended March 31,
	2008	2007
	(in thousands)
Net loss	$(22,552)	$(29,449)
Other comprehensive income (loss):
Net change in unrealized gain on investments, net of tax	121	1
Net change in foreign currency translation gain (loss), net	(1)	—

Comprehensive loss	$(22,432)	$(29,448)

4. Deferred Revenue

GBP IP, LLC Technology and Intellectual Property Agreement

In December 2007, we sold for $12.0 million all of our assets, intellectual property and previously established licensing agreements relating to our lentiviral gene delivery technology, commonly referred to as lentiviral vectors, to GBP IP, LLC, an affiliate of GBP Capital, the majority shareholder in privately held Lentigen Corporation. We received full payment of $12.0 million in December 2007. Under the agreement for the transaction we retained our rights to use the technology for research and development purposes including potential future use with our cancer immunotherapy products. We applied EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” in evaluating the appropriate accounting for this agreement. We identified the delivery of biological materials (including certain GMP-compliant materials), intellectual property and previously established licensing agreements related to our lentiviral gene delivery technology as the primary deliverables under this agreement and concluded that these deliverables should be accounted for as a single unit of accounting based upon the determination that the delivered element did not have stand-alone value and for the remaining deliverables we did not have reliable and objective evidence of fair value. Therefore, the elements could not be accounted for separately. Recognition of revenue was deferred until we performed all of our obligations under the agreement which occurred during the three months ended March 31, 2008.

Takeda Development and Commercialization Collaborative Agreement

We entered into a development and commercialization collaborative agreement with Takeda Pharmaceutical Company Limited, or Takeda, for the development and commercialization of GVAX immunotherapy for prostate cancer. Under the terms of the agreement, effective March 31, 2008, we granted exclusive worldwide commercial rights to GVAX immunotherapy for prostate cancer for the prevention, diagnosis, and treatment of prostate cancer and other urological neoplasms or urological hyperplasias. In exchange for these rights and in consideration for prior costs incurred by us in the development of GVAX immunotherapy for prostate cancer, Takeda made a non-refundable and non-creditable upfront payment of $50 million. We received full payment of the $50 million in April 2008.

We applied EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, in evaluating the appropriate accounting for this agreement. In accordance with this guidance, we identified the initial license transfer, certain development services and certain regulatory filing support as deliverables under this agreement and concluded that these deliverables should be accounted for as a single unit of accounting based upon the determination that these deliverables are linked and there is no objective and reliable evidence of the fair value of the undelivered items. Therefore, the elements could not be accounted for separately. Since both our service and the benefit to Takeda are performed and realized consistently throughout the service period and are reflective of a straight line service over the service period, and since benefit is realized throughout, we will begin amortizing the upfront payment from Takeda ratably over the estimated term to complete the deliverables. We did not recognize any revenue from this agreement during the three months ended March 31, 2008.

5. Stock-Based Compensation

Stock-based compensation expense recognized during the three months ended March 31, 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or FAS 123R, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During 2007, we issued 876,550 restricted stock units under our 2005 Equity Incentive Plan, as amended, at a grant date fair value ranging between $3.35 and $3.51. These restricted stock units will be fully vested and become unforfeitable on the first anniversary of the grant date. In accordance with FAS 123R, the fair value of the restricted stock units was estimated based upon the closing sales price of the Company’s common stock on the grant date.

Stock-based compensation expense recognized under FAS 123R was as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Research and development	$1,267	$1,003
General and administrative	395	269

Total stock-based compensation expense	$1,662	$1,272

Effect on earnings per share-basic and diluted	$0.02	$0.02

As of March 31, 2008, total stock-based compensation cost related to nonvested stock options not yet recognized was $5.5 million, which is expected to be allocated to expense over a weighted-average period of 26 months, and total stock-based compensation cost related to nonvested restricted stock units not yet recognized was $1.0 million, which is expected to be allocated to expense over a weighted-average period of four months. No compensation expense will be recognized for restricted stock units that do not vest.

Valuation Assumptions for Stock Options

The compensation expense related to stock options recognized under FAS 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Three months ended March 31,
	2008	2007
Dividend yield	0.00%	0.00%
Annual risk free rate of return	2.52%	4.54%
Expected volatility	0.57	0.55
Expected term (years)	5.30	5.16

In estimating the expected term, we considered our historical stock option exercise experience including forfeitures, our post vesting termination pattern and the term of the options outstanding. The annual risk free rate of return was based on the U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards. We based our determination of expected volatility on our historical stock price volatility over the expected term.

6. Related Parties

The accounting policies we apply to our transactions with our related parties are consistent with those applied in transactions with independent third parties.

Ceregene: Ceregene, Inc., or Ceregene, was previously our majority-owned subsidiary. In August 2004, July 2005, and April 2006, Ceregene announced an initial, second and third closing of its Series B preferred stock financing. We participated in these financings through the pro rata conversion of an outstanding bridge loan to Ceregene together with related accrued interest into shares of Ceregene’s Series B preferred stock. In January 2007, we participated in Ceregene’s Series C preferred stock financing by acquiring 1.8 million shares of Ceregene’s Series C preferred stock in exchange for an exclusive license to Ceregene of certain of our intellectual property. As a result, we own approximately 16% of Ceregene on a fully diluted basis as of March 31, 2008. We did not record a gain on the exchange because the assets exchanged with Ceregene were nonmonetary and the intangible assets we used as consideration had no carrying value and no determinable fair value.

We account for our investment in Ceregene under the equity method of accounting for investments because we believe we have the ability to exercise significant influence over Ceregene through our Chairman of the Board of Directors and Chief Executive Officer, or CEO, who is also the Chairman of Ceregene’s Board of Directors. For the three months ended March 31, 2008, we recorded zero revenue from Ceregene, and for the same period in 2007, we recorded revenue of $13,000. We did not recognize losses from Ceregene, nor do we expect to recognize future losses from Ceregene, as the net book value of our investment in Ceregene is zero.

Caliper Life Sciences: The former Chairman and CEO of Xenogen Corporation, or Xenogen, a related party, which was acquired by Caliper Life Sciences, Inc., or Caliper, in August 2006, is now on the Board of Directors of Caliper and is also a member of our Board of Directors. For the three months ended March 31, 2008, we paid $6,000 to Caliper Life Sciences. For the three months ended March 31, 2007, we did not pay or receive any amount to or from Caliper Life Sciences.

7. Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or FAS 109, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, we did not recognize any adjustment in the liability for unrecognized income tax benefits and, therefore, implementation of FIN 48 did not result in a cumulative adjustment to accumulated deficit. As of the adoption date of January 1, 2007, we had $25.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. We had $4.0 million of unrecognized tax benefits as of March 31, 2008 and $22.6 million as of March 31, 2007, all of which would affect our effective tax rate if recognized. Our policy is to account for interest and penalties related to income tax matters in the income tax provision in the consolidated statement of operations. Accrued interest and penalties related to income tax matters are included within the related tax liability line in the consolidated balance sheet. On the adoption date of January 1, 2007, we had $10.4 million of accrued interest and zero penalties related to tax contingencies recorded in the consolidated balance sheet. We had accrued $2.3 million of interest and zero penalties related to tax contingencies as of March 31, 2008 and $10.1 million as of March 31, 2007. The tax provision for the three months ended March 31, 2008 and 2007 related to additional accrued interest recorded for tax contingencies.

In July 2005, the IRS issued a Notice of Proposed Adjustment, or NOPA, seeking to disallow $48.7 million of net operating losses that we deducted for the year ended December 31, 2000 and seeking a $3.4 million penalty for substantial underpayment of tax in the year ended December 31, 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter in the Appeals Office of the IRS. In May 2007, we reached final settlement regarding this matter with the IRS in the amount of $3.3 million with respect to the fiscal years ended December 31, 2000, 2001 and 2002. This amount was comprised of $2.3 million in federal tax and $1.0 million in related interest. No penalty was assessed.

We believe it is reasonably possible that we will close certain years to examination under relevant statutes of limitations, which may further decrease our liability for unrecognized tax benefits by approximately $4.0 million in the next 12 months. We file tax returns in the U.S., U.K. and California. In general, our tax returns filed for the years 2004 through 2007 remain open to examination for U.S. and U.K. purposes, and those filed for the years 2000 through 2007 remain open to examination for California purposes.

8. Stockholders’ Equity

Committed Equity Financing Facility

2006 CEFF: In March 2006, we entered into a Committed Equity Financing Facility, or 2006 CEFF, with Kingsbridge Capital Limited, or Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 8.7 million shares of our common stock or an aggregate of $75.0 million during the three years following the entry into the 2006 CEFF. Under the 2006 CEFF, we were able to draw down in tranches of up to a maximum of 2.5 percent of the closing market value of our common stock on the last trading day prior to the commencement of the drawdown, or $15.0 million, whichever is less, subject to certain conditions. The purchase price of these shares was discounted between 6 to 10 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge was not obligated to purchase shares at prices below $3.00 per share or at a price below 85% of the closing market value of our common stock on the trading day immediately preceding the commencement of the drawdown.

In connection with the 2006 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $9.12 per share exercisable beginning on September 14, 2006 for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 4.68%, (ii) an expected term of 5.5 years, (iii) no dividend yield and (iv) volatility of 57%. The estimated fair value of this warrant was $1.3 million, which was recorded as a contra-equity amount in additional paid-in capital in March 2006. In 2006, we received net proceeds of $27.9 million from the sale of 6.3 million shares of our common stock under the 2006 CEFF. In January 2007, we received net proceeds of $7.1 million from the sale of 2.4 million shares of our common stock under the 2006 CEFF, which concluded the 2006 CEFF. Since inception of the 2006 CEFF, we received cumulative net proceeds of $35.0 million from the sale of 8.7 million shares of our common stock.

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

In connection with the 2007 CEFF, we issued to Kingsbridge a warrant to purchase 0.4 million shares of our common stock at a price of $4.68 per share exercisable beginning on September 5, 2007 for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 4.80%, (ii) an expected term of 5.5 years, (iii) no dividend yield and (iv) volatility of 55%. The estimated fair value of this warrant was $0.6 million which was recorded as a contra-equity amount in additional paid-in capital in February 2007. There was no drawdown during the three months ended March 31, 2008. We received net proceeds of $5.2 million from the sale of 1.7 million shares of common stock under the 2007 CEFF during the three months ended March 31, 2007. Since inception of the 2007 CEFF, we received net proceeds of $23.0 million from the sale of 7.1 million shares of our common stock.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As forward-looking statements, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships and other risks. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks that may affect us under “Risk Factors under Item 1A of Part II of this Quarterly Report on Form 10-Q.” We do not undertake any obligation to update forward-looking statements. The following should be read together with our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 31, 2007 and in other documents filed by us from time to time with the Securities and Exchange Commission, or SEC.

Overview

We are a biotechnology company focused on the development and commercialization of novel biological therapies for patients with cancer. We are currently developing cell-based cancer immunotherapies and oncolytic virus therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been modified to impart disease-fighting characteristics that are not found in conventional chemotherapeutic agents. As part of our GVAX(TM) cancer immunotherapy programs, we are conducting two Phase 3 clinical trials in prostate cancer. We initiated our two Phase 3 clinical trials for GVAX immunotherapy for prostate cancer in July 2004 and June 2005, respectively, each under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA. In May 2006, we were granted Fast Track designation for GVAX immunotherapy for prostate cancer by the FDA. Fast Track designation can potentially facilitate development and expedite the review of a Biologics License Application, or BLA. The first of these two Phase 3 clinical trials, referred to as VITAL-1, is now fully enrolled. In January 2008, the Independent Data Monitoring Committee, or IDMC, for VITAL-1 completed a pre-planned interim analysis in the timeframe originally estimated and recommended that the study continue. In March 2008, we entered into a collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, for the development and commercialization of GVAX immunotherapy for prostate cancer. In collaboration with investigators at Johns Hopkins University, we are conducting Phase 2 trials in pancreatic cancer and Phase 1 and Phase 2 trials in leukemia and myelodysplastic syndrome. In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG, we are conducting a multiple dose Phase 1 clinical trial of CG0070 in recurrent bladder cancer.

First Quarter 2008 and Other Recent Highlights:

•

Announced in March 2008 that we entered into a development and commercialization collaborative agreement with Takeda for the development and commercialization of GVAX immunotherapy for prostate cancer. Under the terms of the agreement, we granted exclusive worldwide commercial rights to GVAX immunotherapy for prostate cancer for the prevention, diagnosis, and treatment of prostate cancer and other urological neoplasms or urological hyperplasias. In exchange for these rights and in consideration for prior costs incurred by us in the development of GVAX immunotherapy for prostate cancer, Takeda made an upfront payment of $50 million to us and, if certain milestones are achieved relating primarily to regulatory and commercialization activities for GVAX immunotherapy for prostate cancer in the United States, European Union and Japan, agreed to make additional milestone payments totaling up to $270 million. Additionally, Takeda agreed to pay us tiered double digit royalties based on the annual amount of net sales of GVAX immunotherapy for prostate cancer in the United States and fixed double digit royalties in the rest of the world. In addition, Takeda agreed to pay for all external development costs associated with the ongoing Phase 3 clinical development of GVAX immunotherapy for prostate cancer and all internal and external additional development costs and all commercialization costs. We will maintain responsibility for the worldwide manufacture and supply of the product and will retain rights to co-promote GVAX immunotherapy for prostate cancer in the United States. Under the agreement, joint steering, development and commercial committees are to be established with an equal number of representatives from both companies. A copy of the agreement was filed with our Current Report on Form 8-K dated March 31, 2008.

•

Announced in April 2008 immunological data from the ongoing Phase 1 clinical trial of GVAX immunotherapy for prostate cancer in combination with ipilimumab (MDX-010) that suggest an association between an increase in T-cell immunity and anti-tumor activity as measured by a decrease in prostate-specific antigen (PSA) serum levels. The data were presented at the annual meeting of the American Association for Cancer Research, or AACR.

•

Announced in April 2008 data from a preclinical study demonstrating that multiantigen immunotherapies provide superior anti-tumor protection, including improved infiltration of immune T-cells into tumors and improved tumor-specific immunologic memory, compared to single-antigen immunotherapies. The data were presented at the AACR annual meeting.

•

Announced in April 2008 data from a completed Phase 1/2 clinical trial (G-9802) of GVAX immunotherapy for prostate cancer in men with recurrent prostate cancer who had not yet received treatment with hormone replacement therapy following relapse after prostate cancer surgery and/or radiation therapy. Data from the trial, which enrolled 19 patients, indicate that GVAX immunotherapy for prostate cancer results in a statistically significant increase in median PSA (prostate-specific antigen) doubling time as well as the formation of prostate cancer-associated antibodies in 79 percent of patients who received GVAX immunotherapy. These data were presented at the annual meeting of the Tumor Vaccine and Cell Therapy Working Group held in conjunction the AACR annual meeting.

•

Reported at the American Society of Clinical Oncology (ASCO) Genitourinary Cancer Symposium in February 2008 the results of an analysis examining the potential association between immune responses to GVAX immunotherapy for prostate cancer and increased patient survival in our second multi-center Phase 2 trial of GVAX immunotherapy for prostate cancer. More than 400 patient-specific GVAX-induced antibody responses were identified in the sera of the treated patients by three different biochemical techniques confirming, as previously reported, that GVAX treatment results in a broad, multi-antigen immune response. An ongoing analysis of these GVAX-induced antibody responses has shown that at least two of the antibody responses are associated with increased patient survival. Importantly, the apparent associations between the presence of these two specific antibody responses and survival were shown by multivariate analysis to be independent of both dose and duration of treatment.

•

Announced in January 2008 that the IDMC for VITAL-1 completed a pre-planned interim analysis in the timeframe originally estimated and recommended that the study continue. As is customary to preserve study blinding, the IDMC provided us no additional information other than the recommendation to continue the trial. We expect that there will be a sufficient number of events to trigger the final analysis for VITAL-1 in the second half of 2009. In addition, we expect to complete enrollment of the VITAL-2 trial in the first half of 2009 and that there will be sufficient events to trigger an interim analysis in the same timeframe.

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

Up-front payments: Up-front payments from our research collaborations include in part payments for licenses, technology transfer and access rights. Non-refundable up-front license fees and other payments under collaboration agreements where we cannot establish stand-alone value for the delivered license and where we have continued involvement following the execution of the collaboration agreement are deferred and recognized on a straight-line or ratable method over the period of our continuing involvement unless we determine that another methodology is more appropriate. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

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

Income taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or FAS 109, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, we did not recognize any adjustment in the liability for unrecognized income tax benefits and, therefore, implementation of FIN 48 did not result in a cumulative adjustment to accumulated deficit. As of the adoption date of January 1, 2007, we had $25.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. We had $4.0 million of unrecognized tax benefits as of March 31, 2008 and $22.6 million as of March 31, 2007, all of which would affect our effective tax rate if recognized. Our policy is to account for interest and penalties related to income tax matters in the income tax provision in the consolidated statement of operations. Accrued interest and penalties related to income tax matters are included within the related tax liability line in the consolidated balance sheet. On the adoption date of January 1, 2007, we had $10.4 million of accrued interest and zero penalties related to tax contingencies recorded in the consolidated balance sheet. We had accrued $2.3 million of interest and zero penalties related to tax contingencies as of March 31, 2008 and $10.1 million as of March 31, 2007. The tax provision for the three months ended March 31, 2008 and 2007 related to additional accrued interest recorded for tax contingencies.

In July 2005, the IRS issued a Notice of Proposed Adjustment, or NOPA, seeking to disallow $48.7 million of net operating losses that we deducted for the year ended December 31, 2000 and seeking a $3.4 million penalty for substantial underpayment of tax in the year ended December 31, 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter in the Appeals Office of the IRS. In May 2007, we reached final settlement regarding this matter with the IRS in the amount of $3.3 million with respect to the fiscal years ended December 31, 2000, 2001 and 2002. This amount was comprised of $2.3 million in federal tax and $1.0 million in related interest. No penalty was assessed.

We believe it is reasonably possible that we will close certain years to examination under relevant statutes of limitations, which may further decrease our liability for unrecognized tax benefits by approximately $4.0 million in the next 12 months. We file tax returns in the U.S., U.K. and California. In general, our tax returns filed for the years 2004 through 2007 remain open to examination for U.S. and U.K. purposes, and those filed for the years 2000 through 2007 remain open to examination for California purposes.

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

Stock-based compensation

Our operating expenses included the cost of stock-based compensation awarded to our employees. We account for employee stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or FAS 123R. Under the provisions of FAS 123R, we estimate the fair value of our employee stock-based awards at the date of grant using the Black-Scholes option valuation model, which requires the use of certain subjective assumptions. When establishing an estimate of the expected term of an award, we consider our historical stock option exercise experience including forfeitures, our post vesting termination pattern and the term of the options outstanding. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.

FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, for the three months ended March 31, 2008, we recognized $1.7 million of stock-based compensation expense in operating expenses with an allocation of $1.3 million to research and development and $0.4 million to general and administrative expenses. For the three months ended March 31, 2007, we recognized $1.3 million of stock-based compensation expense in operating expenses with an allocation of $1.0 million to research and development and $0.3 million to general and administrative expenses. We adopted FAS 123R on a modified prospective basis. The allocation of employee stock-based compensation costs to each operating expense line is estimated based on specific employee headcount information at each grant date and revised, if necessary, in future periods if actual employee headcount information differs materially from those estimates. As a result, the amount of employee stock-based compensation costs we record in future periods in each operating expense line may differ significantly from what we have recorded in the current period. As of March 31, 2008, total compensation cost related to nonvested stock options not yet recognized was $5.5 million, which is expected to be allocated to stock-based compensation expense over a weighted-average period of 26 months, and total compensation cost related to nonvested restricted stock units not yet recognized was $1.0 million, which is expected to be allocated to stock-based compensation expense over a weighted-average period of four months. No compensation expense will be recognized for restricted stock units that do not vest.

Fair Value

Effective January 1, 2008, we adopted the Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or FAS 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition. All of our asset-backed securities are backed by high quality credit card receivables and have a AAA credit rating.

Recently issued accounting standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements,” or FAS 160. FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes additional reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect the adoption of SFAS 160 will have on our consolidated financial statements.

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

On January 1, 2008, we adopted the provisions of EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or Issue 07-3, which addresses the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. The adoption of Issue No. 07-3 did not have an impact on our results of operations or financial position.

Results of Operations

Revenue

We have derived substantially all of our revenues from collaborative and license agreements, as shown in the following table:

	Three months ended March 31,
	2008	2007
	(in thousands)
GBP IP, LLC	$12,000	$—
sanofi-aventis Group	1,000	1,000
Ceregene, Inc.	—	13
Other	418	260

	$13,418	$1,273

Revenue was $13.4 million for the three months ended March 31, 2008 and $1.3 million for the three months ended March 31, 2007. In December 2007, we sold for $12.0 million all of our assets, intellectual property and previously established licensing agreements relating to our lentiviral gene delivery technology, commonly referred to as lentiviral vectors, to GBP IP, LLC, an affiliate of GBP Capital, the majority shareholder in privately held Lentigen Corporation. We received full payment of $12.0 million in December 2007. Under the agreement for the transaction, we retained our rights to use the technology for research and development purposes including potential future use with our cancer immunotherapy products. We applied EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” in evaluating the appropriate accounting for this agreement. We identified the delivery of biological materials (including certain GMP-compliant materials), intellectual property and previously established licensing agreements related to our lentiviral gene delivery technology as the primary deliverables under this agreement and concluded that these deliverables should be accounted for as a single unit of accounting based upon the determination that the delivered element did not have stand-alone value and for the remaining deliverables we did not have reliable and objective evidence of fair value. Therefore, the elements could not be accounted for separately. Recognition of revenue was deferred until we performed all of our obligations under the agreement which occurred during the three months ended March 31, 2008.

We also recognized revenue of $1.0 million from sanofi-aventis Group in connection with a gene activation technology license agreement for each of the three months ended March 31, 2008 and 2007. We recognized zero revenue for the three months ended March 31, 2008 and $13,000 for the three months ended March 31, 2007 from our previously majority owned subsidiary, Ceregene, Inc.

Takeda Development and Commercialization Collaborative Agreement

We entered into a collaborative agreement with Takeda for the development and commercialization of GVAX immunotherapy for prostate cancer. Under the terms of the agreement, effective March 31, 2008, we granted exclusive worldwide commercial rights to GVAX immunotherapy for prostate cancer for the prevention, diagnosis, and treatment of prostate cancer and other urological neoplasms or urological hyperplasias. In exchange for these rights and in consideration for prior costs incurred by us in the development of GVAX immunotherapy for prostate cancer, Takeda made a non-refundable and non-creditable upfront payment of $50 million. We received full payment of $50 million in April 2008.

We applied EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, in evaluating the appropriate accounting for this agreement. In accordance with this guidance, we identified the initial license transfer, certain development services and certain regulatory filing support as deliverables under this agreement and concluded that these deliverables should be accounted for as a single unit of accounting based upon the determination that these deliverables are linked and there is no objective and reliable evidence of the fair value of the undelivered items. Therefore, the elements could not be accounted for separately. Since both our service and the benefit to Takeda are performed and realized consistently throughout the service period and are reflective of a straight line service over the service period, and since benefit is realized throughout, we will begin amortizing the upfront payment from Takeda ratably over the estimated term to complete the deliverables. We did not recognize any revenue from this agreement during the three months ended March 31, 2008.

Additionally, Takeda agreed to pay for all external development costs associated with the ongoing Phase 3 clinical development of GVAX immunotherapy for prostate cancer and all internal and external additional development costs and all commercialization costs. We will recognize revenue in future periods as we incur these costs. If certain milestones are achieved relating primarily to regulatory and commercialization activities for GVAX immunotherapy for prostate cancer in the United States, European Union and Japan, Takeda agreed to make additional milestone payments totaling up to $270 million. Since all incentive milestone payments under this Agreement are substantially at risk, we will recognize income from these milestone payments only if and when the milestone is achieved. Finally, Takeda agreed to pay us tiered double digit royalties based on the annual amount of net sales of GVAX immunotherapy for prostate cancer in the United States and fixed double digit royalties in the rest of the world.

Research and development expenses

Research and development expenses were $29.3 million for the three months ended March 31, 2008 and $24.0 million for the three months ended March 31, 2007. The increase in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is primarily due to the increase in Phase 3 clinical activities for our GVAX immunotherapy program for prostate cancer in Europe.

We continue to deploy the majority of our research and development resources to advance GVAX immunotherapy for prostate cancer. Expenses related to GVAX immunotherapy for leukemia, GVAX immunotherapy for pancreatic cancer, the oncolytic virus therapy CG0070 and other potential product candidates in preclinical studies are a minor proportion of our overall spending in research and development activities. We expect that our research and development expenditures and headcount will remain generally around current levels in the near term. However, this depends on a number of factors, including progress in research and development and clinical trials. Under the terms of the Takeda collaborative agreement, Takeda agreed to pay for all external development costs associated with the ongoing Phase 3 clinical development of GVAX immunotherapy for prostate cancer and all internal and external additional development costs and all commercialization costs. While these costs will continue to be recorded as research and development expense, we will recognize revenue in future periods as we incur these costs. Additional information concerning our product candidates and their phases of development can be found in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008.

General and administrative expenses

General and administrative expenses were $5.4 million for the three months ended March 31, 2008 and $5.2 million for the three months ended March 31, 2007. General and administrative expenses consist primarily of compensation, including non-cash, stock-based compensation, for employees in executive and operational functions, including finance, legal, information technology, human resources and business development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. The increase in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is primarily due to corporate development activities. Future spending for general and administrative costs is expected to remain generally around current levels in the near term.

Interest and other income

Interest and other income were $1.4 million for the three months ended March 31, 2008 and $1.9 million for the three months ended March 31, 2007. The decrease for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is due to lower interest rates and lower average cash and short-term investment balances.

Interest expense

Interest expense was $2.6 million for each of the three months ended March 31, 2008 and 2007. The interest expense is attributed to the interest expense associated with our $145.0 million aggregate principal amount of convertible senior notes and our capital leases.

Income taxes

Income tax provision was $0.1 million for the three months ended March 31, 2008 and $0.8 million for the three months ended March 31, 2007, which related to additional accrued interest recorded for tax contingencies.

Liquidity and Capital Resources

As of March 31, 2008, we had $114.9 million in cash, cash equivalents and short-term investments, of which $2.9 million was classified as restricted and related to letters of credit on our corporate headquarters facility in South San Francisco, California and our cGMP manufacturing facility in Hayward, California. This balance does not include the $50 million received in April 2008 from Takeda. We have maintained our financial position through strategic management of our resources including accessing debt and equity financing and funding from various corporate collaborations and licensing agreements.

Equity Financing

In March 2006, we entered into a Committed Equity Financing Facility, or 2006 CEFF, with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 8.7 million shares of our common stock or an aggregate of $75.0 million during the three years following entry into the 2006 CEFF. In connection with the 2006 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $9.12 per share exercisable beginning on September 14, 2006 for a period of five years thereafter. The estimated fair value of this warrant was $1.3 million, which was recorded as a contra-equity amount in additional paid-in capital in March 2006. In 2006, we received net proceeds of $27.9 million from the sale of 6.3 million shares of our common stock under the 2006 CEFF. In January 2007, we received net proceeds of $7.1 million from the sale of 2.4 million shares of our common stock under the 2006 CEFF, which concluded the 2006 CEFF. Since inception of the 2006 CEFF, we received cumulative net proceeds of $35.0 million from the sale of 8.7 million shares of our common stock.

In February 2007, we entered into a new CEFF, or 2007 CEFF, with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of our common stock or an aggregate of $75.0 million during the three year period following entry into the 2007 CEFF. In connection with the 2007 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $4.68 per share exercisable beginning on September 5, 2007 for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 4.80%, (ii) an expected term of 5.5 years, (iii) no dividend yield and (iv) volatility of 55%. The estimated fair value of this warrant was $0.6 million which was recorded as a contra-equity amount in additional paid-in capital in February 2007. There was no drawdown during the three months ended March 31, 2008. We received net proceeds of $5.2 million from the sale of 1.7 million shares of common stock under the 2007 CEFF during the three months ended March 31, 2007. Since inception of the 2007 CEFF, we received net proceeds of $23.0 million from the sale of 7.1 million shares of our common stock.

On May 16, 2007, our new shelf registration statement on Form S-3 was declared effective by the SEC under the Securities Act, which allows us to offer up to $150.0 million of securities on short notice in one or more public offerings under the Securities Act. As of March 31, 2008, the entire amount under this shelf is available for issuance.

Net Cash Used in Operating Activities

Net cash used in operating activities was $32.3 million for the three months ended March 31, 2008 and $27.4 million for the three months ended March 31, 2007, and is comprised primarily of expenses from product development activities. The increase in cash used during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is primarily due to the increase in Phase 3 clinical activities in Europe. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish commercial capabilities for any products that we may develop.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $24.8 million for the three months ended March 31, 2008, which related primarily to maturities and sales of short-term investments, partially offset by purchases of short-term investments. During the three months ended March 31, 2008, we sold three credit card asset-backed debt securities issued by one issuer with a book value of $7.1 million based on possible future credit concerns. These three securities comprised our entire holdings from this issuer. We realized gains of $13,986 from the sale of these securities. Net cash provided by investing activities was $8.3 million for the three months ended March 31, 2007, which related primarily to maturities of short-term investments, partially offset by purchases of short-term investments. Capital expenditures were $0.3 million for three months ended March 31, 2008 and $0.6 million for three months ended March 31, 2007.

As of March 31, 2008, we did not have any direct exposure to financial assets backed by subprime mortgage loans. We do not invest in securities backed by subprime mortgages, secured liquidity notes, auction rate securities, structured investments or collateralized debt obligations backed by subprime mortgages.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $30,000 for the three months ended March 31, 2008, relating primarily to our employee stock plans. Net cash provided by financing activities was $12.4 million for the three months ended March 31, 2007, relating primarily to net proceeds of $12.3 million from the sale of 4.1 million shares of our common stock to Kingsbridge.

Capital Requirements

Our capital requirements depend on numerous factors, including: the progress and scope of our internally funded research, development, clinical, manufacturing and commercialization activities; our ability to maintain our recently established alliance with Takeda; competing technological and market developments; the time and cost of regulatory approvals; and various other factors. Our ongoing development programs and any increase in the number and size of programs and trials and proportion of patients enrolled outside North America will reduce our current cash resources and potentially create further need to raise additional capital. Therefore, we will continue to consider financing alternatives, including potential equity and debt financings, other sales of non-core assets, and other collaborative ventures.

While we believe that our current liquidity position will be sufficient to meet our cash needs for at least the next year, we will need to raise significant additional funds in order to complete our pending and planned trials over their multi-year course before we will obtain revenue, if any, from such products. Accordingly, we will need to raise additional capital to preserve our liquidity, and our ability to generate funds depends on many factors beyond our control, including conditions in the capital markets. The sources of liquidity available to us include payments from Takeda under the terms of our collaborative agreement, potential partners and/or licensees of our potential products and technologies, and private or public placement of our equity securities, warrants, debt securities or depositary shares. We regularly consider the conditions of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to us may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative consequence in order to reduce or minimize a more significant negative consequence to stockholders.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial position, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the three months ended March 31, 2008, there have been no material changes outside of the ordinary course of business in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate sensitivity on our investments in debt securities and our outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of less than one year. We have estimated our interest rate risk, as of March 31, 2008, to be less than $0.3 million from an immediate one percent increase in interest rates. The following table provides information about our financial instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

Principal Amount by Expected Maturity and Average Interest Rate

As of March 31, 2008	2008	2009	2010	2011	Total	Fair Value March 31, 2008
	(Dollars in thousands)
Total Investment Securities Excluding Asset Backed	$102,556	$—	$—	$—	$102,556	$102,973
Average Interest Rate	3.68%	—	—	—	3.68%	—
Asset Backed Securities (i)					$7,980	$8,007
Average Interest Rate					3.73%	—
Fixed Interest Rate Convertible Senior Notes	$4,531	$4,531	$4,531	$149,531	$163,124	$100,150
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%

As of December 31, 2007	2008	2009	2010	2011	Total	Fair Value December 31, 2007
	(Dollars in thousands)
Total Investment Securities Excluding Asset Backed	$114,098	$—	$—	$—	$114,098	$114,394
Average Interest Rate	5.04%	—	—	—	5.04%	—
Asset Backed Securities (ii)					$26,426	$26,452
Average Interest Rate					3.85%	—
Fixed Interest Rate Convertible Senior Notes	$4,531	$4,531	$4,531	$149,531	$163,124	$105,828
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%

(i)	Asset backed securities have various contractual maturity dates throughout 2011. The expected maturity dates for these securities are throughout 2008 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

(ii)	Asset backed securities have various contractual maturity dates ranging from 2008 to 2011. The expected maturity dates for these securities are throughout 2008 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

There were no significant changes made to our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

Investors in Cell Genesys, Inc. should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operation, financial condition, cash flow and future prospects and the trading price of our common stock and our abilities to repay our convertible notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007, including our consolidated financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission, or SEC.

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

Our GVAX cancer immunotherapies and oncolytic virus therapies are currently being tested in human clinical trials to determine their safety and efficacy. Clinical trials are very costly and time-consuming, especially the larger Phase 3 clinical trials such as the VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer. The VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer are our first Phase 3 clinical trials. Although we have recently completed patient recruitment for the VITAL-1 trial, we cannot be certain if and when any of our current clinical trials will be successfully completed. Because our programs use new technologies, existing preclinical and clinical data on the safety and efficacy of our programs is limited. The results of preclinical or earlier stage clinical trials do not necessarily predict safety or efficacy in humans, and our products in later stage clinical trials may fail to show desired safety and efficacy, despite having progressed through preclinical or early clinical trials. Serious and potentially life-threatening side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. We, the United States Food and Drug Administration, or FDA, foreign regulatory authorities, the Institutional Review Boards at our research institutions, or the Independent Data Monitoring Committees for specific clinical trials may suspend or terminate any clinical trials of our products at any time, and we cannot guarantee that we will be permitted to undertake additional human clinical trials for any of our products.

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

•

our ability to maintain existing collaborations, including the recently established alliance with Takeda Pharmaceutical Company Limited, or Takeda, for the development and commercialization of GVAX immunotherapy for prostate cancer;

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

Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. These arrangements could harm our business, results of operations, financial condition, cash flow or future prospects. Our recently established global alliance with Takeda for the development and commercialization of GVAX immunotherapy for prostate cancer is one such arrangement. Currently, we do not have collaborative partners, other than Takeda, for the further development of our GVAX cancer immunotherapies and we may not be successful in entering into additional collaborative partnerships on favorable terms, if at all. We can give no assurance that our collaboration with Takeda will not be unilaterally or mutually terminated, or that it will result in any future milestone or royalty payments under the agreement. Certain of our oncolytic virus therapy products are subject to future commercialization rights belonging to Novartis, which at its option may provide further development funding for these products. However, we can give no assurance that our alliance with Novartis will continue, as Novartis periodically has the option of terminating the alliance under certain circumstances. Also, there is no assurance that Novartis will provide further development funding. Our efforts to raise capital through such outlicensing activities may fail. Failure to enter into new corporate relationships may harm our business.

The successful growth of our business depends, in part, on the commercial success of our collaboration with Takeda which depends in part on the development, regulatory and marketing efforts of Takeda, over which we have limited control. If our collaboration with Takeda is unsuccessful, our ability to develop and commercialize GVAX immunotherapy for prostate cancer, our lead product candidate, and to generate future revenue from the sale of this product, would be significantly reduced.

Our dependence on our collaboration arrangement with Takeda subjects us to a number of risks. Our ability to develop and commercialize GVAX immunotherapy for prostate cancer depends on Takeda’s abilities to obtain and maintain regulatory approvals and achieve market acceptance of GVAX immunotherapy for prostate cancer once commercialized. Takeda may elect to delay or terminate development of GVAX immunotherapy for prostate cancer, independently develop products that potentially compete with GVAX immunotherapy for prostate cancer, or fail to commit sufficient resources to the marketing and distribution of GVAX immunotherapy for prostate cancer. Competing products, either developed by Takeda or to which Takeda has rights or acquires in the future, may result in Takeda’s withdrawal of support for GVAX immunotherapy for prostate cancer.

In the event that Takeda fails to diligently develop or commercialize GVAX immunotherapy for prostate cancer, we may not receive any future revenue related to GVAX immunotherapy for prostate cancer unless we are either able to find another partner or to commercialize GVAX immunotherapy for prostate cancer on our own, which is likely to result in significant additional expense. Business combinations, significant changes in business strategy, litigation and/or financial difficulties may also adversely affect the willingness or ability of Takeda to complete its obligations under our collaboration agreement. If Takeda fails to perform in the manner we expect, our potential to develop and commercialize GVAX immunotherapy for prostate cancer through our collaboration and to generate future revenue from the sale of this product would be significantly reduced. If a conflict of interest arises between Takeda and us, Takeda may act in its own self-interest and not in the interest of our company or our stockholders. If Takeda were to breach or terminate the collaboration agreement with us or otherwise fail to perform its obligations thereunder in a timely manner, the development or commercialization of GVAX immunotherapy for prostate cancer could be delayed or terminated. There can be no assurances that our collaboration with Takeda will be successful in advancing the development and commercialization of GVAX immunotherapy for prostate cancer, that it will not be unilaterally or mutually terminated, that it will result in any milestone or royalty payments and revenue under the agreement, or that the agreement will result in a marketable drug.

The successful growth of our business may depend, in part, on our ability to find third-party collaborators to assist or share in the costs of product development.

Our strategy for the development and commercialization of our proprietary product candidates may include the formation of collaborative arrangements with third parties, such as our recently established collaborative agreement with Takeda for GVAX immunotherapy for prostate cancer. Potential third parties include pharmaceutical and biotechnology companies, academic institutions and other entities. Third party collaborators may assist us in:

•	funding or performing research, preclinical development, clinical trials and manufacturing;

•	seeking and obtaining regulatory approvals; and

•	successfully commercializing existing and future product candidates.

If we are not able to establish further collaboration arrangements, we may be required to undertake product development and commercialization at our own expense. Such an undertaking may limit the number of product candidates that we will be able to develop, significantly increase our capital requirements and place additional strain on our internal resources. Our failure to enter into additional collaborations could materially harm our business, financial condition, results of operations, cash flow or future prospects.

In addition, our dependence on licensing, collaboration and other arrangements with third parties may subject us to a number of risks. These agreements may not be on terms that ultimately prove favorable to us and may require us to relinquish certain rights in our technologies and product candidates. To the extent we agree to work exclusively with one collaborator in a given area, our opportunities to collaborate with other entities could be curtailed. Lengthy negotiations with potential new collaborators may lead to delays in the research, development or commercialization of product candidates. The decision by our collaborators to pursue alternative technologies or the failure of our collaborators to develop or commercialize successfully any product candidate to which they have obtained rights from us could materially harm our business, financial condition, results of operations, cash flow or future prospects. For example, there can be no assurances that our collaboration with Takeda will be successful in advancing the development and commercialization of GVAX, that it will not be unilaterally or mutually terminated, or that it will result in any milestone or royalty payments and revenue under the agreement.

We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.

We have incurred an accumulated deficit since our inception. As of March 31, 2008, our accumulated deficit was $513.7 million. Our accumulated deficit would be substantially higher absent the gains we have realized on sales of our Abgenix, Inc. common stock. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve positive cash flow or profitability.

Our substantial indebtedness could harm our financial condition.

We have a significant amount of debt. As of March 31, 2008, we had approximately $145.0 million aggregate principal amount of outstanding convertible notes due in 2011. Our annual interest payment on these notes is approximately $4.5 million. Our substantial indebtedness could harm our business, results of operations, financial condition, cash flow and future prospects. For example, it could:

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

We have built our own manufacturing facility for the manufacture of products for clinical trials and to support the potential commercialization of our GVAX cancer immunotherapy product candidates, but the successful manufacture of our potential products is subject to a number of risks and uncertainties. The manufacturing techniques and process controls, as well as the product release specifications, required for our GVAX cancer immunotherapies and oncolytic virus therapies are more complex and less well-established than those required for other biopharmaceutical products, such as small molecules, therapeutic proteins and monoclonal antibodies. We may not be able to develop the necessary techniques and process controls in a timely manner, if at all, to manufacture and evaluate our products effectively to meet the demands of regulatory agencies, clinical testing and commercial production. Advances in manufacturing techniques may render our facility and equipment inadequate or obsolete.

Our ability to manufacture products is also subject to various licensing and regulatory requirements. Our manufacturing facility is subject to the licensing requirements of, and inspection by, the FDA, United States Drug Enforcement Administration, the California Department of Health Services and foreign regulatory authorities. Failure to obtain or maintain these licenses or to meet the inspection criteria of these agencies would disrupt our manufacturing processes and adversely affect our ongoing clinical trials and our business and future prospects, results of operations, financial condition and cash flow. We operate our manufacturing facility according to current Good Manufacturing Practices, or cGMP, regulations for the manufacture of products for clinical trials. Our manufacturing facility is subject to inspection by the FDA and other regulatory bodies to ensure compliance with cGMP. Any failure to follow and document our adherence to such cGMP regulations or satisfy other manufacturing and product release regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, may result in the termination or hold on a clinical study, may result in our inability to achieve certain payments under our collaborative agreement with Takeda, or may delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable regulations may also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.

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

        We rely heavily on the development and protection of our intellectual property portfolio. As of March 31, 2008, we had 371 U.S. and non-U.S. patents issued or granted to us or available for use by us based on licensing arrangements and 264 U.S. and non-U.S. applications pending in our name or available for use by us based on licensing arrangements. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. We believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. We cannot be certain whether any given patent application filed by us or our licensors will result in the issuance of a patent or if any given patent issued to us or our licensors will later be challenged and invalidated. Nor can we be certain whether any given patent that may be issued to us or our licensors will provide any significant proprietary protection to our products and business. Competitors may have filed patent applications or received patents and may file additional patent applications and obtain additional patents that may prevent patents being issued to us or our licensors or limit the scope of those patents. Depending upon their filing date, patent applications in the United States are confidential until the patent applications are published, typically eighteen months after their filing date, or patents are issued. Outside the United States, patent applications are confidential until they are published, typically eighteen months after their first filing date. In addition, publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several to many months. Accordingly, we cannot be sure that we or our licensors were the first creator of inventions covered by our or our licensors’ pending patent applications or issued patents or that we or our licensors were the first to file patent applications for these inventions. In addition, because patents have a limited life, subject to potential extensions, patents issued to us or our licensors may have expired prior to or have limited term remaining after the first commercial sale of a related product. As a result, the commercial value of these patents to our products and business might be limited.

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

In the future, we may have to engage in litigation to enforce or defend our proprietary rights and patents. To determine who was first to make an invention claimed in a U.S. patent application or patent and thus be entitled to a patent, the USPTO can declare an interference proceeding. In the United States, patents may be revoked or invalidated in court actions or in reexamination proceedings in front of the USPTO. In Europe, patents can be revoked through opposition or nullity proceedings. Such litigation or proceedings could result in substantial cost or distraction to us. These proceedings could potentially result in an adverse decision as to our or our licensors’ patent applications and patents.

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

We have no experience in sales, marketing or distribution of biopharmaceutical products. We will be relying on Takeda for the sales, marketing and distribution of GVAX immunotherapy for prostate cancer. We may in the future rely on the sales, marketing and distribution expertise of potential corporate partners for any of our other potential products.

Since we will be relying on Takeda for the sale, marketing and distribution of GVAX immunotherapy for prostate cancer we will be depending heavily on Takeda’s abilities and dedication to GVAX immunotherapy for prostate cancer. There can be no assurances that Takeda’s efforts towards the sale, marketing and distribution of GVAX immunotherapy for prostate cancer will result in any future revenue or will not harm our business. Additionally, if we choose to rely on strategic partners for the sale, marketing or distribution of any of our other potential future products, we will have less control over the sales, marketing and distribution of any of our other potential products and will depend heavily upon their abilities and dedication to our products. These future strategic partnerships may not be available on favorable terms, if at all, or they could harm our business.

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

The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2006, our stock price has fluctuated between a high closing price of $7.98 on March 31, 2006 and a low closing price of $1.81 on January 31, 2008. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Also, interest rate fluctuations can affect the price of our convertible senior notes. The following factors, among others, may affect the prices of our common stock and notes:

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

The Committed Equity Financing Facility that we entered into with Kingsbridge in February 2007, or 2007 CEFF, may not be available to us if we elect to make a drawdown, may require us to make additional “blackout” or other payments to Kingsbridge, and may result in dilution to our stockholders.

The 2007 CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration, subject to certain conditions and restrictions. As of March 31, 2008, there were approximately 4.5 million shares remaining that may be sold under the 2007 CEFF. Kingsbridge will not be obligated to purchase shares under the 2007 CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement filed by us with the SEC; and the continued listing of our stock on the NASDAQ Global Market. In addition, Kingsbridge is permitted to terminate the 2007 CEFF if it obtains actual knowledge that a material and adverse event has occurred affecting our business, operations, properties or financial condition. If we are unable to access funds through the 2007 CEFF, or if the 2007 CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms, or at all.

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

If we continue to sell shares to Kingsbridge under the 2007 CEFF, or issue shares in lieu of a blackout payment, it will dilute the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under the 2007 CEFF, we will issue shares to Kingsbridge at a discount of up to 10% from the volume weighted average price of our common stock. If we draw down amounts under the 2007 CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will cause even more dilution than if our share price were stable or increasing, and may further decrease our share price.

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

For example, on March 26, 2008, the Financial Accounting Standards Board, or FASB, directed its staff to proceed to a draft for vote of FASB Staff Position (FSP) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-a. The proposed FSP APB 14-a addresses instruments commonly referred to as Instrument C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” which requires the issuer to settle the principal amount of an Instrument C security in cash and the conversion spread in cash or net shares at the issuer’s option. The proposed FSP APB 14-a requires bifurcation of the conversion option from the debt instrument, classification of the conversion option in equity, and then accretion of the resulting discount on the debt to result in additional interest expense being reported in the income statement. The proposed FSP APB 14-a will require retrospective application to all periods presented and as proposed would be effective for our 2009 fiscal year. The final FSP is expected to be substantially the same as originally proposed in the exposure draft. In addition, the FSP will require certain additional disclosures that were not included in the original proposal. We believe that if the FASB determines that we should account for Instrument C securities in the manner described above, the accounting for convertible senior notes would be affected and the impact to our financial statements and results of operations would need to be evaluated to determine the impact, if any.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description

10.1	Development And Commercialization Collaboration Agreement between Cell Genesys, Inc. and Takeda Pharmaceutical Company Limited.(1)

10.2	Cell Genesys, Inc. 2005 Equity Incentive Plan, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

*	Furnished herewith.

(1)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated March 31, 2008. Confidential treatment has been requested with respect to specific portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on May 1, 2008.

CELL GENESYS, INC.

By:	/s/ STEPHEN A. SHERWIN, M.D.
Stephen A. Sherwin, M.D.
Chairman of the Board and Chief Executive Officer

By:	/s/ SHARON E. TETLOW
Sharon E. Tetlow
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ MARC L. BELSKY
Marc L. Belsky
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Development And Commercialization Collaboration Agreement between Cell Genesys, Inc. and Takeda Pharmaceutical Company Limited.(1)

10.2	Cell Genesys, Inc. 2005 Equity Incentive Plan, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

*	Furnished herewith.

(1)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated March 31, 2008. Confidential treatment has been requested with respect to specific portions of this exhibit.