Form 10-Q
period 2008-06-30
CELL GENESYS INC
filed 2008-08-01
CIK 865231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2008, the number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 85,902,945.

CELL GENESYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Cell Genesys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,092	$23,588
Short-term investments	142,516	120,828
Receivable from collaborative partner	11,268	—
Prepaid expenses and other current assets	3,293	3,932

Total current assets	177,169	148,348
Restricted cash and investments	2,890	2,890
Property and equipment, net	112,455	119,011
Unamortized debt issuance costs and other assets	2,736	3,143

Total assets	$295,250	$273,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,625	$4,268
Accrued compensation and benefits	4,742	7,730
Other accrued liabilities	7,835	8,852
Current portion of deferred revenue	18,182	12,000
Warrant liability	6,398	—
Current portion of accrued income taxes	14	4
Current portion of capital lease obligation	2,011	1,711

Total current liabilities	41,807	34,565
Other liabilities	3,740	3,451
Non-current portion of deferred revenue	27,273	—
Non-current portion of accrued income taxes	—	6,192
Non-current portion of capital lease obligation	45,517	46,635
Convertible senior notes	145,000	145,000
Commitments and contingencies
Stockholders’ equity:
Common stock	86	78
Additional paid-in capital	548,627	528,674
Accumulated other comprehensive loss	(378)	(88)
Accumulated deficit	(516,422)	(491,115)

Total stockholders’ equity	31,913	37,549

Total liabilities and stockholders’ equity	$295,250	$273,392

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Revenue	$16,566	$3	$29,984	$1,276
Operating expenses:
Research and development	25,289	25,030	54,554	49,045
General and administrative	4,606	4,782	9,989	10,027

Total operating expenses	29,895	29,812	64,543	59,072

Loss from operations	(13,329)	(29,809)	(34,559)	(57,796)
Other income (expense):
Gain on sale of property and equipment	—	1,381	—	1,384
Interest and other income	1,095	2,201	2,462	4,120
Interest expense	(2,548)	(2,582)	(5,108)	(5,181)
Gain from revaluation of warrant liability	5,716	—	5,716	—

Loss before income taxes	(9,066)	(28,809)	(31,489)	(57,473)
Income tax benefit	6,311	26,918	6,182	26,133

Net loss	$(2,755)	$(1,891)	$(25,307)	$(31,340)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.31)	$(0.48)

Weighted average shares of common stock outstanding – basic and diluted	82,506	71,171	80,583	65,939

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(25,307)	$(31,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,223	7,266
Loss (gain) from sale of property and equipment	8	(1,384)
Gain from sale of short-term investments	(14)	—
Stock-based compensation expense	3,446	2,721
Gain from revaluation of warrant liability	(5,716)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,004	323
Receivable from collaborative partner	(11,268)	—
Accounts payable	(1,643)	1,001
Accrued compensation and benefits	(2,988)	(1,540)
Deferred revenue	33,455	—
Other accrued liabilities	(796)	1,266
Accrued income taxes	(6,182)	(29,463)

Net cash used in operating activities	(8,778)	(51,150)

Cash flows from investing activities:
Purchases of short-term investments	(159,350)	(137,524)
Maturities of short-term investments	130,252	119,238
Sales of short-term investments	7,136	—
Capital expenditures	(565)	(1,645)
Proceeds from sale of property and equipment	—	2,207

Net cash used in investing activities	(22,527)	(17,724)

Cash flows from financing activities:
Net proceeds from registered direct offering	28,182	55,425
Net proceeds from committed equity financing facility	—	12,348
Proceeds from exercise of stock options	447	462
Payments under capital lease obligation	(818)	(719)

Net cash provided by financing activities	27,811	67,516

Net decrease in cash and cash equivalents	(3,494)	(1,358)
Effect of exchange rates on cash and cash equivalents	(2)	—
Cash and cash equivalents at the beginning of the period	23,588	23,692

Cash and cash equivalents at the end of the period	$20,092	$22,334

See accompanying notes

Cell Genesys, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this Quarterly Report, “Cell Genesys,” “we,” “us,” “our” and “the Registrant” refer to Cell Genesys, Inc.

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Research and Development Expenses

We account for research and developments costs in accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs,” and Emerging Issues Task Force, or EITF, Issue No. 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-03. For research and development activities in progress at January 1, 2008, costs were expensed as incurred including nonrefundable prepayments for research and development services. On January 1, 2008, we adopted EITF 07-03 and changed our accounting policy. For new contracts entered into as of or subsequent to January 1, 2008, nonrefundable prepayments for research and development services are deferred and recognized as the services are rendered. The adoption of EITF 07-03 did not have a significant impact on our results of operations or our financial position.

Fair Value

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or FAS 157. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

In accordance with FAS 157, the following table represents the fair value hierarchy for our financial assets and liabilities (cash equivalents, investments and warrant liability) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

Description		Fair Value Measurements at June 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,106	$—	$18,106	$—
Corporate notes	57,768	—	57,768	—
U.S. government and governmental agency obligations	80,496	5,013	75,483	—
Asset-backed securities (1)	4,252	—	4,252	—

Total Assets	$160,622	$5,013	$155,609	$—

Liabilities:
Warrant liability (2)	$6,398	$—	$—	$6,398

(1)	All of our asset-backed securities are backed by credit card receivables and have a AAA credit rating.

(2)	Refer to Common Stock and Warrant section of Note 8. Stockholders’ Equity for valuation assumptions.

The table below includes a roll forward of the balance sheet amounts for the three and six months ended June 30, 2008 (including the change in fair value), for financial instruments classified as Level 3 (the warrant liability). When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains in the table below include changes in fair value due in part to observable factors that are part of the methodology.

Description	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Balance, beginning	$—	$—
Purchases, issuances, and settlements	12,114	12,114
Total gains included in earnings (1)	(5,716)	(5,716)

Balance, ending	$6,398	$6,398

(1)	Gain as of June 30, 2008 related to the revaluation of the warrant liability from the date of the warrant issuance (May 14, 2008) through June 30, 2008. This gain is reflected in our condensed consolidated statements of operations as a component of other income (expense).

Warrants

We applied the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or FAS 133, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” or FAS 150, and Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or EITF 00-19, in accounting for derivative financial instruments.

For a warrant classified as either a derivative liability pursuant to FAS 133 and FAS 150, the fair value of the warrant is recorded on the condensed consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The changes in fair value of the warrant are recorded in the condensed consolidated statements of operations as a component of other income (expense). The fair value of the warrant is estimated using the Black Scholes option-pricing model. The warrant will continue to be reported as a liability until such time as the instrument is exercised or is otherwise modified to remove the provisions which require this treatment, at which time the warrant is adjusted to fair value and reclassified from liabilities to stockholders’ equity. If the warrant is reclassified as permanent equity, the fair value of the warrant would be recorded in stockholders’ equity and no further adjustment would be made in subsequent periods.

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

In December 2007, the FASB ratified the final consensuses in EITF Issue No. 07-01, “Accounting for Collaborative Arrangements,” or EITF 07-01, which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-01 is effective for us beginning January 1, 2009. We have evaluated the impact of adopting EITF 07-01 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1. FSP APB 14-1 addresses instruments commonly referred to as Instrument C from EITF 90-19, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity, and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. We are currently evaluating the effect the adoption of FSP APB 14-1 will have on our consolidated financial statements.

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

	As of June 30,
	2008	2007
	(in thousands)
Convertible senior notes	15,934	15,934

Outstanding stock options and restricted stock units	11,386	8,529

Warrants to purchase common stock	11,490	2,959

3. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to our stockholders’ equity that are excluded from net loss, such as unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments. The following table presents the calculation of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(2,755)	$(1,891)	$(25,307)	$(31,340)
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of tax	(408)	76	(287)	77
Net change in foreign currency translation gains (losses), net	(1)	—	(2)	—

Comprehensive loss	$(3,164)	$(1,815)	$(25,596)	$(31,263)

4. Deferred Revenue

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

We applied EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, in evaluating the appropriate accounting for this agreement. In accordance with this guidance, we identified the initial license transfer, certain development services and certain regulatory filing support as deliverables under this agreement and concluded that these deliverables should be accounted for as a single unit of accounting based upon the determination that these deliverables are linked and there is no objective and reliable evidence of the fair value of the undelivered items. Therefore, the elements could not be accounted for separately. Since both our service and the benefit to Takeda are performed and realized consistently throughout the service period and are reflective of a consistent level of effort over the service period, and since benefit is realized consistently throughout, we will be amortizing the upfront payment from Takeda ratably over the estimated term to complete the deliverables.

During the three and six months ended June 30, 2008, we recognized $4.5 million of revenue related to the amortization of the upfront payment from Takeda. As of June 30, 2008, deferred revenue under the agreement was $45.5 million.

Additionally, Takeda agreed to pay for all external development costs associated with the ongoing Phase 3 clinical development of GVAX immunotherapy for prostate cancer, including the cost of product, all internal and external additional development costs and all commercialization costs. We recognize revenue as we incur these costs. During the three and six months ended June 30, 2008, we recognized $11.3 million in revenue from Takeda related to the development costs associated with the ongoing Phase 3 clinical development of GVAX immunotherapy for prostate cancer.

GBP IP, LLC Technology and Intellectual Property Agreement

In December 2007, we sold for $12.0 million all of our assets, intellectual property and previously established licensing agreements relating to our lentiviral gene delivery technology, commonly referred to as lentiviral vectors, to GBP IP, LLC, an affiliate of GBP Capital, the majority shareholder in privately held Lentigen Corporation. We received full payment of $12.0 million in December 2007. Under the agreement for the transaction, we retained our rights to use the technology for research and development purposes including potential future use with our cancer immunotherapy products. We applied EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” in evaluating the appropriate accounting for this agreement. We identified the delivery of biological materials (including certain GMP-compliant materials), intellectual property and previously established licensing agreements related to our lentiviral gene delivery technology as the primary deliverables under this agreement and concluded that these deliverables should be accounted for as a single unit of accounting based upon the determination that the remaining undelivered items did not have reliable and objective evidence of fair value. Therefore, the elements could not be accounted for separately. Recognition of revenue was deferred until we performed all of our obligations under the agreement which occurred during the three months ended March 31, 2008.

5. Stock-Based Compensation

Stock-based compensation expense recognized during the three and six months ended June 30, 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or FAS 123R, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During 2007, we issued 876,550 restricted stock units under our 2005 Equity Incentive Plan, as amended, at a grant date fair value ranging between $3.35 and $3.51. In June 2008, we issued 32,000 shares of common stock to our outside directors as a result of the vesting of their restricted stock units. The remaining 844,550 restricted stock units became fully vested and unforfeitable in July 2008. In June 2008, we issued 32,000 restricted stock units to our outside directors at a grant date fair value of $2.60. These restricted stock units will be fully vested and become unforfeitable on the first anniversary of the award date. In accordance with FAS 123R, the fair value of the restricted stock units was based upon the closing sales price of the Company’s common stock on the grant date.

Stock-based compensation expense recognized under FAS 123R was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Research and development	$1,346	$1,116	$2,614	$2,120
General and administrative	438	332	832	601

Total stock-based compensation expense	$1,784	$1,448	$3,446	$2,721

Effect on earnings per share-basic and diluted	$0.02	$0.02	$0.04	$0.04

As of June 30, 2008, total stock-based compensation cost related to nonvested stock options not yet recognized was $4.6 million, which is expected to be recorded to stock-based compensation expense over a weighted-average period of 28 months, and total stock-based compensation cost related to nonvested restricted stock units not yet recognized was $0.3 million, which is expected to be fully vested and recorded to stock-based compensation expense over a weighted-average period of four months. No stock-based compensation expense will be recognized for restricted stock units that do not vest.

Valuation Assumptions for Stock Options

The compensation expense related to stock options recognized under FAS 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend yield	0.00%	0.00%	0.00%	0.00%
Annual risk free rate of return	3.38%	4.92%	2.55%	4.57%
Expected volatility	0.60	0.57	0.57	0.55
Expected term (years)	5.30	5.16	5.30	5.16

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

Ceregene: Ceregene, Inc., or Ceregene, was previously our majority-owned subsidiary. In August 2004, July 2005, and April 2006, Ceregene announced an initial, second and third closing of its Series B preferred stock financing. We participated in these financings through the pro rata conversion of an outstanding bridge loan to Ceregene together with related accrued interest into shares of Ceregene’s Series B preferred stock. In January 2007, we participated in Ceregene’s Series C preferred stock financing by acquiring 1.8 million shares of Ceregene’s Series C preferred stock in exchange for an exclusive license to Ceregene of certain of our intellectual property. As a result, we own approximately 16% of Ceregene on a fully diluted basis as of June 30, 2008. We did not record a gain on the exchange because the assets exchanged with Ceregene were nonmonetary and the intangible assets we used as consideration had no carrying value and no determinable fair value.

We account for our investment in Ceregene under the equity method of accounting for investments because we believe we have the ability to exercise significant influence over Ceregene through our Chairman of the Board of Directors and Chief Executive Officer, or CEO, who is also the Chairman of Ceregene’s Board of Directors. For the three months ended June 30, 2008 and 2007, we recorded zero revenue from Ceregene. For the six months ended June 30, 2008 and 2007, we recorded revenue of zero and $13,000 from Ceregene, respectively. We did not recognize losses from Ceregene, nor do we expect to recognize future losses from Ceregene, as the net book value of our investment in Ceregene is zero.

Caliper Life Sciences: The former Chairman and CEO of Xenogen Corporation, or Xenogen, a related party, which was acquired by Caliper Life Sciences, Inc., or Caliper, in August 2006, is now on the Board of Directors of Caliper and is also a member of our Board of Directors. For the three months ended June 30, 2008 and 2007, we paid $24,000 and $10,000 to Caliper, respectively. For the six months ended June 30, 2008 and 2007, we paid $30,000 and $10,000 to Caliper, respectively.

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

As a result of the implementation of FIN 48, we did not recognize any adjustment in the liability for unrecognized income tax benefits and, therefore, implementation of FIN 48 did not result in a cumulative adjustment to accumulated deficit. As of the adoption date of January 1, 2007, we had $25.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. As of June 30, 2008, we had zero unrecognized tax benefits and $4.0 million as of December 31, 2007, all of which affected our effective tax rate when recognized. Our policy is to account for interest and penalties related to income tax matters in the income tax provision in the consolidated statement of operations. Accrued interest and penalties related to income tax matters are included within the related tax liability line in the consolidated balance sheet. On the adoption date of January 1, 2007, we had $10.4 million of accrued interest and zero penalties related to tax contingencies recorded in the consolidated balance sheet. We had zero accrued interest and penalties related to tax contingencies as of June 30, 2008. We had accrued $2.2 million of interest and zero penalties related to tax contingencies as of December 31, 2007.

In July 2005, the IRS issued a Notice of Proposed Adjustment, or NOPA, seeking to disallow $48.7 million of net operating losses that we deducted in our tax return for the year ended December 31, 2000 and seeking a $3.4 million penalty for substantial underpayment of tax in the year ended December 31, 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter in the Appeals Office of the IRS. In May 2007, we reached final settlement regarding this matter with the IRS in the amount of $3.3 million with respect to the fiscal years ended December 31, 2000, 2001 and 2002. This amount was comprised of $2.3 million in federal tax and $1.0 million in related interest. No penalty was assessed.

The tax benefit for the three and six months ended June 30, 2008 is related to a $6.3 million decrease in accrued income taxes as a result of closing certain years to examination under relevant statutes of limitation. The tax benefit recorded for the three and six months ended June 30, 2007 is related to a $26.8 million decrease in accrued income taxes resulting from the NOPA settlement, offset by additional accrued interest for tax contingencies.

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

In connection with the 2006 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $9.12 per share exercisable beginning on September 14, 2006 for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 4.68%, (ii) an expected term of 5.5 years, (iii) no dividend yield and (iv) volatility of 57%. The estimated fair value of this warrant was $1.3 million, which was recorded as a contra-equity amount in additional paid-in capital in March 2006. In 2006, we received net proceeds of $27.9 million from the sale of 6.3 million shares of our common stock under the 2006 CEFF. In January 2007, we received net proceeds of $7.1 million from the sale of 2.4 million shares of our common stock under the 2006 CEFF, which concluded the 2006 CEFF. We received cumulative net proceeds of $35.0 million from the sale of 8.7 million shares of our common stock under the 2006 CEFF.

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

In connection with the 2007 CEFF, we issued to Kingsbridge a warrant to purchase 0.4 million shares of our common stock at a price of $4.68 per share exercisable beginning on September 5, 2007 for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 4.80%, (ii) an expected term of 5.5 years, (iii) no dividend yield and (iv) volatility of 55%. The estimated fair value of this warrant was $0.6 million which was recorded as a contra-equity amount in additional paid-in capital in February 2007. There was no drawdown during the three and six months ended June 30, 2008. We received net proceeds of $5.2 million from the sale of 1.7 million shares of common stock under the 2007 CEFF during the six months ended June 30, 2007. These proceeds were received in the quarter ended March 31, 2007. Since inception of the 2007 CEFF, we received net proceeds of $23.0 million from the sale of 7.1 million shares of our common stock. As of June 30, 2008, there were approximately 4.5 million shares of our common stock remaining that may be sold under the 2007 CEFF.

Common Stock and Warrant

In May 2008, we received net proceeds of approximately $28.2 million in a registered direct offering, after deducting placement agents’ fees and stock issuance costs of approximately $1.8 million, from the sale of 7.1 million shares of our common stock at $4.22 per share and warrants to purchase 8.5 million shares of our common stock at a price of $10.00 per share. The offering was made pursuant to our effective May 2007 shelf registration statement on Form S-3. These warrants are exercisable beginning on November 14, 2008 and are exercisable for a period of seven years thereafter. The fair value on the date of issuance of the warrants was determined to be $12.1 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 3.6%, (ii) an expected term of 7.5 years, (iii) no dividend yield and (iv) a volatility of 55%. The warrants are classified as a derivative liability pursuant to FAS 133 and FAS 150. Therefore, the fair value of the warrants is recorded on the condensed consolidated balance sheet as a liability and will be adjusted to fair value at each financial reporting date thereafter. As of June 30, 2008, the fair value of warrants was determined to be $6.4 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 3.7%, (ii) an expected term of 7.4 years, (iii) no dividend yield and (iv) a volatility of 55%. For the three months ended June 30, 2008, due to the decrease in fair value of the warrants we recorded a $5.7 million gain to other income.

In April 2007, we received net proceeds of $55.4 million in a registered direct offering, after deducting placement agents’ fees and stock issuance costs of $4.6 million, from the sale of 10.8 million shares of our common stock at $5.55 per share and warrants to purchase 2.2 million shares of our common stock at a price of $7.18 per share. The offering was made pursuant to our effective 2003 shelf registration statement on Form S-3. These warrants became exercisable on October 12, 2007 and are exercisable for a period of four and a half years thereafter. The fair value of the warrants, which was recorded in additional paid-in capital, was determined to be $5.3 million on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 4.66%, (ii) an expected term of 5.0 years, (iii) no dividend yield and (iv) a volatility of 57%.

9. Gain on sale of property and equipment

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

Overview

We are a biotechnology company focused on the development and commercialization of novel biological therapies for patients with cancer. We are currently developing cell-based cancer immunotherapies and oncolytic virus therapies to treat different types of cancer. Our clinical stage cancer programs involve cell- or viral-based products that have been modified to impart disease-fighting characteristics that are not found in conventional chemotherapeutic agents. As part of our GVAX(TM) cancer immunotherapy programs, we are conducting two Phase 3 clinical trials in prostate cancer. We initiated our two Phase 3 clinical trials for GVAX immunotherapy for prostate cancer in July 2004 and June 2005, respectively, each under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA. In May 2006, we were granted Fast Track designation for GVAX immunotherapy for prostate cancer by the FDA. Fast Track designation can potentially facilitate development and expedite the review of a Biologics License Application, or BLA. The first of these two Phase 3 clinical trials, referred to as VITAL-1, is now fully enrolled. In January 2008, the Independent Data Monitoring Committee, or IDMC, for VITAL-1 completed a pre-planned interim analysis in the timeframe originally estimated and recommended that the study continue. In March 2008, we entered into a worldwide collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, for the development and commercialization of GVAX immunotherapy for prostate cancer. In collaboration with investigators at Johns Hopkins University, we are conducting Phase 2 trials in pancreatic cancer and Phase 1 and Phase 2 trials in leukemia and myelodysplastic syndrome. In our oncolytic virus therapies program, which we are developing in part through a global alliance with Novartis AG, we are conducting a multiple dose Phase 1 clinical trial of CG0070 in recurrent bladder cancer.

Second Quarter 2008 and Other Recent Highlights:

•

Announced in April 2008 immunological data from the ongoing Phase 1 clinical trial of GVAX immunotherapy for prostate cancer in combination with ipilimumab that suggest an association between an increase in T-cell immunity and anti-tumor activity as measured by a decrease in prostate-specific antigen (PSA) serum levels. The data were presented at the annual meeting of the American Association for Cancer Research, or AACR.

•

Announced in April 2008 data from a preclinical study demonstrating that multiantigen immunotherapies provide superior anti-tumor protection, including improved infiltration of immune T-cells into tumors and improved tumor-specific immunologic memory, compared to single-antigen immunotherapies. The data were presented at the AACR annual meeting.

•

Announced in April 2008 data from a completed Phase 1/2 clinical trial (G-9802) of GVAX immunotherapy for prostate cancer in men with recurrent prostate cancer who had not yet received treatment with hormone replacement therapy following relapse after prostate cancer surgery and/or radiation therapy. Data from the trial, which enrolled 19 patients, indicate that GVAX immunotherapy for prostate cancer results in a statistically significant increase in median prostate-specific antigen (PSA) doubling time as well as the formation of prostate cancer-associated antibodies in 79 percent of patients who received GVAX immunotherapy. These data were presented at the annual meeting of the Tumor Vaccine and Cell Therapy Working Group held in conjunction with the AACR annual meeting.

•

Raised gross proceeds of $30.0 million before deducting offering fees and expenses by entering into a definitive agreement with a single institutional investor in May 2008 to sell 7.1 million shares of our common stock at a negotiated price of $4.22 per share, a price which is a 10% premium to the volume-weighted average price on May 9, 2008, and warrants to purchase 8.5 million shares of our common stock, exercisable at $10.00 per share, through a registered direct offering.

•

Reported in May 2008 interim data from the multiple dose cohort of the Phase 1, multicenter clinical trial of CG0070 in patients with recurrent superficial bladder cancer who had failed therapy with Bacillus Calmette-Guerin, or BCG, the current standard of care for this patient population. Sixteen patients have completed dosing of CG0070 administered once weekly or once every four weeks at the two lowest of three doses being evaluated. Ten of these sixteen patients showed anti-tumor activity as measured by complete response at follow-up cystoscopy. These data were presented at the annual meeting of the American Urological Association.

•

Reported in June 2008 interim data from the ongoing Phase 1 clinical trial of GVAX immunotherapy for prostate cancer used in combination with ipilimumab in patients with advanced prostate cancer. Updated data reported includes median follow-up of approximately 22.3 months on the 12 patients enrolled in the dose escalation cohort of the trial and interim data on the 16 patients enrolled in the expansion cohort of the trial. These data were presented at the annual meeting of the American Society of Clinical Oncology.

Critical Accounting Policies and the Use of Estimates

We consider certain accounting policies related to revenue recognition, income taxes, stock-based compensation, warrants, and fair value to be critical accounting policies.

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

As a result of the implementation of FIN 48, we did not recognize any adjustment in the liability for unrecognized income tax benefits and, therefore, implementation of FIN 48 did not result in a cumulative adjustment to accumulated deficit. As of the adoption date of January 1, 2007, we had $25.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. As of June 30, 2008, we had zero unrecognized tax benefits and $4.0 million as of December 31, 2007, all of which would affect our effective tax rate if recognized. Our policy is to account for interest and penalties related to income tax matters in the income tax provision in the consolidated statement of operations. Accrued interest and penalties related to income tax matters are included within the related tax liability line in the consolidated balance sheet. On the adoption date of January 1, 2007, we had $10.4 million of accrued interest and zero penalties related to tax contingencies recorded in the consolidated balance sheet. We had zero accrued interest and penalties related to tax contingencies as of June 30, 2008. We had accrued $2.2 million of interest and zero penalties related to tax contingencies as of December 31, 2007.

In July 2005, the IRS issued a Notice of Proposed Adjustment, or NOPA, seeking to disallow $48.7 million of net operating losses that we deducted in our tax return for the year ended December 31, 2000 and seeking a $3.4 million penalty for substantial underpayment of tax in the year ended December 31, 2000. We responded to the NOPA in September 2005, disagreeing with the conclusions reached by the IRS in the NOPA and seeking to resolve this matter in the Appeals Office of the IRS. In May 2007, we reached final settlement regarding this matter with the IRS in the amount of $3.3 million with respect to the fiscal years ended December 31, 2000, 2001 and 2002. This amount was comprised of $2.3 million in federal tax and $1.0 million in related interest. No penalty was assessed.

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

Stock-based compensation

Our operating expenses include the cost of stock-based compensation awarded to our employees. We account for employee stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or FAS 123R. Under the provisions of FAS 123R, we estimate the fair value of our employee stock-based awards at the date of grant using the Black-Scholes option valuation model, which requires the use of certain subjective assumptions. When establishing an estimate of the expected term of an award, we consider our historical stock option exercise experience including forfeitures, our post vesting termination pattern and the term of the options outstanding. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.

FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, for the three and six months ended June 30, 2008, we recognized $1.8 million and $3.4 million of stock-based compensation expense, respectively, in operating expenses with an allocation of $1.3 million and $2.6 million, respectively, to research and development and $0.5 million and $0.8, respectively, to general and administrative expenses. For the three and six months ended June 30, 2007, we recognized $1.4 million and $2.7 million of stock-based compensation expense, respectively, in operating expenses with an allocation of $1.1 million and $2.1 million, respectively, to research and development and $0.3 million and $0.6 million, respectively, to general and administrative expenses. We adopted FAS 123R on a modified prospective basis. The allocation of employee stock-based compensation costs to each operating expense line is estimated based on specific employee headcount information at each grant date and revised, if necessary, in future periods if actual employee headcount information differs materially from those estimates. As a result, the amount of employee stock-based compensation costs we record in future periods in each operating expense line may differ significantly from what we have recorded in the current period. As of June 30, 2008, total stock-based compensation cost related to nonvested stock options not yet recognized was $4.6 million, which is expected to be recorded to stock-based compensation expense over a weighted-average period of 28 months, and total stock-based compensation cost related to nonvested restricted stock units not yet recognized was $0.3 million, which is expected to be fully vested and recorded to stock-based compensation expense over a weighted-average period of four month. No stock-based compensation expense will be recognized for restricted stock units that do not vest.

Warrants

We applied the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or FAS 133, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” or FAS 150, and Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or EITF 00-19, in accounting for derivative financial instruments.

For a warrant classified as a derivative liability pursuant to FAS 133 and FAS 150, the fair value of the warrant is recorded on the condensed consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The changes in fair value of the warrant are recorded in the condensed consolidated statements of operations as a component of other income (expense). The fair value of the warrant is estimated using the Black Scholes option-pricing model. The warrant will continue to be reported as a liability until such time as the instrument is exercised or is otherwise modified to remove the provisions which require this treatment, at which time the warrant is adjusted to fair value and reclassified from liabilities to stockholders’ equity. If the warrant is reclassified as permanent equity, the fair value of the warrant would be recorded in stockholders’ equity and no further adjustment would be made in subsequent periods.

Fair Value

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or FAS 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

In December 2007, the FASB ratified the final consensuses in Emerging Issues Task Force Issue No. 07-01, “Accounting for Collaborative Arrangements,” or EITF 07-01, which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-01 is effective for us beginning January 1, 2009. We have evaluated the impact of adopting EITF 07-01 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1. FSP APB 14-1 addresses instruments commonly referred to as Instrument C from EITF 90-19, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity, and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. We are currently evaluating the effect the adoption of FSP APB 14-1 will have on our consolidated financial statements.

Results of Operations

Revenue

We have derived substantially all of our revenues from collaborative and license agreements, as shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Takeda	$15,813	$—	$15,813	$—
GBP IP, LLC	—	—	12,000	—
Sanofi-aventis Group	—	—	1,000	1,000
Ceregene, Inc.	—	—	—	13
Other	753	3	1,171	263

	$16,566	$3	$29,984	$1,276

Revenue was $16.6 million and $30.0 million for the three and six months ended June 30, 2008, respectively, compared to $3,000 and $1.3 million for the corresponding periods of the year ended December 31, 2007, respectively.

Takeda Development and Commercialization Collaborative Agreement

We entered into a worldwide collaborative agreement with Takeda for the development and commercialization of GVAX immunotherapy for prostate cancer. Under the terms of the agreement, effective March 31, 2008, we granted exclusive worldwide commercial rights to GVAX immunotherapy for prostate cancer for the prevention, diagnosis, and treatment of prostate cancer and other urological neoplasms or urological hyperplasias. In exchange for these rights and in consideration for prior costs incurred by us in the development of GVAX immunotherapy for prostate cancer, Takeda made a non-refundable and non-creditable upfront payment of $50 million. We received full payment of the $50 million in April 2008.

We applied EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, in evaluating the appropriate accounting for this agreement. In accordance with this guidance, we identified the initial license transfer, certain development services and certain regulatory filing support as deliverables under this agreement and concluded that these deliverables should be accounted for as a single unit of accounting based upon the determination that these deliverables are linked and there is no objective and reliable evidence of the fair value of the undelivered items. Therefore, the elements could not be accounted for separately. Since both our service and the benefit to Takeda are performed and realized consistently throughout the service period and are reflective of a consistent level of effort over the service period, and since benefit is realized consistently throughout, we will be amortizing the upfront payment from Takeda ratably over the estimated term to complete the deliverables.

During the three and six months ended June 30, 2008, we recognized $4.5 million in revenue related to the amortization of the upfront payment from Takeda. As of June 30, 2008, deferred revenue under the agreements was $45.5 million.

Additionally, Takeda agreed to pay for all external development costs associated with the ongoing Phase 3 clinical development of GVAX immunotherapy for prostate cancer, including the cost of product, all internal and external additional development costs and all commercialization costs. We recognize revenue as we incur these costs. During the three months ended June 30, 2008, we recognized $11.3 million in revenue from Takeda related to the development costs associated with the ongoing Phase 3 clinical development of GVAX immunotherapy for prostate cancer.

In addition, if certain milestones are achieved relating primarily to regulatory and commercialization activities for GVAX immunotherapy for prostate cancer in the United States, European Union and Japan, Takeda agreed to make additional milestone payments totaling up to $270 million. Since all incentive milestone payments under this agreement are substantially at risk, we will recognize income from these milestone payments only if and when the milestone is achieved. Finally, Takeda agreed to pay us tiered double digit royalties based on the annual amount of net sales of GVAX immunotherapy for prostate cancer in the United States and fixed double digit royalties in the rest of the world. We have not received any milestone or royalty payments to date.

GBP IP, LLC Technology and Intellectual Property Agreement

In December 2007, we sold for $12.0 million all of our assets, intellectual property and previously established licensing agreements relating to our lentiviral gene delivery technology, commonly referred to as lentiviral vectors, to GBP IP, LLC, an affiliate of GBP Capital, the majority shareholder in privately held Lentigen Corporation. We received full payment of $12.0 million in December 2007. Under the agreement for the transaction, we retained our rights to use the technology for research and development purposes including potential future use with our cancer immunotherapy products. We applied EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” in evaluating the appropriate accounting for this agreement. We identified the delivery of biological materials (including certain GMP-compliant materials), intellectual property and previously established licensing agreements related to our lentiviral gene delivery technology as the primary deliverables under this agreement and concluded that these deliverables should be accounted for as a single unit of accounting based upon the determination that the remaining undelivered items did not have reliable and objective evidence of fair value. Therefore, the elements could not be accounted for separately. Recognition of revenue was deferred until we performed all of our obligations under the agreement which occurred during the three months ended March 31, 2008.

Other

We also recognized revenue of zero and $1.0 million from sanofi-aventis Group in connection with a gene activation technology license agreement for the three and six months ended June 30, 2008, respectively, compared to zero and $1.0 million for the corresponding periods of the year ended December 31, 2007, respectively. We did not recognize any revenue from our previously majority owned subsidiary, Ceregene, Inc, or Ceregene, for the three and six months ended June 30, 2008. We recognized revenue of zero and $13,000 from Ceregene for the three and six months ended June 30, 2007. In addition, we recognized revenue of $0.8 million from a sublicense of certain patents related to the hemophilia and lysosomal storage disorder technology for the three and six months ended June 30, 2008, respectively, compared to zero for each of the corresponding periods of the year ended December 31, 2007.

Research and development expenses

Research and development expenses were $25.3 million and $54.6 million for the three and six months ended June 30, 2008, respectively, compared to $25.0 million and $49.0 million for the corresponding periods of the year ended December 31, 2007, respectively. The increase in the six months ended June 30, 2008 compared to the corresponding period of the year ended December 31, 2007 was primarily due to a first-quarter increase in Phase 3 clinical activities for our GVAX immunotherapy program for prostate cancer in Europe.

We continue to deploy the majority of our research and development resources to advance GVAX immunotherapy for prostate cancer. Expenses related to GVAX immunotherapy for leukemia, GVAX immunotherapy for pancreatic cancer, the oncolytic virus therapy CG0070 and other potential product candidates in preclinical studies are a minor proportion of our overall spending in research and development activities. We expect that our research and development expenditures and headcount will remain generally around current levels in the near term. However, this depends on a number of factors, including progress in research and development and clinical trials. Under the terms of the Takeda collaborative agreement, Takeda agreed to pay for all external development costs associated with the ongoing Phase 3 clinical development of GVAX immunotherapy for prostate cancer, including the cost of product, all internal and external additional development costs and all commercialization costs. While these costs will continue to be recorded as research and development expense, we will recognize revenue in future periods as we incur these costs. Additional information concerning our product candidates and their phases of development can be found in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008.

General and administrative expenses

General and administrative expenses were $4.6 million and $10.0 million for the three and six months ended June 30, 2008, respectively, compared to $4.8 million and $10.0 million for the corresponding periods of the year ended December 31, 2007, respectively. General and administrative expenses consist primarily of compensation, including non-cash, stock-based compensation, for employees in executive and operational functions, including finance, legal, information technology, human resources and business development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. Future spending for general and administrative costs is expected to remain generally around current levels in the near term.

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

Interest and other income

Interest and other income was $1.1 million and $2.5 million for the three and six months ended June 30, 2008, respectively, compared to $2.2 million and $4.1 million for the corresponding periods of the year ended December 31, 2007, respectively. The decrease for the three and six months ended June 30, 2008 compared to the corresponding periods of the year ended December 31, 2007 is attributed to lower interest rates and lower average cash and short-term investment balances.

Interest expense

Interest expense was $2.5 million and $5.1 million for the three and six months ended June 30, 2008, respectively, compared to $2.6 million and $5.2 million for the corresponding periods of the year ended December 31, 2007, respectively. The interest expense is associated with our $145.0 million aggregate principal amount of convertible senior notes and our capital leases.

Gain from revaluation of warrant liability

The fair value at June 30, 2008 of our warrant liability was $5.7 million lower than its fair value at inception resulting in an gain of $5.7 million for the three and six months ended June 30, 2008. Potential future increases in our stock price will result in losses being recognized in our consolidated statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our consolidated statement of operations in future periods. Neither of these potential gains or losses will have any impact on our cash balance, liquidity or cash flows from operations.

Income taxes

The tax benefit for the three and six months ended June 30, 2008 is related to a $6.3 million decrease in accrued income taxes as a result of closing certain years to examination under relevant statutes of limitation. The tax benefit recorded for the three and six months ended June 30, 2007 is related to a $26.8 million decrease in accrued income taxes resulting from the NOPA settlement, offset by additional accrued interest for tax contingencies.

Liquidity and Capital Resources

As of June 30, 2008, we had $165.5 million in cash, cash equivalents and short-term investments, of which $2.9 million was classified as restricted and related to letters of credit on our corporate headquarters facility in South San Francisco, California and our cGMP manufacturing facility in Hayward, California. We have maintained our financial position through strategic management of our resources including accessing debt and equity financing and funding from various corporate collaborations and licensing agreements.

Equity Financing

In March 2006, we entered into a Committed Equity Financing Facility, or 2006 CEFF, with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 8.7 million shares of our common stock or an aggregate of $75.0 million during the three years following the entry into the 2006 CEFF. In connection with the 2006 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $9.12 per share exercisable beginning on September 14, 2006 for a period of five years thereafter. The estimated fair value of this warrant was $1.3 million, which was recorded as a contra-equity amount in additional paid-in capital in March 2006. In 2006, we received net proceeds of $27.9 million from the sale of 6.3 million shares of our common stock under the 2006 CEFF. In January 2007, we received net proceeds of $7.1 million from the sale of 2.4 million shares of our common stock under the 2006 CEFF, which concluded the 2006 CEFF. We received cumulative net proceeds of $35.0 million from the sale of 8.7 million shares of our common stock under the 2006 CEFF.

In February 2007, we entered into a new CEFF, or 2007 CEFF, with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of our common stock or an aggregate of $75.0 million during the three year period following entry into the 2007 CEFF. In connection with the 2007 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $4.68 per share exercisable beginning on September 5, 2007 for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 4.80%, (ii) an expected term of 5.5 years, (iii) no dividend yield and (iv) volatility of 55%. The estimated fair value of this warrant was $0.6 million which was recorded as a contra-equity amount in additional paid-in capital in February 2007. There was no drawdown during the three and six months ended June 30, 2008. We received net proceeds of $5.2 million from the sale of 1.7 million shares of common stock under the 2007 CEFF during the six months ended June 30, 2007. These proceeds were received in the quarter ended March 31, 2007. Since inception of the 2007 CEFF, we received net proceeds of $23.0 million from the sale of 7.1 million shares of our common stock. As of June 30, 2008, there were approximately 4.5 million shares of our common stock remaining that may be sold under the 2007 CEFF.

In April 2007, we received gross proceeds of $60.0 million in a registered direct offering, before deducting placement agents’ fees and stock issuance costs of $4.6 million, resulting in net proceeds of $55.4 million, from the sale of 10.8 million shares of our common stock at $5.55 per share and warrants to purchase 2.2 million shares of our common stock at a price of $7.18 per share. The offering was made pursuant to our effective 2003 shelf registration statement on Form S-3. These warrants became exercisable on October 12, 2007 and are exercisable for a period of four and a half years thereafter. The fair value of the warrants, which was recorded in additional paid-in capital, was determined to be $5.3 million on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 4.66%, (ii) a life of 5.0 years, (iii) no dividend yield and (iv) a volatility of 57%.

In May 2008, we received gross proceeds of $30.0 million in a registered direct offering, before deducting placement agents’ fees and stock issuance costs of approximately $1.8 million, resulting in net proceeds of approximately $28.2 million, from the sale of 7.1 million shares of our common stock at $4.22 per share and warrants to purchase 8.5 million shares of our common stock at a price of $10.00 per share. The offering was made pursuant to our effective May 2007 shelf registration statement on Form S-3. These warrants are exercisable beginning on November 14, 2008 and are exercisable for a period of seven years thereafter. The fair value on the date of issuance of the warrants was determined to be $12.1 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 3.6%, (ii) an expected term of 7.5 years, (iii) no dividend yield and (iv) a volatility of 55%. The warrants are classified as a derivative liability pursuant to FAS 133 and FAS 150. Therefore, the fair value of the warrants is recorded on the condensed consolidated balance sheet as a liability and will be adjusted to fair value at each financial reporting date thereafter. As of June 30, 2008, the fair value of warrants was determined to be $6.4 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 3.7%, (ii) an expected term of 7.4 years, (iii) no dividend yield and (iv) a volatility of 55%. For the three months ended June 30, 2008, due to the decrease in fair value of the warrants we recorded a $5.7 million gain to other income.

On May 16, 2007, our new shelf registration statement on Form S-3 was declared effective by the SEC under the Securities Act, which allows us to offer up to $150.0 million of securities on short notice in one or more public offerings under the Securities Act. As of June 30, 2008, $120 million is available for issuance under this shelf registration statement.

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.8 million for the six months ended June 30, 2008 and $51.2 million for the six months ended June 30, 2007, and is comprised primarily of expenses from product development activities. The decrease in cash used during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is primarily due to the receipt of $50.0 million from the upfront payment from the Takeda development and commercialization collaborative agreement, offset by an increase in Phase 3 clinical activities in Europe. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, obligations related to our existing manufacturing and headquarter facilities, and future requirements to establish commercial capabilities for any products that we may develop.

Net Cash Used In Investing Activities

Net cash used in investing activities was $22.5 million for the six months ended June 30, 2008, which related primarily to purchases of short-term investments, partially offset by maturities and sales of short-term investments. During the six months ended June 30, 2008, we sold three credit card asset-backed debt securities issued by one issuer with a book value of $7.1 million based on possible future credit concerns. These three securities comprised our entire holdings from this issuer. We realized gains of $13,986 from the sale of these securities. Net cash used in investing activities was $17.7 million for the six months ended June 30, 2007, which related primarily to purchases of short-term investments, partially offset by maturities of short-term investments and proceeds from sale of property and equipment. Capital expenditures were $0.6 million for the six months ended June 30, 2008 and $1.6 million for the six months ended June 30, 2007.

As of June 30, 2008, we did not have any direct exposure to financial assets backed by subprime mortgage loans. We do not invest in securities backed by subprime mortgages, secured liquidity notes, auction rate securities, structured investments or collateralized debt obligations backed by subprime mortgages. All of our asset-backed securities are backed by credit card receivables and have a AAA credit rating.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $27.8 million for the six months ended June 30, 2008, primarily related to net proceeds of approximately $28.2 million in a registered direct offering from the sale of 7.1 million shares of our common stock at $4.22 per share and warrants to purchase 8.5 million shares of our common stock at a price of $10.00 per share. Net cash provided by financing activities was $67.5 million for the six months ended June 30, 2007, primarily related to net proceeds of $55.4 million in a registered direct offering from the sale of 10.8 million shares of our common stock at $5.55 per share and warrants to purchase 2.2 million shares of our common stock at a price of $7.18 per share, and $12.3 million from the sale of 4.1 million shares of our common stock to Kingsbridge.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial position, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the six months ended June 30, 2008, there have been no material changes outside of the ordinary course of business in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate sensitivity on our investments in debt securities and our outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of less than one year. We have estimated our interest rate risk, as of June 30, 2008, to be less than $0.4 million from an immediate one percent increase in interest rates. The following table provides information about our financial instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

Principal Amount by Expected Maturity and Average Interest Rate

As of June 30, 2008	2008	2009	2010	2011	Total	Fair Value June 30, 2008
	(Dollars in thousands)
Total Investment Securities Excluding Asset Backed	$151,565	$4,776	$—	$—	$156,341	$156,370
Average Interest Rate	3.15%	3.70%	—	—	3.16%	—
Asset Backed Securities (i)					$4,246	$4,252
Average Interest Rate					3.44%	—
Fixed Interest Rate Convertible Senior Notes	$2,266	$4,531	$4,531	$149,531	$160,859	$103,281
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%

As of December 31, 2007	2008	2009	2010	2011	Total	Fair Value December 31, 2007
	(Dollars in thousands)
Total Investment Securities Excluding Asset Backed	$114,098	$—	$—	$—	$114,098	$114,394
Average Interest Rate	5.04%	—	—	—	5.04%	—
Asset Backed Securities (ii)					$26,426	$26,452
Average Interest Rate					3.85%	—
Fixed Interest Rate Convertible Senior Notes	$4,531	$4,531	$4,531	$149,531	$163,124	$105,828
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%

(i)	Asset backed securities have various contractual maturity dates throughout 2011. The expected maturity dates for these securities are throughout 2008 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

(ii)	Asset backed securities have various contractual maturity dates ranging from 2008 to 2011. The expected maturity dates for these securities are throughout 2008 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

There were no significant changes made to our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

Investors in Cell Genesys, Inc. should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operation, financial condition, cash flow and future prospects and the trading price of our common stock and our abilities to repay our convertible notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007, including our consolidated financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission, or SEC.

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

Our GVAX cancer immunotherapies and oncolytic virus therapies are currently being tested in human clinical trials to determine their safety and efficacy. Clinical trials are very costly and time-consuming, especially the larger Phase 3 clinical trials such as the VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer. The VITAL-1 and VITAL-2 trials of our GVAX immunotherapy for prostate cancer are our first Phase 3 clinical trials. Although we have recently completed patient recruitment for the VITAL-1 trial, we cannot be certain if and when any of our current clinical trials will be successfully completed. Because our programs use new technologies, existing preclinical and clinical data on the safety and efficacy of our programs is limited. The results of preclinical or earlier stage clinical trials do not necessarily predict safety or efficacy in humans, and our products in later stage clinical trials may fail to show desired safety and efficacy, despite having progressed through preclinical or early clinical trials. Serious and potentially life-threatening side effects may be discovered during preclinical and clinical testing of our potential products or thereafter. We, the United States Food and Drug Administration, or FDA, foreign regulatory authorities, the Institutional Review Boards at our research institutions, or the Independent Data Monitoring Committees for specific clinical trials may suspend or terminate any clinical trial of our products at any time, and we cannot guarantee that we will be permitted to undertake additional human clinical trials for any of our products.

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

We will need substantial additional funds for existing and future preclinical and clinical trials, to continue research and development activities, for lease obligations related to our manufacturing and headquarter facilities, for principal and interest payments related to our debt financing obligations, and to establish marketing capabilities for any products we may develop. We will need to raise additional capital to further fund our operations.

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

Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. These arrangements could harm our business, results of operations, financial condition, cash flow or future prospects. Our recently established global alliance with Takeda for the development and commercialization of GVAX immunotherapy for prostate cancer is one such arrangement. Currently, we do not have collaborative partners, other than Takeda, for the further development of our GVAX cancer immunotherapies and we may not be successful in entering into additional collaborative partnerships on favorable terms, if at all. We can give no assurance that our collaboration with Takeda will not be unilaterally or mutually terminated, or that it will result in any future milestone or royalty payments under the agreement. Certain of our oncolytic virus therapy products are subject to future commercialization rights belonging to Novartis AG, which at its option may provide further development funding for these products. However, we can give no assurance that our alliance with Novartis AG will continue, as Novartis AG periodically has the option of terminating the alliance under certain circumstances. Also, there is no assurance that Novartis AG will provide further development funding. Our efforts to raise capital through such outlicensing activities may fail. Failure to enter into new corporate relationships may harm our business.

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

Our dependence on our collaboration arrangement with Takeda subjects us to a number of risks. Our ability to develop and commercialize GVAX immunotherapy for prostate cancer depends on Takeda’s abilities to obtain and maintain regulatory approvals and achieve market acceptance of GVAX immunotherapy for prostate cancer once commercialized. Takeda may elect to delay, terminate, expand or otherwise change the development of GVAX immunotherapy for prostate cancer, independently develop products that potentially compete with GVAX immunotherapy for prostate cancer, or fail to commit sufficient resources to the marketing and distribution of GVAX immunotherapy for prostate cancer. Competing products, either developed by Takeda or to which Takeda has rights or acquires in the future, may result in Takeda’s withdrawal of support for GVAX immunotherapy for prostate cancer.

In the event that Takeda fails to diligently develop or commercialize GVAX immunotherapy for prostate cancer, we may not receive any future revenue related to GVAX immunotherapy for prostate cancer unless we are either able to find another partner or to commercialize GVAX immunotherapy for prostate cancer on our own, which is likely to result in significant additional expense. Business combinations, significant changes in business strategy, litigation and/or financial difficulties may also adversely affect the willingness or ability of Takeda to complete its obligations under our collaboration agreement. If Takeda fails to perform in the manner we expect, our potential to develop and commercialize GVAX immunotherapy for prostate cancer through our collaboration and to generate future revenue from the sale of this product would be significantly reduced. If a conflict of interest arises between Takeda and us, Takeda may act in its own self-interest and not in the interest of our company or our stockholders. If Takeda were to breach or terminate the collaboration agreement with us or otherwise fail to perform its obligations there under in a timely manner, the development or commercialization of GVAX immunotherapy for prostate cancer could be delayed or terminated. There can be no assurances that our collaboration with Takeda will be successful in advancing the development and commercialization of GVAX immunotherapy for prostate cancer, that it will not be unilaterally or mutually terminated, that it will result in any milestone or royalty payments and revenue under the agreement, or that the agreement will result in a marketable drug.

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

In addition, our dependence on licensing, collaboration and other arrangements with third parties may subject us to a number of risks. These agreements may not be on terms that ultimately prove favorable to us and may require us to relinquish certain rights in our technologies and product candidates. To the extent we agree to work exclusively with one collaborator in a given area, our opportunities to collaborate with other entities could be curtailed. Lengthy negotiations with potential new collaborators may lead to delays in the research, development or commercialization of product candidates. The decision by our collaborators to pursue alternative technologies or the failure of our collaborators to develop or commercialize successfully any product candidate to which they have obtained rights from us could materially harm our business, financial condition, results of operations, cash flow or future prospects. For example, there can be no assurances that our collaboration with Takeda will be successful in advancing the development and commercialization of GVAX immunotherapy for prostate cancer, that it will not be unilaterally or mutually terminated, or that it will result in any milestone or royalty payments and revenue under the agreement.

We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.

We have incurred an accumulated deficit since our inception. As of June 30, 2008, our accumulated deficit was $516.4 million. Our accumulated deficit would be substantially higher absent the past gains we have realized on sales of all of our Abgenix, Inc. common stock. We expect to incur substantial operating losses for at least the next several years and potentially longer. This is due primarily to the expansion of development programs, clinical trials and manufacturing activities and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We also have substantial lease obligations related to our manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products, or that we will ever achieve positive cash flow or profitability.

Our substantial indebtedness could harm our financial condition.

We have a significant amount of debt. As of June 30, 2008, we had approximately $145.0 million aggregate principal amount of outstanding convertible notes due in 2011. Our annual interest payment on these notes is approximately $4.5 million. Our substantial indebtedness could harm our business, results of operations, financial condition, cash flow and future prospects. For example, it could:

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

We have at times encountered and/or may in the future encounter problems with the following:

•

our ability to “scale-up” our manufacturing facility by a significant factor over the current level of production within our planned timelines and budget and demonstrate comparability of product manufactured at greater scale;

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

We have arrangements with a number of public and private medical institutions, clinical research organizations, other vendors, and individual investigators, for the conduct of human clinical trials for our GVAX cancer immunotherapy programs and oncolytic virus therapies. In some cases, trials are conducted by institutions without our direct control or monitoring. The early termination of any of these clinical trial arrangements, the failure of these institutions to comply with the regulations and requirements governing clinical trials, or the reliance upon results of trials that we have not directly conducted or monitored could hinder the progress of our clinical trial programs and our development programs. If any of these relationships are terminated, the clinical trials might not be completed, and the results might not be valuable.

If our proposed products are not effectively protected by issued patents we will be more vulnerable to competitors and our business could be harmed.

We rely heavily on the development and protection of our intellectual property portfolio. As of June 30, 2008, we had 388 U.S. and non-U.S. patents issued or granted to us or available for use by us based on licensing arrangements and 255 U.S. and non-U.S. applications pending in our name or available for use by us based on licensing arrangements. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. We believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. We cannot be certain whether any given patent application filed by us or our licensors will result in the issuance of a patent or if any given patent issued to us or our licensors will later be challenged and invalidated. Nor can we be certain whether any given patent that may be issued to us or our licensors will provide any significant proprietary protection to our products and business. Competitors may have filed patent applications or received patents and may file additional patent applications and obtain additional patents that may prevent patents being issued to us or our licensors or limit the scope of those patents. Depending upon their filing date, patent applications in the United States are confidential until the patent applications are published, typically eighteen months after their filing date, or patents are issued. Outside the United States, patent applications are confidential until they are published, typically eighteen months after their first filing date. In addition, publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several to many months. Accordingly, we cannot be sure that we or our licensors were the first creator of inventions covered by our or our licensors’ pending patent applications or issued patents or that we or our licensors were the first to file patent applications for these inventions. In addition, because patents have a limited life, subject to potential extensions, patents issued to us or our licensors may have expired prior to or have limited term remaining after the first commercial sale of a related product. As a result, the commercial value of these patents to our products and business might be limited.

Our freedom to operate may be challenged by others and we may have to engage in litigation to determine the scope and validity of competitors’ patents and proprietary rights, which, if we do not prevail, could harm our business, results of operations, financial condition, cash flow and future prospects.

Our commercial success depends in part on not infringing the patents or proprietary rights of others, not breaching licenses granted to us and ensuring that we have the necessary freedom to operate, to develop and commercialize our products. Competitors may have filed patent applications and obtained patents and may in the future file patent applications and obtain patents relating to our products and technologies. We are aware of competing intellectual property relating to both our GVAX cancer immunotherapy and oncolytic virus therapy technologies and products. While we believe we have the necessary freedom to operate under this intellectual property, others may challenge our position. From time to time we have received communications from third parties claiming to have conflicting rights relating to components of our products and technologies. Regardless of their ultimate merit, any infringement or other intellectual property claims against our products and technologies may be expensive and time-consuming to litigate and may divert management attention. If any such claim were successful, we could be required to obtain licenses to a third party’s technologies, patents or other proprietary rights or to their biological or chemical reagents in order to develop and market our products. Moreover, we may choose to voluntarily seek such a license in order to avoid the expense and uncertainty of fully defending our position. In either event, such a license may not be available to us on acceptable terms or on any terms, and we may have to discontinue that portion of our business, or such third party may seek an injunction to prevent us from practicing their proprietary technology. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify those licensing our technologies against losses incurred if practicing our intellectual property infringes upon the proprietary rights of others. The failure to license any technologies or biological or chemical reagents required to develop or commercialize our technologies or products at reasonable cost may harm our business, results of operations, financial condition, cash flow and future prospects.

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

Because we will be relying on Takeda for the sale, marketing and distribution of GVAX immunotherapy for prostate cancer, we will be depending heavily on Takeda’s abilities and dedication to GVAX immunotherapy for prostate cancer. There can be no assurance that Takeda’s efforts towards the sale, marketing and distribution of GVAX immunotherapy for prostate cancer will result in any future revenue or will not harm our business. Additionally, if we choose to rely on strategic partners for the sale, marketing or distribution of any of our other potential future products, we will have less control over the sales, marketing and distribution of any of our other potential products and will depend heavily upon their abilities and dedication to our products. These future strategic partnerships may not be available on favorable terms, if at all, or they could harm our business.

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

We currently maintain a certain amount of insurance with respect to each of our clinical trials as well as insurance to reduce our direct exposure to certain other business risks, but may not be able to maintain insurance or obtain sufficient coverage at reasonable rates in the future. As a result, we may be required to assume more risk in the future or make significant expenditures to maintain our current levels of insurance. Any inability to maintain insurance at an acceptable cost, or at all, could also result in a breach of terms of our product license agreements or could prevent or inhibit the clinical testing or commercialization of our products or otherwise affect our business, results of operation, financial condition, cash flow and future prospects. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to pay for claims, losses and damages in excess of our insurance limits. Furthermore, any claims made on our insurance policies may affect our ability to obtain or maintain future insurance coverage at reasonable costs, if at all.

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

The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2006, our stock price has fluctuated between a high closing price of $7.98 on March 31, 2006 and a low closing price of $1.81 on January 31, 2008. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Interest rate fluctuations also can affect the price of our convertible senior notes. The following factors, among others, may affect the prices of our common stock and notes:

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

In October and November 2004, we issued and sold $145.0 million aggregate principal amount of notes convertible into our common stock, initially at the conversion price of $9.10 per share, equal to a conversion rate of 109.8901 shares per $1,000 principal amount of notes, subject to adjustments for stock dividends, stock splits, and other similar events. The holders of the notes may choose at any time to convert their notes into common stock. The number of shares of common stock issuable upon conversion of the notes, and therefore the dilution of existing common stockholders, could increase as a result of an event triggering the antidilution rights of the notes, including certain acquisitions in which 10% or more of the consideration paid for our common stock in the transaction is in the form of cash or securities that are not freely tradable. Conversion of our convertible senior notes would result in issuance of additional shares of common stock, diluting existing common stockholders.

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

Certain provisions of our certificate of incorporation, bylaws, debt instruments and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions include the adoption of a Stockholder Rights Plan, commonly known as a “poison pill.” Under the Stockholder Rights Plan, we made a dividend distribution of one preferred share purchase right for each share of our common stock outstanding as of August 21, 1995 and each share of our common stock issued after that date. In July 2000, we made certain technical changes to amend the plan and extended the term of such plan until 2010. The rights are exercisable only if a person or group purchases 15% or more of our common stock or announces a tender offer for 15% or more of our common stock by a person or group is announced. Upon exercise, holders other than the acquirer may purchase our stock at a discount. Our Board of Directors may terminate the rights plan at any time or under certain circumstances redeem the rights. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition. These provisions and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in our management or in the control of our company, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

The Committed Equity Financing Facility that we entered into with Kingsbridge in February 2007, or 2007 CEFF, may not be available to us if we elect to make a drawdown, may require us to make additional “blackout” or other payments to Kingsbridge, and may result in dilution to our stockholders.

The 2007 CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration, subject to certain conditions and restrictions. As of June 30, 2008, there were approximately 4.5 million shares remaining that may be sold under the 2007 CEFF. Kingsbridge will not be obligated to purchase shares under the 2007 CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement filed by us with the SEC; and the continued listing of our stock on the NASDAQ Global Market. In addition, Kingsbridge is permitted to terminate the 2007 CEFF if it obtains actual knowledge that a material and adverse event has occurred affecting our business, operations, properties or financial condition. If we are unable to access funds through the 2007 CEFF, or if the 2007 CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms, or at all.

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

Accounting pronouncements may impact our reported results of operations and financial position.

U.S. generally accepted accounting principles, or GAAP, and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new pronouncements or the application of existing pronouncements to changes in our business could significantly alter our reported financial statements and results of operations.

For example, the SEC is considering requiring companies to report results of operations and financial position in accordance with International Financial Reporting Standards, or IFRS, instead of U.S. GAAP beginning in 2012, applied retrospectively to 2010. IFRS is less detailed in its application guidance than is U.S. GAAP. Furthermore, many of the SEC’s rules and regulations refer to U.S. GAAP or are based on concepts and terminology used in U.S. GAAP. In some cases, there is no comparable IFRS guidance, and in others there is IFRS guidance, but the meanings of key terms are different from their meanings in U.S. GAAP, for example, the different meanings of the terms “probable” and “related parties.” The proposal to use IFRS would require retrospective application to all periods presented requiring us to prepare both U.S. GAAP and IFRS based financial statements in 2010 and 2011 in order to present IFRS based financial statements retrospectively in 2012. If the SEC requires us to use IFRS instead of U.S. GAAP we could incur additional costs to implement and train our staff, and we would need to evaluate the differences between U.S. GAAP and IFRS to determine the impact, if any.

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

We are also subject to laws generally applicable to businesses, including but not limited to, federal, state and local regulations relating to wage and hour matters, employee classification, mandatory healthcare benefits, unlawful workplace discrimination and whistle-blowing. Any actual or alleged failure to comply with any regulation applicable to our business or any whistle-blowing claim, even if without merit, could result in costly litigation, regulatory action or otherwise harm our business, results of operations, financial condition, cash flow and future prospects.

The continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare may restrict pricing of our products and reimbursement from third party payers, which may reduce demand for and the profitability of our potential products.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 2008, during our annual stockholders’ meeting, a quorum of our stockholders approved the following proposals:

(i)	Election of Directors.

Director	For	Withheld	Broker Non-Votes
Stephen A. Sherwin, M.D.	66,971,846	1,571,041	—
David W. Carter	66,980,093	1,562,794	—
Nancy M. Crowell	66,993,333	1,549,554	—
James M. Gower	66,986,899	1,555,988	—
John T. Potts, Jr., M.D.	66,998,136	1,544,751	—
Thomas E. Shenk, Ph.D.	61,727,603	6,815,284	—
Eugene L. Step	66,982,347	1,560,540	—
Inder M. Verma, Ph.D.	66,991,571	1,551,316	—
Dennis L. Winger	66,966,950	1,575,937	—

(ii)	Proposal to amend the Company’s Certificate of Incorporation to increase the number of shares of the Company’s common stock that the Company has the authority to issue from 150,000,000 shares to 275,000,000 shares.

For	Against	Abstain	Broker Non-Votes
57,838,621	10,480,445	223,820	—

(iii)	Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain	Broker Non-Votes
67,646,149	620,806	275,932	—

There were no other matters voted upon at our annual meeting.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description

4.1	Form of Warrant.(1)

10.1	Form of Subscription Agreement between the Company and the investors.(2)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

*	Furnished herewith.

(1)	Incorporated by reference to Exhibit 1.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 12, 2008.

(2)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on August 1, 2008.

CELL GENESYS, INC.

By:	/s/ STEPHEN A. SHERWIN, M.D.
Stephen A. Sherwin, M.D.
Chairman of the Board and Chief Executive Officer

By:	/s/ SHARON E. TETLOW
Sharon E. Tetlow
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ MARC L. BELSKY
Marc L. Belsky
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of Warrant.(1)

10.1	Form of Subscription Agreement between the Company and the investors.(2)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

*	Furnished herewith.

(1)	Incorporated by reference to Exhibit 1.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 12, 2008.

(2)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 12, 2008.