Form 10-Q
period 2008-09-30
CELL GENESYS INC
filed 2008-11-06
CIK 865231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2008, the number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 86,809,651.

CELL GENESYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Cell Genesys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$25,174	$23,588
Short-term investments	122,912	120,828
Receivable from collaborative partner	12,601	—
Prepaid expenses and other current assets	3,303	3,932

Total current assets	163,990	148,348
Restricted cash and investments	2,890	2,890
Property and equipment, net	109,332	119,011
Unamortized debt issuance costs and other assets	2,533	3,143

Total assets	$278,745	$273,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,372	$4,268
Accrued compensation and benefits	5,670	7,730
Other accrued liabilities	8,585	8,852
Current portion of deferred revenue	18,182	12,000
Warrant liability	1,462	—
Current portion of accrued income taxes	11	4
Current portion of capital lease obligation	2,139	1,711

Total current liabilities	37,421	34,565
Other liabilities	3,877	3,451
Non-current portion of deferred revenue	22,727	—
Non-current portion of accrued income taxes	—	6,192
Non-current portion of capital lease obligation	44,924	46,635
Convertible senior notes	145,000	145,000
Commitments and contingencies
Stockholders’ equity:
Common stock	87	78
Additional paid-in capital	549,821	528,674
Accumulated other comprehensive loss	(277)	(88)
Accumulated deficit	(524,835)	(491,115)

Total stockholders’ equity	24,796	37,549

Total liabilities and stockholders’ equity	$278,745	$273,392

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Revenue	$17,147	$2	$47,131	$1,278
Operating expenses:
Research and development	24,602	28,629	79,156	77,674
General and administrative	4,315	5,114	14,304	15,141

Total operating expenses	28,917	33,743	93,460	92,815

Loss from operations	(11,770)	(33,741)	(46,329)	(91,537)
Other income (expense):
Gain (loss) from sale of property and equipment	—	(75)	—	1,309
Interest and other income	942	1,982	3,404	6,102
Interest expense	(2,536)	(2,580)	(7,644)	(7,761)
Gain from revaluation of warrant liability	4,936	—	10,652	—

Loss before income taxes	(8,428)	(34,414)	(39,917)	(91,887)
Income tax benefit (provision)	15	(124)	6,197	26,009

Net loss	$(8,413)	$(34,538)	$(33,720)	$(65,878)

Basic and diluted net loss per share	$(0.10)	$(0.46)	$(0.41)	$(0.96)

Weighted average shares of common stock outstanding – basic and diluted	86,521	74,673	82,577	68,882

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(33,720)	$(65,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,862	10,803
Loss (gain) from sale of property and equipment	7	(1,309)
Gain from sale of short-term investments	(14)	—
Stock-based compensation expense	4,501	4,513
Gain from revaluation of warrant liability	(10,652)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,192	478
Receivable from collaborative partner	(12,601)	—
Accounts payable	(2,896)	450
Accrued compensation and benefits	(2,060)	(520)
Deferred revenue	28,909	—
Other accrued liabilities	59	4,597
Accrued income taxes	(6,201)	(29,342)

Net cash used in operating activities	(22,614)	(76,208)

Cash flows from investing activities:
Purchases of short-term investments	(212,108)	(216,294)
Maturities of short-term investments	202,715	210,892
Sales of short-term investments	7,136	—
Capital expenditures	(1,027)	(2,753)
Proceeds from sale of property and equipment	—	2,207

Net cash used in investing activities	(3,284)	(5,948)

Cash flows from financing activities:
Net proceeds from registered direct offering	28,145	55,423
Net proceeds from committed equity financing facility	—	29,049
Proceeds from exercise of stock options	624	911
Payments under capital lease obligation	(1,283)	(1,093)

Net cash provided by financing activities	27,486	84,290

Net increase in cash and cash equivalents	1,588	2,134
Effect of exchange rates on cash and cash equivalents	(2)	—
Cash and cash equivalents at the beginning of the period	23,588	23,692

Cash and cash equivalents at the end of the period	$25,174	$25,826

See accompanying notes

Cell Genesys, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this Quarterly Report, “Cell Genesys,” “we,” “us,” “our” and “the Registrant” refer to Cell Genesys, Inc.

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period.

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

In October 2008, in view of the termination of both the VITAL-1 and VITAL-2 Phase 3 clinical trials, we placed on hold the further development of GVAX immunotherapy for prostate cancer and implemented a substantial restructuring plan. Our Board of Directors is exploring our strategic alternatives, including merger with or acquisition by another company, further restructuring and allocation of our resources toward other biopharmaceutical product areas, and sale of our assets and liquidation of the Company.

Deficiency letter from The Nasdaq Global Market

On October 21, 2008, we received a Nasdaq Staff Deficiency Letter, or Nasdaq Letter, indicating that we had become non-compliant with the minimum $1.00 bid price requirement for continued listing on The Nasdaq Global Market as set forth in Nasdaq Marketplace Rule 4450(a)(5) because the price of our stock closed below the minimum bid price of $1.00 per share for a period of 30 consecutive business days.

The Nasdaq Letter indicated that in light of extraordinary market conditions, Nasdaq had determined to suspend enforcement of the minimum bid price and market value of publicly held shares requirements through January 16, 2009. Accordingly, the Nasdaq Letter stated that in accordance with Nasdaq Marketplace Rule 4450(e)(2), we have 180 calendar days from January 20, 2009, or until July 20, 2009, to regain compliance. In the event we do not regain compliance within this period, the Nasdaq Letter provided that we may consider applying to transfer to the Nasdaq Capital Market, which would allow us to take advantage of the further 180 day compliance period provided on the Nasdaq Capital Market, if we meet all requirements for initial listing on the Nasdaq Capital Market, except for the minimum bid price requirement. If compliance is not demonstrated within the compliance period, the Nasdaq Letter indicated that the Nasdaq Staff will provide written notification that our common stock will be delisted, after which the Company may appeal the Nasdaq Staff determination to the Nasdaq Listing Qualifications Panel. The Company is currently evaluating its alternatives to resolve the listing deficiency. There can be no assurance that, if we do appeal the Nasdaq Staff’s Determination, that such appeal would be successful.

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

In accordance with FAS 157, the following table represents the fair value hierarchy for our financial assets and liabilities (cash equivalents, investments and warrant liability) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

		Fair Value Measurements at September 30, 2008
Description	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$21,677	$—	$21,677	$—
Corporate notes	59,026	—	59,026	—
U.S. government and governmental agency obligations	63,886	—	63,886	—

Total Assets	$144,589	$—	$144,589	$—

Liabilities:
Warrant liability (1)	$1,462	$—	$—	$1,462

(1)	Refer to Common Stock and Warrant section of Note 8. Stockholders’ Equity for valuation assumptions.

The table below includes a roll forward of the balance sheet amounts for the three and nine months ended September 30, 2008 (including the change in fair value), for financial instruments classified as Level 3 (the warrant liability). When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains in the table below include changes in fair value due in part to observable factors that are part of the methodology.

Description	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Balance, beginning	$6,398	$—
Purchases, issuances, and settlements	—	12,114
Total gains included in earnings (1)	(4,936)	(10,652)

Balance, ending	$1,462	$1,462

(1)	Reported in our condensed consolidated statements of operations as a component of other income (expense).

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

For a warrant classified as a derivative liability pursuant to FAS 133 and FAS 150, the fair value of the warrant is recorded on the condensed consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The changes in fair value of the warrant are recorded in the condensed consolidated statements of operations as a component of other income (expense). The fair value of the warrant is estimated using the Black Scholes option valuation model. The warrant will continue to be reported as a liability until such time as the instrument is exercised or is otherwise modified to remove the provisions which require this treatment, at which time the warrant is adjusted to fair value and reclassified from liabilities to stockholders’ equity. If the warrant is reclassified as permanent equity, the fair value of the warrant would be recorded in stockholders’ equity and no further adjustment would be made in subsequent periods.

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

	As of September 30,
	2008	2007
	(in thousands)
Convertible senior notes	15,934	15,934

Outstanding stock options and restricted stock units	10,573	9,421

Warrants to purchase common stock	11,490	2,959

3. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to our stockholders’ equity that are excluded from net loss, such as unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments. The following table presents the calculation of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(8,413)	$(34,538)	$(33,720)	$(65,878)
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of tax	101	194	(186)	271
Net change in foreign currency translation gains (losses), net	—	—	(2)	—

Comprehensive loss	$(8,312)	$(34,344)	$(33,908)	$(65,607)

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

During the three and nine months ended September 30, 2008, we recognized $4.5 million and $9.1 million, respectively, of revenue related to the amortization of the upfront payment from Takeda. As of September 30, 2008, deferred revenue under the agreement was $40.9 million.

Additionally, Takeda agreed to pay for all external development costs associated with the ongoing Phase 3 clinical development of GVAX immunotherapy for prostate cancer, including the cost of product, all internal and external additional development costs and all commercialization costs. We recognize revenue as we incur these costs. During the three and nine months ended September 30, 2008, we recognized $12.6 million and $23.9 million, respectively, in revenue from Takeda related to the development costs associated with the ongoing Phase 3 clinical development of GVAX immunotherapy for prostate cancer. As of September 30, 2008, the receivable from Takeda under the agreement was $12.6 million. As a result of the October 2008 termination of both the VITAL-1 and VITAL-2 Phase 3 clinical trials, we placed on hold the further development of GVAX immunotherapy for prostate cancer and implemented a substantial restructuring plan. Our decision to place on hold these activities will reduce future development reimbursement revenue from Takeda.

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

5. Stock-Based Compensation

Stock-based compensation expense recognized during the three and nine months ended September 30, 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or FAS 123R, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During 2007, we issued 876,550 restricted stock units under our 2005 Equity Incentive Plan, as amended, at a grant date fair value ranging between $3.35 and $3.51. In June 2008, we issued 32,000 shares of common stock to our outside directors as a result of the vesting of their restricted stock units. The remaining 844,550 restricted stock units became fully vested and unforfeitable in July 2008. In June 2008, we issued 32,000 restricted stock units to our outside directors at a grant date fair value of $2.60. These restricted stock units will be fully vested and become unforfeitable on the first anniversary of the award date. In accordance with FAS 123R, the fair value of the restricted stock units was based upon the closing sales price of our common stock on the grant date.

Stock-based compensation expense recognized under FAS 123R was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Research and development	$810	$1,380	$3,423	$3,499
General and administrative	245	412	1,078	1,014

Total stock-based compensation expense	$1,055	$1,792	$4,501	$4,513

Effect on earnings per share-basic and diluted	$0.01	$0.02	$0.05	$0.07

As of September 30, 2008, total stock-based compensation cost related to nonvested stock options not yet recognized was $3.9 million, which is expected to be recorded to stock-based compensation expense over a weighted-average period of 27 months, and total stock-based compensation cost related to nonvested restricted stock units not yet recognized was $0.1 million, which is expected to be fully vested and recorded to stock-based compensation expense over a weighted-average period of nine months. No stock-based compensation expense will be recognized for restricted stock units that do not vest.

Valuation Assumptions for Stock Options

The compensation expense related to stock options recognized under FAS 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	0.00%	0.00%	0.00%	0.00%
Annual risk free rate of return	3.04%	4.23%	2.56%	4.55%
Expected volatility	0.85	0.56	0.58	0.55
Expected term (years)	5.30	5.16	5.30	5.16

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

Ceregene: Ceregene, Inc., or Ceregene, was previously our majority-owned subsidiary. In August 2004, July 2005, and April 2006, Ceregene announced an initial, second and third closing of its Series B preferred stock financing. We participated in these financings through the pro rata conversion of an outstanding bridge loan to Ceregene together with related accrued interest into shares of Ceregene’s Series B preferred stock. In January 2007, we participated in Ceregene’s Series C preferred stock financing by acquiring 1.8 million shares of Ceregene’s Series C preferred stock in exchange for an exclusive license to Ceregene of certain of our intellectual property. As a result, we own approximately 16% of Ceregene capital stock on a fully diluted basis as of September 30, 2008. We did not record a gain on the exchange of the 1.8 million shares because the intangible assets exchanged with Ceregene were nonmonetary and the intangible assets we used as consideration had no carrying value and no determinable fair value.

We account for our investment in Ceregene under the equity method of accounting for investments because we believe we have the ability to exercise significant influence over Ceregene through our Chairman of the Board of Directors and Chief Executive Officer, or CEO, who is also the Chairman of Ceregene’s Board of Directors. For the three months ended September 30, 2008 and 2007, we recorded zero revenue from Ceregene. For the nine months ended September 30, 2008 and 2007, we recorded revenue of zero and $13,000 from Ceregene, respectively. We did not recognize losses from Ceregene, nor do we expect to recognize future losses from Ceregene, as the net book value of our investment in Ceregene is zero.

Caliper Life Sciences: The former Chairman and CEO of Xenogen Corporation, or Xenogen, a related party, which was acquired by Caliper Life Sciences, Inc., or Caliper, in August 2006, is now on the Board of Directors of Caliper and is also a member of our Board of Directors. We have not paid or received any amount to or from Caliper during the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, we paid $30,000 and $10,000 to Caliper, respectively.

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

As a result of the implementation of FIN 48, we did not recognize any adjustment in the liability for unrecognized income tax benefits and, therefore, implementation of FIN 48 did not result in a cumulative adjustment to accumulated deficit. As of the adoption date of January 1, 2007, we had $25.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. As of September 30, 2008, we had zero unrecognized tax benefits and $4.0 million as of December 31, 2007, all of which affected our effective tax rate when recognized. Our policy is to account for interest and penalties related to income tax matters in the income tax provision in the consolidated statement of operations. Accrued interest and penalties related to income tax matters are included within the related tax liability line in the consolidated balance sheet. On the adoption date of January 1, 2007, we had $10.4 million of accrued interest and zero penalties related to tax contingencies recorded in the consolidated balance sheet. We had zero accrued interest and penalties related to tax contingencies as of September 30, 2008. We had accrued $2.2 million of interest and zero penalties related to tax contingencies as of December 31, 2007.

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

The tax benefit for the three months ended September 30, 2008 related to refundable research and development credits enacted as part of the Housing and Economic Recovery Act of 2008. The tax benefit for the nine months ended September 30, 2008 is primarily attributed to a $6.3 million decrease in accrued income taxes as a result of closing certain years to examination under relevant statutes of limitation and, to a lesser extent, refundable research and development credits. The tax provision for the three months ended September 30, 2007 related to additional accrued interest recorded for tax contingencies. The tax benefit recorded for the nine months ended September 30, 2007 is related to a $21.0 million decrease in the current portion of accrued income taxes and a $5.8 million decrease in the non-current portion of accrued income taxes resulting from the NOPA settlement, offset by additional accrued interest for tax contingencies.

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

2007 CEFF: In February 2007, we entered into a new CEFF, or 2007 CEFF, with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of our common stock or an aggregate of $75.0 million during the three year period following entry into the 2007 CEFF. Under the 2007 CEFF, we are able to draw down in tranches of up to a maximum of 2.5 percent of our closing market value of our common stock on the last trading day prior to the commencement of the drawdown, or $15.0 million, whichever is less, subject to certain conditions. In addition, subject to the $15.0 million limit, we can issue up to 3.5% of our market capitalization once per fiscal quarter. The purchase price of these shares is discounted between 6 to 10 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $1.75 per share, which our common stock is currently trading below, or at a price below 85% of the closing share price of our stock on the trading day immediately preceding the commencement of the drawdown.

In connection with the 2007 CEFF, we issued to Kingsbridge a warrant to purchase 0.4 million shares of our common stock at a price of $4.68 per share exercisable beginning on September 5, 2007 for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 4.80%, (ii) an expected term of 5.5 years, (iii) no dividend yield and (iv) volatility of 55%. The estimated fair value of this warrant was $0.6 million which was recorded as a contra-equity amount in additional paid-in capital in February 2007. There was no drawdown during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, we received net proceeds of $16.7 and $21.9 million from the sale of 4.9 and 6.6 million shares of our common stock under the 2007 CEFF, respectively. Since inception of the 2007 CEFF, we received net proceeds of $23.0 million from the sale of 7.1 million shares of our common stock. As of September 30, 2008, there were approximately 4.5 million shares of our common stock remaining that may be sold under the 2007 CEFF.

Common Stock and Warrant

In May 2008, we received net proceeds of approximately $28.1 million in a registered direct offering, after deducting placement agents’ fees and stock issuance costs of approximately $1.9 million, from the sale of 7.1 million shares of our common stock at $4.22 per share and warrants to purchase 8.5 million shares of our common stock at a price of $10.00 per share. The offering was made pursuant to our effective May 2007 shelf registration statement on Form S-3. These warrants are exercisable beginning on November 14, 2008 and are exercisable for a period of seven years thereafter. The fair value on the date of issuance of the warrants was determined to be $12.1 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 3.6%, (ii) an expected term of 7.5 years, (iii) no dividend yield and (iv) a volatility of 55%. The warrants are classified as a derivative liability pursuant to FAS 133 and FAS 150. Therefore, the fair value of the warrants is recorded on the condensed consolidated balance sheet as a liability and will be adjusted to fair value at each financial reporting date thereafter. As of September 30, 2008, the fair value of warrants was determined to be $1.5 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 3.4%, (ii) an expected term of 7.1 years, (iii) no dividend yield and (iv) a volatility of 80%. For the three and nine months ended September 30, 2008, due to the decrease in fair value of the warrants we recorded gains of $4.9 million and $10.7 million, respectively, to other income.

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

10. Subsequent Event

On October 16, 2008, in view of the termination of both the VITAL-1 and VITAL-2 Phase 3 clinical trials, we placed on hold the further development of GVAX immunotherapy for prostate cancer and implemented a substantial restructuring plan. We plan to reduce our staff of 290 by approximately 80 percent by year-end with further reductions anticipated in the first half of 2009 as additional activities are phased out. Personnel-related restructuring charges of approximately $13.9 million are expected to be incurred in the fourth quarter of 2008. These charges are primarily associated with one-time termination benefits. We are currently evaluating the effect of the restructuring on our other assets, liabilities and consolidated financial statements and our estimate is subject to change.

On October 24, 2008 we announced that we had repurchased an aggregate of $26.3 million face value of our 3.125% Convertible Senior Notes due November 2011, or Notes, at an overall discount of approximately 60 percent from face value in a series of privately negotiated transactions with institutional holders of the Notes, for aggregate consideration of $10.5 million in cash, plus accrued but unpaid interest. As a result of the retirement of the repurchased Notes, $118.7 million aggregate principal amount remain outstanding. This early retirement of debt will result in a net gain of approximately $15.8 million in the fourth quarter of 2008 and a reduction of annualized interest expense by $0.8 million.

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

Overview

We are a biotechnology company that was focused on the development and commercialization of novel biological therapies for patients with cancer. We were developing cell-based cancer immunotherapies and oncolytic virus therapies to treat different types of cancer. Our clinical stage cancer programs involved cell- or viral-based products that have been modified to impart disease-fighting characteristics that are not found in conventional chemotherapeutic agents. As part of our GVAX(TM) cancer immunotherapy programs, we initiated two Phase 3 clinical trials for GVAX immunotherapy for prostate cancer in July 2004 and June 2005, respectively, each under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA. In March 2008, we entered into a worldwide collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, for the development and commercialization of GVAX immunotherapy for prostate cancer. In August 2008, we terminated enrollment and administration of GVAX immunotherapy for prostate cancer in VITAL-2, the second of the two Phase 3 clinical trials in advanced prostate cancer. This action was taken based on the recommendation of the study’s Independent Data Monitoring Committee, or IDMC, which, in a routine safety review meeting of both the VITAL-1 and VITAL-2 trials, observed an imbalance in deaths between the two treatment arms of the VITAL-2 study, with a higher number of deaths in the GVAX immunotherapy in combination with Taxotere® (docetaxel) arm compared to the Taxotere plus prednisone arm. As a result, in September 2008 the FDA placed a partial clinical hold on the GVAX Phase 3 program for prostate cancer. In October 2008, we terminated the VITAL-1 Phase 3 clinical trial based on the results of a previously unplanned futility analysis conducted at our request by the IDMC which indicated that the trial had less than a 30 percent chance of meeting its predefined endpoint of an improvement in survival. In view of the termination of both the VITAL-1 and VITAL-2 trials, we placed on hold further development of GVAX immunotherapy for prostate cancer and implemented a substantial restructuring plan.

Third Quarter 2008 and Other Recent Highlights:

•

Announced in October 2008 that we had repurchased an aggregate of $26.3 million face value of our 3.125% Convertible Senior Notes due 2011, or Notes, at an overall discount of approximately 60 percent from face value in a series of privately negotiated transactions with institutional holders of the Notes, for aggregate consideration of $10.5 million in cash, plus accrued but unpaid interest. As a result of the retirement of the repurchased Notes, $118.7 million aggregate principal amount remain outstanding. This early retirement of debt will result in a net gain of approximately $15.8 million in the fourth quarter of 2008 and a reduction of annualized interest expense by $0.8 million. We may from time to time purchase or retire additional amounts of our outstanding Notes through cash purchases and/or exchanges for other securities of our Company in open market transactions, privately negotiated transactions and/or a tender offer. We will evaluate such transactions, if any, in light of the then-existing market conditions.

•

Announced in October 2008 that we received a Nasdaq Staff Deficiency Letter, or Nasdaq Letter, indicating that we had become non-compliant with the minimum $1.00 bid price requirement for continued listing on The Nasdaq Global Market. The Nasdaq Letter indicated that in light of extraordinary market conditions, Nasdaq has determined to suspend enforcement of the minimum bid price and market value of publicly held shares requirements through January 16, 2009. Accordingly the Nasdaq Letter stated that we have 180 calendar days from January 20, 2009, or until July 20, 2009, to regain compliance. Compliance would be achieved if the bid price of our common stock closed at $1.00 per share or more for a minimum of 10 consecutive days during that period.

•

Announced in October 2008 a decision to terminate the VITAL-1 Phase 3 clinical trial of GVAX immunotherapy based on the results of a futility analysis conducted at our request by the study’s IDMC. In view of the termination of both the VITAL-1 and VITAL-2 trials, we placed on hold the further development of GVAX immunotherapy for prostate cancer and following approval by the Board of Directors implemented a substantial restructuring plan that is expected to result in the reduction of our staff of 290 by approximately 80 percent by year-end with further reductions anticipated in the first half of 2009 as additional activities are phased out.

•

Announced in September 2008 that the FDA had, as expected, placed a partial clinical hold on the GVAX Phase 3 program for prostate cancer as a result of our announcement on August 27, 2008 of the termination of the VITAL-2 Phase 3 trial for this product. The FDA confirmed that patients enrolled in the recently terminated VITAL-2 trial may continue to receive Taxotere (docetaxel) in the control arm, and as per investigator discretion in the investigational arm in place of combination therapy with GVAX immunotherapy plus Taxotere. This communication from FDA had no impact on the previously announced action we took regarding the VITAL-2 trial.

•

Announced in August 2008 that we had terminated VITAL-2, the second of two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer, which compares GVAX immunotherapy in combination with Taxotere (docetaxel) to Taxotere plus prednisone in patients with advanced-stage prostate cancer. We ended the trial as recommended by the study’s IDMC which, in a routine safety review meeting of both the VITAL-1 and VITAL-2 trials, observed an imbalance in deaths between the two treatment arms of the VITAL-2 study, with a higher number of deaths in the GVAX immunotherapy in combination with Taxotere (docetaxel) arm compared to the Taxotere plus prednisone arm. We conducted an initial analysis of the incomplete clinical trial data set that was reviewed by the IDMC in August. The analysis has revealed no apparent imbalance in patient baseline characteristics with respect to both demographic and disease prognostic factors. In addition, no significant toxicities in the GVAX immunotherapy plus Taxotere combination therapy arm were observed that could explain the imbalance in deaths and in fact, the vast majority of deaths in both treatment arms were reported as due to progression of prostate cancer.

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

As a result of the implementation of FIN 48, we did not recognize any adjustment in the liability for unrecognized income tax benefits and, therefore, implementation of FIN 48 did not result in a cumulative adjustment to accumulated deficit. As of the adoption date of January 1, 2007, we had $25.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. As of September 30, 2008, we had zero unrecognized tax benefits and $4.0 million as of December 31, 2007, all of which would affect our effective tax rate if recognized. Our policy is to account for interest and penalties related to income tax matters in the income tax provision in the consolidated statement of operations. Accrued interest and penalties related to income tax matters are included within the related tax liability line in the consolidated balance sheet. On the adoption date of January 1, 2007, we had $10.4 million of accrued interest and zero penalties related to tax contingencies recorded in the consolidated balance sheet. We had zero accrued interest and penalties related to tax contingencies as of September 30, 2008. We had accrued $2.2 million of interest and zero penalties related to tax contingencies as of December 31, 2007.

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

FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, for the three and nine months ended September 30, 2008, we recognized $1.1 million and $4.5 million of stock-based compensation expense, respectively, in operating expenses with an allocation of $0.8 million and $3.4 million, respectively, to research and development and $0.3 million and $1.1 million, respectively, to general and administrative expenses. For the three and nine months ended September 30, 2007, we recognized $1.8 million and $4.5 million of stock-based compensation expense, respectively, in operating expenses with an allocation of $1.4 million and $3.5 million, respectively, to research and development and $0.4 million and $1.0 million, respectively, to general and administrative expenses. We adopted FAS 123R on a modified prospective basis. The allocation of employee stock-based compensation costs to each operating expense line is estimated based on specific employee headcount information at each grant date and revised, if necessary, in future periods if actual employee headcount information differs materially from those estimates. As a result, the amount of employee stock-based compensation costs we record in future periods in each operating expense line may differ significantly from what we have recorded in the current period. As of September 30, 2008, total stock-based compensation cost related to nonvested stock options not yet recognized was $3.9 million, which is expected to be recorded to stock-based compensation expense over a weighted-average period of 27 months. We are currently evaluating the effect the restructuring plan may have on nonvested stock options not yet recognized and the related weighted average period. Total stock-based compensation cost related to nonvested restricted stock units not yet recognized was $0.1 million, which is expected to be fully vested and recorded to stock-based compensation expense over a weighted-average period of nine month. No stock-based compensation expense will be recognized for restricted stock units that do not vest.

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

For a warrant classified as a derivative liability pursuant to FAS 133 and FAS 150, the fair value of the warrant is recorded on the condensed consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The changes in fair value of the warrant are recorded in the condensed consolidated statements of operations as a component of other income (expense). The fair value of the warrant is estimated using the Black Scholes option valuation model. The warrant will continue to be reported as a liability until such time as the instrument is exercised or is otherwise modified to remove the provisions which require this treatment, at which time the warrant is adjusted to fair value and reclassified from liabilities to stockholders’ equity. If the warrant is reclassified as permanent equity, the fair value of the warrant would be recorded in stockholders’ equity and no further adjustment would be made in subsequent periods.

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

Results of Operations

Revenue

We have derived substantially all of our revenues from collaborative and license agreements, as shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Takeda	$17,147	$—	$32,960	$—
GBP IP, LLC	—	—	12,000	—
Sanofi-aventis Group	—	—	1,000	1,000
Ceregene, Inc.	—	—	—	13
Other	—	2	1,171	265

	$17,147	$2	$47,131	$1,278

Revenue was $17.1 million and $47.1 million for the three and nine months ended September 30, 2008, respectively, compared to $2,000 and $1.3 million for the corresponding periods of the year ended December 31, 2007, respectively.

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

During the three and nine months ended September 30, 2008, we recognized $4.5 million and $9.1 million, respectively, in revenue related to the amortization of the upfront payment from Takeda. As of September 30, 2008, deferred revenue under the agreements was $40.9 million. In October 2008, we terminated both the VITAL-1 and VITAL-2 Phase 3 clinical trials and placed on hold the further development of GVAX immunotherapy for prostate cancer. As a result, we will be reassessing the remaining estimated period over which the upfront payment from Takeda will be amortized.

Additionally, Takeda agreed to pay for all external development costs associated with the ongoing Phase 3 clinical development of GVAX immunotherapy for prostate cancer, including the cost of product, all internal and external additional development costs and all commercialization costs. We recognize revenue as we incur these costs. During the three and nine months ended September 30, 2008, we recognized $12.6 million and $23.9 million, respectively, in revenue from Takeda related to the development costs associated with the ongoing Phase 3 clinical development of GVAX immunotherapy for prostate cancer. As of September 30, 2008, the receivable from Takeda under the agreement was $12.6 million. Our decision to place on hold further development of GVAX immunotherapy for prostate cancer will reduce future development reimbursement revenue from Takeda.

In addition, if certain milestones are achieved relating primarily to regulatory and commercialization activities for GVAX immunotherapy for prostate cancer in the United States, European Union and Japan, Takeda agreed to make additional milestone payments totaling up to $270 million. Since all incentive milestone payments under this agreement are substantially at risk, we will recognize income from these milestone payments only if and when the milestone is achieved. Finally, Takeda agreed to pay us tiered double digit royalties based on the annual amount of net sales of GVAX immunotherapy for prostate cancer in the United States and fixed double digit royalties in the rest of the world. We have not received any milestone or royalty payments to date. It is unlikely that we will receive any of these payments as a result of our decision to place on hold further development of GVAX immunotherapy for prostate cancer.

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

Other

We also recognized revenue of zero and $1.0 million from sanofi-aventis Group in connection with a gene activation technology license agreement for the three and nine months ended September 30, 2008 and 2007, respectively. We did not recognize any revenue from our previously majority owned subsidiary, Ceregene, Inc, or Ceregene, for the three and nine months ended September 30, 2008. We recognized revenue of zero and $13,000 from Ceregene for the three and nine months ended September 30, 2007. In addition, we recognized revenue of zero and $0.8 million from a sublicense of certain patents related to the hemophilia and lysosomal storage disorder technology for the three and nine months ended September 30, 2008, respectively, compared to zero for each of the corresponding periods of the year ended December 31, 2007.

Research and development expenses

Research and development expenses were $24.6 million and $79.2 million for the three and nine months ended September 30, 2008, respectively, compared to $28.6 million and $77.7 million for the corresponding periods of the year ended December 31, 2007, respectively.

Prior to our announcement in October 2008 that we placed on hold the further development of GVAX immunotherapy for prostate cancer, we continued to deploy the majority of our research and development resources to advance GVAX immunotherapy for prostate cancer. Expenses related to GVAX immunotherapy for leukemia, GVAX immunotherapy for pancreatic cancer, the oncolytic virus therapy CG0070 and other potential product candidates in preclinical studies were a minor proportion of our overall spending in research and development activities. We expect total research and development expenses, excluding restructuring costs, to decrease significantly as a result of the announcement that we placed on hold the further development of GVAX immunotherapy for prostate cancer and are implementing a substantial restructuring plan.

General and administrative expenses

General and administrative expenses were $4.3 million and $14.3 million for the three and nine months ended September 30, 2008, respectively, compared to $5.1 million and $15.1 million for the corresponding periods of the year ended December 31, 2007, respectively. General and administrative expenses consist primarily of compensation, including non-cash, stock-based compensation, for employees in executive and operational functions, including finance, legal, information technology, human resources and business development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. Future spending for general and administrative costs, excluding restructuring costs, is expected to decrease significantly as a result of the aforementioned restructuring plan.

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

Interest and other income

Interest and other income was $0.9 million and $3.4 million for the three and nine months ended September 30, 2008, respectively, compared to $2.0 million and $6.1 million for the corresponding periods of the year ended December 31, 2007, respectively. The decrease for the three and nine months ended September 30, 2008 compared to the corresponding periods of the year ended December 31, 2007 is attributed primarily to lower interest rates and, to a lesser extent, lower average cash and short-term investment balances.

Interest expense

Interest expense was $2.5 million and $7.6 million for the three and nine months ended September 30, 2008, respectively, compared to $2.6 million and $7.8 million for the corresponding periods of the year ended December 31, 2007, respectively. The interest expense was associated with our $145.0 million aggregate principal amount of convertible senior notes and our capital leases. Annualized interest expense will decrease by $0.8 million as a result of the aforementioned $26.3 million aggregate principal amount repurchase of our convertible senior notes in October 2008.

Gain from revaluation of warrant liability

The fair value at September 30, 2008 of our warrant liability was $10.7 million lower than its fair value at the date of the issuance of the warrant resulting in gains of $4.9 million and $10.7 million, respectively, for the three and nine months ended September 30, 2008. Potential future increases in our stock price will result in losses being recognized in our consolidated statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our consolidated statement of operations in future periods. Neither of these potential gains or losses will have any impact on our cash balance, liquidity or cash flows from operations.

Income taxes

The tax benefit of $15,000 for the three months ended September 30, 2008 related to refundable research and development credits enacted as part of the Housing and Economic Recovery Act of 2008. The tax benefit for the nine months ended September 30, 2008 is primarily attributed to a $6.3 million decrease in accrued income taxes as a result of closing certain years to examination under relevant statutes of limitation and, to a lesser extent, refundable research and development credits. The tax provision for the three months ended September 30, 2007 related to additional accrued interest recorded for tax contingencies. The tax benefit recorded for the nine months ended September 30, 2007 is related to a $21.0 million decrease in the current portion of accrued income taxes and a $5.8 million decrease in the non-current portion of accrued income taxes resulting from the NOPA settlement, offset by additional accrued interest for tax contingencies.

Liquidity and Capital Resources

As of September 30, 2008, we had $151.0 million in cash, cash equivalents and short-term investments, of which $2.9 million was classified as restricted and related to letters of credit on our corporate headquarters facility in South San Francisco, California and our cGMP manufacturing facility in Hayward, California. We have maintained our financial position through strategic management of our resources including accessing debt and equity financing and funding from various corporate collaborations and licensing agreements.

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

In February 2007, we entered into a new CEFF, or 2007 CEFF, with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of our common stock or an aggregate of $75.0 million during the three year period following entry into the 2007 CEFF. In connection with the 2007 CEFF, we issued a warrant to Kingsbridge to purchase 0.4 million shares of our common stock at a price of $4.68 per share exercisable beginning on September 5, 2007 for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 4.80%, (ii) an expected term of 5.5 years, (iii) no dividend yield and (iv) volatility of 55%. The estimated fair value of this warrant was $0.6 million which was recorded as a contra-equity amount in additional paid-in capital in February 2007. There was no drawdown during the three and nine months ended

September 30, 2008. During the three and nine months ended September 30, 2007, we received net proceeds of $16.7 and $21.9 million from the sale of 4.9 and 6.6 million shares of our common stock under the 2007 CEFF, respectively. Since inception of the 2007 CEFF, we received net proceeds of $23.0 million from the sale of 7.1 million shares of our common stock. As of September 30, 2008, there were approximately 4.5 million shares of our common stock remaining that may be sold under the 2007 CEFF. However, Kingsbridge is not obligated to purchase shares at prices below $1.75 per share, which our common stock is currently trading below, or at a price below 85% of the closing share price of our stock on the trading day immediately preceding the commencement of the drawdown.

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

In May 2008, we received gross proceeds of $30.0 million in a registered direct offering, before deducting placement agents’ fees and stock issuance costs of approximately $1.9 million, resulting in net proceeds of approximately $28.1 million, from the sale of 7.1 million shares of our common stock at $4.22 per share and warrants to purchase 8.5 million shares of our common stock at a price of $10.00 per share. The offering was made pursuant to our effective May 2007 shelf registration statement on Form S-3. These warrants are exercisable beginning on November 14, 2008 and are exercisable for a period of seven years thereafter. The fair value on the date of issuance of the warrants was determined to be $12.1 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 3.6%, (ii) an expected term of 7.5 years, (iii) no dividend yield and (iv) a volatility of 55%. The warrants are classified as a derivative liability pursuant to FAS 133 and FAS 150. Therefore, the fair value of the warrants is recorded on the condensed consolidated balance sheet as a liability and will be adjusted to fair value at each financial reporting date thereafter. As of September 30, 2008, the fair value of warrants was determined to be $1.5 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 3.4%, (ii) an expected term of 7.1 years, (iii) no dividend yield and (iv) a volatility of 80%. For the three and nine months ended September 30, 2008, due to the decrease in fair value of the warrants we recorded gains of $4.9 million and $10.7 million to other income.

On May 16, 2007, our new shelf registration statement on Form S-3 was declared effective by the SEC under the Securities Act, which allows us to offer up to $150.0 million of securities on short notice in one or more public offerings under the Securities Act. As of September 30, 2008, $120 million is available for issuance under this shelf registration statement.

Net Cash Used in Operating Activities

Net cash used in operating activities was $22.6 million for the nine months ended September 30, 2008 and $76.2 million for the nine months ended September 30, 2007, and is comprised primarily of expenses from product development activities. The decrease in cash used during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is primarily due to the receipt of $61.3 million from the Takeda development and commercialization collaborative agreement, comprised of a $50.0 million from the upfront payment and $11.3 million reimbursement for external development costs, partially offset by a first-quarter increase in Phase 3 clinical activities in Europe. We expect our operating expenses to decrease significantly as a result of the aforementioned restructuring plan and announcement that we are placing on hold the further development of GVAX immunotherapy for prostate cancer.

Net Cash Used In Investing Activities

Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2008, which related primarily to purchases of short-term investments, partially offset by maturities and sales of short-term investments. During the nine months ended September 30, 2008, we sold three credit card asset-backed debt securities issued by one issuer with a book value of $7.1 million based on possible future credit concerns. These three securities comprised our entire holdings from this issuer. We realized gains of $13,986 from the sale of these securities. Capital expenditures were $1.0 million for the nine months ended September 30, 2008. Net cash used in investing activities was $5.9 million for the nine months ended September 30, 2007, which related primarily to purchases, partially offset by maturities of short-term investments. Capital expenditures of $2.8 million were partially offset by $2.2 million of proceeds from the sale of property and equipment for the nine months ended September 30, 2007.

As of September 30, 2008, we did not have any direct exposure to financial assets backed by subprime mortgage loans. We do not invest in securities backed by subprime mortgages, secured liquidity notes, auction rate securities, structured investments or collateralized debt obligations backed by subprime mortgages.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $27.5 million for the nine months ended September 30, 2008, primarily related to net proceeds of approximately $28.1 million in a registered direct offering from the sale of 7.1 million shares of our common stock at $4.22 per share and warrants to purchase 8.5 million shares of our common stock at a price of $10.00 per share. Net cash provided by financing activities was $84.3 million for the nine months ended September 30, 2007, primarily related to net proceeds of $55.4 million in a registered direct offering from the sale of 10.8 million shares of our common stock at $5.55 per share and warrants to purchase 2.2 million shares of our common stock at a price of $7.18 per share, and $29.0 million from the sale of 9.0 million shares of our common stock to Kingsbridge.

Capital Requirements

Our capital requirements depend on numerous factors, including: our ability to successfully implement our restructuring plan and whether we determine to pursue other biopharmaceutical product areas. Our announcement that we have terminated VITAL-1 and VITAL-2 has significantly depressed our stock price and severely impaired our ability to raise additional funds. It could be difficult or impossible for us to raise additional capital. Therefore, although we will continue to consider financing alternatives, we are considering strategic alternatives, including merger with or acquisition by another company, further restructuring, other sales of non-core assets, and other potential technology outlicensing.

We believe that our current liquidity position will be sufficient to meet our cash needs for at least the next year under our current restructuring plan. However, sources of liquidity available to us are limited, and, if we determine to pursue other biopharmaceutical product areas, we would need to raise significant additional funds, which depend on many factors beyond our control and it may be difficult or impossible to raise additional funds, as discussed above. We may from time to time purchase or retire our outstanding convertible notes through cash purchases and/or exchanges for other securities in open market transactions, privately negotiated transactions and/or a tender offer. We will evaluate such transactions, if any, in light of then existing market conditions.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial position, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the nine months ended September 30, 2008, there have been no material changes outside of the ordinary course of business in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate sensitivity on our investments in debt securities and our outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of less than one year. We have estimated our interest rate risk, as of September 30, 2008, to be less than $0.3 million from an immediate one percent increase in interest rates. The following table provides information about our financial instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

Principal Amount by Expected Maturity and Average Interest Rate

As of September 30, 2008	2008	2009	2010	2011	Total	Fair Value September 30, 2008
	(Dollars in thousands)
Total Investment Securities	$92,225	$52,227	$—	$—	$144,452	$144,589
Average Interest Rate	2.69%	3.09%	—	—	2.83%	—
Fixed Interest Rate Convertible Senior Notes	$2,266	$4,531	$4,531	$149,531	$160,859	$60,507
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%

As of December 31, 2007	2008	2009	2010	2011	Total	Fair Value December 31, 2007
	(Dollars in thousands)
Total Investment Securities Excluding Asset Backed	$114,098	$—	$—	$—	$114,098	$114,394
Average Interest Rate	5.04%	—	—	—	5.04%	—
Asset Backed Securities (i)					$26,426	$26,452
Average Interest Rate					3.85%	—
Fixed Interest Rate Convertible Senior Notes	$4,531	$4,531	$4,531	$149,531	$163,124	$105,828
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%

(i)	Asset backed securities have various contractual maturity dates ranging from 2008 to 2011. The expected maturity dates for these securities are throughout 2008 and differ from the contractual maturity dates because the issuers of these securities have, in some circumstances, the right to prepay the obligations.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

Investors in Cell Genesys, Inc. should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2008. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operation, financial condition, cash flow and future prospects and the trading price of our common stock and our abilities to repay our convertible notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007, including our consolidated financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission, or SEC.

The continuation of our business as a going concern may depend on our ability to identify and successfully complete a strategic transaction.

We terminated both the VITAL-1 and VITAL-2 trials and placed on hold the further development of GVAX immunotherapy for prostate cancer and have implemented a substantial restructuring plan approved by our Board of Directors. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of GVAX immunotherapy for prostate cancer, and we have only limited early stage product candidates in clinical or preclinical development. As a result, we expect it to be difficult or impossible to raise the additional financing required to continue to operate our business as currently comprised. We accordingly are exploring strategic alternatives, including merger with or acquisition by another company, further restructuring of our company and allocation of our resources toward other biopharmaceutical product areas, and sale of the company’s assets and liquidation of the company. We cannot predict whether we will be able to identify strategic transactions on a timely basis or at all. We also cannot predict whether any such transaction, once identified, would be approved by our stockholders, if approval is required, or consummated on favorable terms. We anticipate that any such transaction would be time-consuming and may require us to incur significant additional costs regardless even if completed. If we are unable to identify and complete an alternate strategic transaction, our business may be liquidated. In any case, our stockholders and noteholders could lose some or all of their investment in our common stock.

Our collaboration with Takeda for the development and commercialization of GVAX immunotherapy for prostate cancer may cease to be a source of revenue.

Our ability to generate future revenues from the collaborative agreement with Takeda for the development and commercialization of GVAX immunotherapy for prostate cancer is dependent upon Takeda not terminating the development and commercialization collaborative agreement and Takeda successfully advancing the development and commercialization of GVAX immunotherapy for prostate cancer. Takeda could terminate the development and commercialization collaborative agreement and, in any event, may be unable to successfully develop and commercialize GVAX immunotherapy for prostate cancer as a result of our decision to terminate the VITAL-1 and VITAL-2 Phase 3 clinical trials of GVAX immunotherapy for prostate cancer. As a result we would no longer receive revenue from the collaboration in the future.

We have only limited early stage product candidates in clinical or preclinical development from which we can potentially generate any revenue from product sales.

As a result of terminating both the VITAL-1 and VITAL-2 trials and placing on hold the further development of GVAX immunotherapy for prostate cancer, we only have early stage product candidates in clinical or preclinical development. We do not expect to generate any revenue from product sales for at least the next several years, if ever.

We will need substantial additional funds to continue operations, and our ability to generate funds is extremely limited and depends on many factors beyond our control.

We will need substantial additional funds for lease obligations related to our manufacturing and headquarter facilities, and for principal and interest payments related to our debt financing obligations.

Our future capital requirements will depend on, and could increase as a result of many factors, including, but not limited to:

•	the progress of implementing our restructuring plan;

•	whether we pursue other biopharmaceutical products or technologies;

•	our ability to outlicense our technology and the terms of those outlicensings;

•	the principal amount of our debt that remains outstanding;

•	the costs we incur in obtaining, defending and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others.

As mentioned above, we have recently terminated our VITAL-1 and VITAL-2 trials. As a result, it will be difficult or impossible for us to raise additional financing. If adequate funds are not available, we may not be able to pursue other biopharmaceutical product areas, or be required to sell or merge the company or liquidate the company.

We may not be able to maintain our listing on The NASDAQ Global Market.

On October 21, 2008, we received a Nasdaq Staff Deficiency Letter, or Nasdaq Letter, indicating that we had become non-compliant with the minimum $1.00 bid price per share requirement for continued listing on The Nasdaq Global Market as set forth in Nasdaq Marketplace Rule 4450(a)(5) because the price of our stock closed below the minimum bid price of $1.00 per share for a period of 30 consecutive business days. The Nasdaq Letter indicated that in light of extraordinary market conditions, Nasdaq has determined to suspend enforcement of the minimum bid price and market value of publicly held shares requirements through January 16, 2009. Accordingly, the Nasdaq Letter stated that in accordance with Nasdaq Marketplace Rule 4450(e)(2), we have 180 calendar days from January 20, 2009, or until July 20, 2009, to regain compliance. Companies listed on NASDAQ are required to maintain a minimum closing bid price of $1.00 per share. NASDAQ uses the consolidated closing bid price to determine whether a company complies with this requirement. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, Capital Market companies can receive an additional 180-day compliance period if they meet all initial inclusion requirements for the Capital Market, except for the bid price requirement. If a Global Select Market or Global Market company is unable to comply with the bid price requirement prior to the expiration of its 180-day compliance period, it may transfer to the NASDAQ Capital Market, so as to take advantage of the additional compliance period offered on that market, provided it meets all requirements for initial listing on the NASDAQ Capital Market, except for the bid price requirement.

Stocks trading on the NASDAQ Capital Market rather than the NASDAQ Global Market tend to be more volatile and less liquid as trading volumes are generally significantly lower on the NASDAQ Capital Market. Furthermore, if we are unable to meet the listing requirements of the NASDAQ Capital Market, we could be delisted from NASDAQ entirely, which would likely result in even less trading volume and liquidity in our common stock.

We may not be able to raise additional funds necessary to continue operating as a going concern on favorable terms, or at all.

Because of our capital requirements, we will need to raise additional funds. From time to time, we may seek to access the public or private debt and equity markets. Our announcement that we have terminated the VITAL-1 and VITAL-2 Phase 3 trials of GVAX immunotherapy for prostate cancer has significantly depressed our stock price and severely impaired our ability to raise additional funds. As a result, it will be difficult or impossible for us to raise additional capital. We also may seek to raise additional capital through outlicensing technologies or third-party collaborations. If adequate funds are not available on favorable terms, or at all, we will not be able to pursue certain strategic options, including allocating our resources to other biopharmaceutical product areas.

Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. These arrangements could harm our business, results of operations, financial condition, cash flow or future prospects. Currently, we do not have collaborative partners other than Takeda, and this collaborative partnership may no longer be a source of revenue if Takeda terminates the agreement as a result of termination of the VITAL-1 and VITAL-2 trials. We may not be successful in entering into additional collaborative partnerships on favorable terms, if at all. Certain of our oncolytic virus therapy products are subject to future commercialization rights belonging to Novartis AG, which at its option may provide further development funding for these products. However, we can give no assurance that our alliance with Novartis AG will continue, as Novartis AG periodically has the option of terminating the alliance under certain circumstances. Also, there is no assurance that Novartis AG will provide further development funding. Our efforts to raise capital through such outlicensing activities may fail. Failure to enter into new corporate relationships may harm our business.

Our business, financial condition, results of operations, cash flow and future prospects could suffer as a result of future strategic alternatives.

We may engage in a future merger with or acquisition by another company or investments that could dilute our existing stockholders or cause us to incur contingent liabilities, commitments, debt or significant expense. In the course of pursuing strategic alternatives at this time or in the ordinary course of business in the future, we may evaluate potential acquisitions or investments in related businesses, products or technologies.

Future mergers with or acquisitions by another company could subject us to a number of risks, including, but not limited to:

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

As a result of such risks, a merger with or an acquisition by another company or investment could harm our business, results of operations, financial condition, cash flow and future prospects.

We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.

We have incurred an accumulated deficit since our inception. As of September 30, 2008, our accumulated deficit was $524.8 million. We expect to incur operating losses for the foreseeable future. In the past, these losses were due primarily to the expansion of development programs, clinical trials and manufacturing activities in connection with the development of GVAX immunotherapy for prostate cancer, which we have put on hold, and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We have only limited early stage candidates in clinical or preclinical development, and we do not expect to realize any revenues from product sales in the next several years, if ever. We also have substantial lease obligations related to our manufacturing and headquarter facilities. We expect that losses will fluctuate from quarter to quarter as we implement our substantial restructuring plan and expense restructuring charges. We cannot guarantee that we will ever achieve positive cash flow or profitability.

Our substantial indebtedness could harm our financial condition.

We have a significant amount of debt. As of October 24, 2008, we had $118.7 million aggregate principal amount of outstanding convertible notes due in 2011. Our annual interest payment on these notes is approximately $3.7 million. Our substantial indebtedness could harm our business, results of operations, financial condition, cash flow and future prospects. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the convertible notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•

limit our ability to raise or borrow additional funds for future working capital, capital expenditures, research and development and other general corporate requirements, limit our ability to pursue strategic alternatives, including merger or acquisition transactions, or allocation of resources to new product areas, and

•	limit our flexibility to react to changes in our business and the industry in which we operate.

We may not have sufficient funds to pay principal and interest on our outstanding convertible notes due in 2011 when due.

We have substantial indebtedness, but currently no significant source of revenues. As a result, we may seek from time to time to purchase or retire additional amounts of our outstanding convertible debt through cash purchases and/or exchanges for other securities of our company in open market transactions, privately negotiated transactions and/or a tender offer, if we can do so on attractive terms. If we were unable to repurchase these notes on favorable terms, or at all, or obtain additional financing or revenues from other sources, we may not have sufficient cash remaining for operations which could result in bankruptcy. Additionally, if we buy back our outstanding convertible debt through cash purchases it will reduce our cash balance which may impair our ability to execute strategic alternatives, or leave us without sufficient cash remaining for operations, which could harm our financial condition.

If we reallocate our resources to other biopharmaceutical product areas, we may not be successful in developing a new product candidate and we will be subject to all the risks and uncertainties associated with research and development of new biopharmaceutical product candidates.

We may explore the possibility of reallocating our resources towards other biopharmaceutical product areas. We cannot guarantee that any such allocation would result in the identification and successful development of a commercially viable product candidate. The development of biopharmaceutical product candidates is subject to a number of risks and uncertainties, including but not limited to:

•	the time, costs and uncertainty associated with the clinical testing required to demonstrate the safety and effectiveness of our products and obtain regulatory approvals;

•	the ability to raise sufficient funds to fund the research and development of product candidates;

•

the ability to find third party collaborators to assist or share in the costs of product development, and potential dependence on strategic partners and third party collaborators, to the extent we rely on them for future sales, marketing or distribution;

•	the ability to protect the intellectual property rights associated with a product candidate;

•	litigation;

•	competition;

•	ability to comply with ongoing regulatory requirements;

•	government restrictions on the pricing and profitability of prescription pharmaceuticals in the United States and elsewhere, and

•

the extent to which third-party payers, including government agencies, private health care insurers and other health care payers, such as health maintenance organizations, and self-insured employee plans, will cover and pay for newly approved therapies.

The commercial value of our patents is uncertain.

As of September 30, 2008, we had 400 U.S. and non-U.S. patents issued or granted to us or available for use by us based on licensing arrangements and 247 U.S. and non-U.S. applications pending in our name or available for use by us based on licensing arrangements. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. We believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. We cannot be certain whether any given patent application filed by us or our licensors will result in the issuance of a patent or if any given patent issued to us or our licensors will later be challenged and invalidated. Nor can we be certain whether any given patent that may be issued to us or our licensors will provide any significant proprietary protection to our products and business. Competitors may have filed patent applications or received patents and may file additional patent applications and obtain additional patents that may prevent patents being issued to us or our licensors or limit the scope of those patents. Depending upon their filing date, patent applications in the United States are confidential until the patent applications are published, typically eighteen months after their filing date, or patents are issued. Outside the United States, patent applications are confidential until they are published, typically eighteen months after their first filing date. In addition, publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several to many months. Accordingly, we cannot be sure that we or our licensors were the first creator of inventions covered by our or our licensors’ pending patent applications or issued patents or that we or our licensors were the first to file patent applications for these inventions. In addition, because patents have a limited life, subject to potential extensions, patents issued to us or our licensors may have expired prior to or have limited term remaining after the first commercial sale of a related product. As a result, the commercial value of these patents might be limited. The strategic alternatives we are exploring include the sale of our assets, but we may not be able to sell our intellectual property at attractive prices or for any price, or our competitors may challenge our ownership.

We may have to engage in litigation to determine the scope and validity of competitors’ patents and proprietary rights, which, if we do not prevail, could harm our business, results of operations, financial condition, cash flow and future prospects.

Competitors may have filed patent applications and obtained patents and may in the future file patent applications and obtain patents relating to our products and technologies. We are aware of competing intellectual property relating to our technologies and products. From time to time we have received communications from third parties claiming to have conflicting rights relating to components of our products and technologies. Regardless of their ultimate merit, any infringement or other intellectual property claims against our products and technologies may be expensive and time-consuming to litigate and may divert management attention. If any such claim were successful, we could be required to obtain licenses to a third party’s technologies, patents or other proprietary rights or to their biological or chemical reagents in order to develop and market our products. Moreover, we may choose to voluntarily seek such a license in order to avoid the expense and uncertainty of fully defending our position. In either event, such a license may not be available to us on acceptable terms or on any terms, and we may have to discontinue that portion of our business, or such third party may seek an injunction to prevent us from practicing their proprietary technology. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify those licensing our technologies against losses incurred if practicing our intellectual property infringes upon the proprietary rights of others. The failure to license any technologies or biological or chemical reagents required to develop or commercialize our technologies or products at reasonable cost may harm our business, results of operations, financial condition, cash flow and future prospects.

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

We cannot predict the outcome of interference, reexamination, opposition or nullity proceedings or patent litigation that we may become involved with in the future. An adverse result in any of these proceedings could have an adverse effect on our intellectual property position in the technologies to which the patent applications or patents involved in the proceedings are directed and on our business in related areas. If we lose in any such proceeding, our patents or patent applications that are the subject matter of the proceeding may be invalidated or may not be issued as patents. We also may be required to obtain a license from the prevailing party.

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

We have relied on the continued availability of outside scientific collaborators to perform research for us. As these scientific collaborators are not our employees, we have had limited control over their activities. Our arrangements with these collaborators, as well as those with our scientific consultants, provide that any rights we obtain as a result of their research efforts will be subject to the rights of the research institutions for which they work. For these reasons, inventions or processes discovered by our scientific collaborators or consultants may not become our property.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, maintain investor confidence or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports, maintain investor confidence and prevent fraud. As part of our examination of our internal systems in response to Sarbanes-Oxley requirements, we have discovered in the past, and may in the future discover, areas of our internal controls that could be improved. None of these issues have risen to the level that we were unable to attest to the effectiveness of our internal controls when we were required to do so. We cannot be certain that any measures that we take to improve our internal controls will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. In addition, as a result of our recent restructuring, we have significantly reduced our number of employees and there can be no guarantee that we will be able to retain employees with the requisite expertise to maintain an effective system of internal controls. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We may in the future be exposed to product liability claims, which could harm our business, results of operations, financial condition and cash flow.

Clinical trials or marketing of any of our potential products, including the recently terminated VITAL-1 and VITAL-2 trials of GVAX immunotherapy for prostate cancer, may expose us to liability claims resulting from the use of our products. These claims might be made by clinical trial participants and associated parties, consumers, health care providers, sellers of our products or others. A claim, particularly resulting from a clinical trial, or a product recall could harm our business, results of operations, financial condition, cash flow and future prospects.

Insurance coverage is increasingly more difficult and costly to obtain or maintain.

We currently maintain a certain amount of insurance with respect to each of our clinical trials as well as insurance to reduce our direct exposure to certain other business risks, but may not be able to maintain insurance or obtain sufficient coverage at reasonable rates in the future. As a result, we may be required to assume more risk in the future or make significant expenditures to maintain sufficient levels of insurance. Any inability to maintain insurance at an acceptable cost, or at all, could also result in a breach of terms of our product license agreements or could prevent or inhibit the clinical testing or commercialization of our products or otherwise affect our business, results of operations, financial condition, cash flow and future prospects. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to pay for claims, losses and damages in excess of our insurance limits. Furthermore, any claims made on our insurance policies may affect our ability to obtain or maintain future insurance coverage at reasonable costs, if at all. In addition, the financial condition of AIG, our insurance carrier, may be inadequate to satisfy any claims we may have. AIG recently announced that it entered into a revolving credit agreement with the Federal Reserve Bank of New York.

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

We depend on our key management personnel to advance our technology and to implement our restructuring plan, and the loss of these personnel could impair our business.

We rely and will continue to rely on our key management personnel. Because all employees are employed at-will, they can leave at any time. The loss of key personnel could harm our business and results of operations. There is intense competition from other companies, research and academic institutions and other organizations for qualified personnel. We may not be able to continue to retain or attract, if required, the qualified personnel necessary for the implementation of our restructuring plan or development of our business. Although we have no current plans to recruit additional personnel, we may, in the event of turnover of key personnel or if we decide to allocate our resources to the development of new product candidates, need to continue to recruit experts in the areas of clinical testing, manufacturing, regulatory, finance, marketing and distribution. If we do not succeed in retaining, or hiring if required, necessary personnel, our business could suffer significantly. In addition, the termination of our VITAL-1 and VITAL-2 trials of GVAX immunotherapy for prostate cancer and restructuring plan could make it difficult to retain existing or attract new employees.

The prices of our common stock and convertible senior notes are likely to continue to be volatile in the future.

The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2006, our stock price has fluctuated between a high closing price of $7.98 on March 31, 2006 and a low closing price of $0.10 on October 24, 2008. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Interest rate fluctuations also can affect the price of our convertible senior notes. The following factors, among others, may affect the prices of our common stock and notes:

•	fluctuations in our financial results;

•	announcements of potential strategic transactions;

•	changes in our outstanding indebtedness;

•	announcements of new collaborative relationships by us or our competitors;

•	developments in patent or other proprietary rights affecting us or our competitors;

•	public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;

•	material developments related to our minority interest in Ceregene, Inc.;

•

fluctuations in price and volume in the stock market in general, or in the trading of the stock of biopharmaceutical and biotechnology companies in particular, that are unrelated to our operating performance;

•	issuances of securities in equity, debt or other financings or issuances of common stock upon conversion of our convertible senior notes or exercise of warrants;

•	unforeseen litigation;

•	sales of common stock by existing stockholders, and

•	the perception that such issuances by us or sales by existing stockholders could occur.

Our stockholders may be diluted by the conversion of outstanding convertible senior notes.

As of October 24, 2008, we had $118.7 million aggregate principal amount of convertible notes outstanding that convert into our common stock, at a conversion price of $9.10 per share, equal to a conversion rate of 109.8901 shares per $1,000 principal amount of notes, subject to adjustments for stock dividends, stock splits, and other similar events. The holders of the notes may choose at any time to convert their notes into common stock. The number of shares of common stock issuable upon conversion of the notes, and therefore the dilution of existing common stockholders, could increase as a result of an event triggering the antidilution rights of the notes, including certain acquisitions in which 10% or more of the consideration paid for our common stock in the transaction is in the form of cash or securities that are not freely tradable. Conversion of our convertible senior notes would result in issuance of additional shares of common stock, diluting existing common stockholders.

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

To the extent that our taxable income exceeds any current year operating losses, we may use our net operating loss carryforwards to offset income that would otherwise be taxable. However, under the Tax Reform Act of 1986, the amount of benefits from our net operating loss carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the IRS, over a three year period. As a result, our use of federal net operating loss carryforwards could be limited by the provisions of Section 382 of the Internal Revenue Code, depending upon the timing and amount of additional equity securities that we issue. State net operating loss carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

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

The Committed Equity Financing Facility that we entered into with Kingsbridge in February 2007, or 2007 CEFF, is not available to us because of the current trading price of our common stock.

The 2007 CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration, subject to certain conditions and restrictions. As of September 30, 2008, there were approximately 4.5 million shares remaining that may be sold under the 2007 CEFF. Kingsbridge will not be obligated to purchase shares under the 2007 CEFF unless certain conditions are met, which include a minimum price of $1.75 for our common stock which our common stock is currently trading substantially below; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement filed by us with the SEC; and the continued listing of our stock on the NASDAQ Global Market. In addition, Kingsbridge is permitted to terminate the 2007 CEFF if it obtains actual knowledge that a material and adverse event has occurred affecting our business, operations, properties or financial condition. If we are unable to access funds through the 2007 CEFF, or if the 2007 CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms, or at all.

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

Research, product development and manufacturing activities have involved the controlled use of hazardous materials, and we may incur significant costs as a result of the need to comply with numerous laws and regulations. We are subject to laws and regulations enforced by the FDA, the DEA, the CDHS, foreign health authorities and other regulatory statutes including the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Food, Drug and Cosmetic Act, the Resource Conservation and Recovery Act, and other current and potential federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of our products, materials used to develop and manufacture our products, and resulting waste products.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on November 6, 2008.

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