Form 10-Q
period 2009-03-31
CELL GENESYS INC
filed 2009-05-11
CIK 865231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number: 0-19986

CELL GENESYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3061375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

400 Oyster Point Boulevard, Suite 525, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

(650) 266-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2009, the number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 87,809,651.

CELL GENESYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Cell Genesys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$68,350	$30,567
Short-term investments	8,308	52,644
Short-term restricted cash and investments	991	1,899
Receivable from collaborative partner	638	6,506
Prepaid expenses and other current assets	686	2,740

Total current assets	78,973	94,356
Restricted cash and investments	—	991
Property and equipment, net	477	1,577
Unamortized debt issuance costs and other assets	877	1,049

Total assets	$80,327	$97,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158	$2,093
Accrued compensation and benefits	372	819
Accrued restructuring	4,691	4,851
Other accrued liabilities	2,330	2,591
Warrant liability	1,010	633

Total current liabilities	8,561	10,987
Other liabilities	—	4,006
Convertible senior notes	68,307	70,867
Commitments and contingencies
Stockholders’ equity:
Common stock	87	87
Additional paid-in capital	550,538	550,280
Accumulated other comprehensive loss	(370)	(164)
Accumulated deficit	(546,796)	(538,090)

Total stockholders’ equity	3,459	12,113

Total liabilities and stockholders’ equity	$80,327	$97,973

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2009	2008
	(in thousands, except per share data)
Revenue	$747	$13,418
Operating expenses:
Research and development	493	29,265
General and administrative	6,960	5,383
Restructuring charges	2,624	—

Total operating expenses	10,077	34,648

Loss from operations	(9,330)	(21,230)
Other income (expense):
Gain from purchase of convertible senior notes	1,486	—
Loss from revaluation of warrant liability	(377)	—
Interest and other income	124	1,367
Interest expense	(609)	(2,560)

Loss before income tax provision	(8,706)	(22,423)
Income tax provision	—	(129)

Net loss	$(8,706)	$(22,552)

Basic and diluted net loss per share	$(0.10)	$(0.29)

Weighted average shares of common stock outstanding-basic and diluted	86,810	78,659

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net loss	$(8,706)	$(22,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293	3,602
Loss from sale of property and equipment	90	7
Gain from sale of short-term investments	—	(14)
Stock-based compensation expense	224	1,662
Non-cash restructuring charges	84	—
Gain from purchase of convertible senior notes	(1,486)	—
Gain from termination of operating leases	(4,090)	—
Loss from revaluation of warrant liability	377	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,152	1,182
Receivable from collaborative partner	5,868	—
Accounts payable	(1,935)	(1,972)
Accrued compensation and benefits	(447)	(4,102)
Accrued restructuring	(160)	—
Deferred revenue	—	(12,000)
Other accrued liabilities	(177)	1,728
Accrued income taxes	—	129

Net cash used in operating activities	(7,913)	(32,330)

Cash flows from investing activities:
Purchases of short-term investments	—	(42,794)
Maturities of short-term investments	44,130	60,790
Sales of short-term investments	—	7,136
Conversion of restricted cash and investment	1,899	—
Capital expenditures	—	(287)
Proceeds from sale of property and equipment	691	—

Net cash provided by investing activities	46,720	24,845

Cash flows from financing activities:
Repayment of convertible senior notes	(1,024)	—
Proceeds from exercise of stock options	—	443
Payments under capital lease obligation	—	(413)

Net cash (used in) provided by financing activities	(1,024)	30

Net increase (decrease) in cash and cash equivalents	37,783	(7,455)
Effect of exchange rates on cash and cash equivalents	—	(1)
Cash and cash equivalents at the beginning of the period	30,567	23,588

Cash and cash equivalents at the end of the period	$68,350	$16,132

See accompanying notes

Cell Genesys, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this Quarterly Report, “Cell Genesys,” “we,” “us,” “our” and “the Registrant” refer to Cell Genesys, Inc.

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Nasdaq Letter indicated that in light of extraordinary market conditions, Nasdaq had determined to suspend enforcement of the minimum bid price and market value of publicly held shares requirements through January 16, 2009. Accordingly, the Nasdaq Letter stated that in accordance with Nasdaq Marketplace Rule 4450(e)(2), we had 180 calendar days from January 20, 2009, or until July 20, 2009, to regain compliance. NASDAQ later announced that given the continued extraordinary market conditions, it would extend the suspension of the minimum bid price and market value of publically held shares requirements through April 20, 2009. Accordingly, we had until October 27, 2009 to regain compliance with the requirement of maintaining a minimum closing bid price of $1.00 per share. On March 24, 2009, we received another notice from NASDAQ, stating that enforcement of the bid price and market value of publically held shares rules is scheduled to resume on July 20, 2009. This notice indicates that prior to the resumption of these rules, NASDAQ will inform the Company of the specific date by which it needs to regain compliance. We can become compliant with the applicable requirements by achieving a $1.00 closing bid price for a minimum of ten consecutive trading days. In the event we do not regain compliance within this period, the Nasdaq Letter provided that we may consider applying to transfer to the Nasdaq Capital Market, which would allow us to take advantage of the further 180 day compliance period provided on the Nasdaq Capital Market, if we meet all requirements for initial listing on the Nasdaq Capital Market, except for the minimum bid price requirement. If compliance is not demonstrated within the compliance period, the Nasdaq Letter indicated that the Nasdaq Staff will provide written notification that our common stock will be delisted, after which we may appeal the Nasdaq Staff determination to the Nasdaq Listing Qualifications Panel. We are currently evaluating our alternatives to resolve the listing deficiency. There can be no assurance that, if we do appeal the Nasdaq Staff’s Determination, that such appeal would be successful.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Cell Genesys, Inc. and all wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

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

Fair value

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or FAS 157, on a prospective basis for our financial assets and liabilities. FAS 157 requires that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in FAS 157 and describes three levels of inputs that may be used to measure fair value, as follows:

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

In accordance with FAS 157, the following tables represent the fair value hierarchy for our financial assets and liabilities (cash equivalents, investments and warrant liability) measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):

Description	Total	Fair Value Measurements at March 31, 2009
		Level 1	Level 2	Level 3
Assets:
Money market funds	$65,465	$—	$65,465	$—
U.S. government and governmental agency obligations	8,308	—	8,308	—

Total Assets	$73,773	$—	$73,773	$—

Liabilities:
Warrant liability (1)	$1,010	$—	$—	$1,010

Description	Total	Fair Value Measurements at December 31, 2008
		Level 1	Level 2	Level 3
Assets:
Money market funds	$30,029	$—	$30,029	$—
Corporate notes	30,498	—	30,498	—
U.S. government and governmental agency obligations	22,146	—	22,146	—

Total Assets	$82,673	$—	$82,673	$—

Liabilities:
Warrant liability (1)	$633	$—	$—	$633

(1)	Refer to Common Stock and Warrants section of Note 9. Stockholders’ Equity for valuation assumptions.

The table below includes a roll forward of the balance sheet amounts for the three months ended March 31, 2009 and 2008 (including the change in fair value), for financial instruments classified as Level 3 (the warrant liability). When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the loss in the table below includes changes in fair value due in part to observable factors that are part of the methodology (in thousands):

Description	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Balance, beginning	$633	$—
Purchases, issuances, and settlements	—	—
Total loss included in earnings (2)	377	—

Balance, ending	$1,010	$—

(2)

Loss for the three months ended March 31, 2009 related to the revaluation of the warrant liability from December 31, 2008 through March 31, 2009. This loss is reflected in our condensed consolidated statements of operations as a component of other income (expense).

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

Recently issued accounting standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to the Company.

2. Restructuring Charges

In October 2008, in view of the termination of both the VITAL-1 and VITAL-2 Phase 3 clinical trials, we ended further development of GVAX immunotherapy for prostate cancer and following approval by the Board of Directors implemented a substantial restructuring plan that resulted in the reduction of our staff of 290 by approximately 95 percent as of March 31, 2009 with further reductions anticipated during 2009 as additional activities are phased out.

In connection with this restructuring, in March 2009, we entered into lease termination agreements on our facility in Hayward, California, and relocated our corporate headquarters to short-term office space in South San Francisco, California. We paid the landlord a lease termination fee of $3.6 million and issued one million shares of our common stock, with a fair value of $0.3 million, to the landlord in April 2009 upon the lease termination becoming effective. These costs were recorded as a component of the restructuring charges in our condensed consolidated statements of operations for the three months ended March 31, 2009, as we ceased to use these facilities in February 2009. These costs were more than offset by a $4.1 million non-cash gain recorded as a component of restructuring charges from recognizing the deferred rent related to the terminated operating leases.

The following table summarizes the restructuring including lease termination cost activities for the three months ended March 31, 2009 (in thousands):

	One-Time Termination Benefits	Lease Termination Costs	Total
Accrued restructuring as of December 31, 2008	$4,851	$—	$4,851
Costs incurred and recorded as restructuring charges	2,824	3,890	6,714
Cash payments	(6,790)	—	(6,790)
Non-cash settlements	(34)	(50)	(84)

Accrued restructuring as of March 31, 2009	$851	$3,840	$4,691

From October 2008 through the first quarter of 2009, we incurred a total of $16.4 million in restructuring charges including lease termination costs related to this restructuring plan. These costs included a total of $17.2 million related to employee severance and benefit arrangements and $18.0 million for lease termination costs partially offset by $18.8 million of gains recognized upon the termination of leases. We recorded the additional accruals, net of adjustments, as restructuring charges on the condensed consolidated statements of operations. We estimate the restructuring plan in aggregate will cost approximately $16.7 million, comprised of employee severance and lease termination costs.

3. Net Loss Per Share

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

	As of March 31,
	2009	2008
	(in thousands)
Convertible senior notes	7,506	15,934

Outstanding stock options and restricted stock units	4,420	11,410

Warrants to purchase common stock	11,490	2,959

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to our stockholders’ equity that are excluded from net loss, such as unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments. The following table presents the calculation of comprehensive loss:

	Three months ended March 31,
	2009	2008
	(in thousands)
Net loss	$(8,706)	$(22,552)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax	(206)	121
Net change in foreign currency translation (loss), net	—	(1)

Comprehensive loss	$(8,912)	$(22,432)

5. Collaborative and License Agreements

GBP IP, LLC Technology and Intellectual Property Agreement

In December 2007, we sold for $12.0 million all of our assets, intellectual property and previously established licensing agreements relating to our lentiviral gene delivery technology, commonly referred to as lentiviral vectors, to GBP IP, LLC, an affiliate of GBP Capital, the majority shareholder in privately held Lentigen Corporation. We received full payment of $12.0 million in December 2007. Under the agreement for the transaction we retained our rights to use the technology for research and development purposes including potential future use with our cancer immunotherapy products. We applied EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” in evaluating the appropriate accounting for this agreement. We identified the delivery of biological materials (including certain GMP-compliant materials), intellectual property and previously established licensing agreements related to our lentiviral gene delivery technology as the primary deliverables under this agreement and concluded that these deliverables should be accounted for as a single unit of accounting based upon the determination that remaining undelivered items did not have reliable and objective evidence of fair value. Therefore, the elements could not be accounted for separately. Recognition of revenue was deferred until we performed all of our obligations under the agreement which occurred during the three months ended March 31, 2008.

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

Additionally, Takeda agreed to pay for all external development costs associated with the ongoing Phase 3 clinical development of GVAX immunotherapy for prostate cancer, including the cost of product, all internal and external additional development costs and all commercialization costs. For the three months ended March 31, 2009, we recorded reimbursement revenue of $0.6 million, which is recorded as a receivable at March 31, 2009. Reimbursement revenue from Takeda ended during the first quarter of 2009 as a result of Takeda terminating this agreement.

6. Convertible Senior Notes and Other Debt Financings

In January 2009, we repurchased an aggregate of $2.6 million face value of our 3.125% Convertible Senior Notes due in 2011, or Notes, at an overall discount of approximately 60 percent from face value in a series of privately negotiated transactions with institutional holders of the Notes, for aggregate consideration of $1.0 million in cash, plus accrued but unpaid interest. We recorded a net gain of $1.5 million, or $0.02 per basic and diluted share, from the purchase of debt comprised of a gross gain of $1.5 million less $50,000 of unamortized debt issuance costs related to the repurchased Notes. As of March 31, 2009, there was $68.3 million aggregate principal amount of Notes outstanding, and $0.9 million of unamortized debt issuance costs remaining to be amortized as interest expense.

7. Stock-Based Compensation

Stock-based compensation expense recognized during the three months ended March 31, 2009 and 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or FAS 123R, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In June 2008, we issued 32,000 restricted stock units to our outside directors at a grant date fair value of $2.60. These restricted stock units will be fully vested and become unforfeitable on the first anniversary of the award date. In accordance with FAS 123R, the fair value of the restricted stock units was based upon the closing sales price of our common stock on the grant date.

Stock-based compensation expense recognized under FAS 123R was as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Research and development	$54	$1,267
General and administrative	170	395

Total stock-based compensation expense	$224	$1,662

Effect on earnings per share-basic and diluted	$0.00	$0.02

As of March 31, 2009, total stock-based compensation cost related to nonvested stock options not yet recognized was $2.0 million, some of which is not expected to be recorded to stock-based compensation expense as we do not expect some of these stock options to vest due to our substantial restructuring plan. Total stock-based compensation cost related to nonvested restricted stock units not yet recognized was $21,000, which is expected to be allocated to expense over a weighted-average period of three months. No compensation expense will be recognized for restricted stock units that do not vest.

Valuation Assumptions for Stock Options

The compensation expense related to stock options recognized under FAS 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Three months ended March 31,
	2009 (1)	2008
Dividend yield	—	0.00%
Annual risk free rate of return	—	2.52%
Expected volatility	—	0.57
Expected term (years)	—	5.30

(1) – No stock options were granted during the three months ended March 31, 2009.

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

8. Income Taxes

We account for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” or FAS 109. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have recorded a valuation allowance against our net deferred tax assets because we do not expect to generate sufficient taxable income in the future.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48 on January 1, 2007. As of March 31, 2009 and December 31, 2008, we had zero unrecognized tax benefits. Our policy is to account for interest and penalties related to income tax matters in the income tax provision in the consolidated statement of operations. Accrued interest and penalties related to uncertain tax positions are included within the related tax liability line in the consolidated balance sheet. The tax provision for the three months ended March 31, 2008 related to additional accrued interest recorded for unrecognized tax benefits.

We file tax returns in the U.S., U.K. and California. In general, our tax returns filed for the years 2005 through 2008 remain open to examination for U.S. and U.K. purposes, and those filed for the years 2001 through 2008 remain open to examination for California purposes.

9. Stockholders’ Equity

Committed Equity Financing Facility

On April 9, 2009, we terminated the Committed Equity Financing Facility, or 2007 CEFF, with Kingsbridge Capital Limited, or Kingsbridge. Pursuant to the 2007 CEFF Kingsbridge had committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of the Company’s common stock or an aggregate of $75.0 million during the three year period following entry into the 2007 CEFF. However, Kingsbridge was not obligated to purchase shares at prices below $1.75 per share, which our common stock was trading substantially below as of April 9, 2009, or at a price below 85% of the closing share price of our common stock on the trading day immediately preceding the commencement of a drawdown. As of the date of the termination, we had raised $23.0 million from the sale of 7.1 million shares of common stock to Kingsbridge and there remained approximately 4.5 million shares that may have been sold. There were no draw-downs during the three months ended March 31, 2009 and 2008. No termination penalties were incurred as a result of the termination.

Common Stock and Warrants

In May 2008, we received net proceeds of approximately $28.1 million in a registered direct offering, after deducting placement agents’ fees and stock issuance costs of approximately $1.9 million, from the sale of 7.1 million shares of our common stock at $4.22 per share and warrants to purchase 8.5 million shares of our common stock at a price of $10.00 per share. The offering was made pursuant to our effective May 2007 shelf registration statement on Form S-3. These warrants became exercisable on November 14, 2008 for a period of seven years thereafter. The fair value on the date of issuance of the warrants was determined to be $12.1 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 3.6%, (ii) an expected term of 7.5 years, (iii) no dividend yield and (iv) a volatility of 55%. The warrants are classified as a derivative liability pursuant to FAS 133 and FAS 150 because there is the potential for cash settlement as a result of a change of control. Therefore, the fair value of the warrants is recorded on the condensed consolidated balance sheet as a liability and will be adjusted to fair value at each financial reporting date thereafter. As of March 31, 2009, the fair value of the warrants was determined to be $1.0 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 2.2%, (ii) an expected term of 6.6 years, (iii) no dividend yield and (iv) a volatility of 106%. For the three months ended March 31, 2009, due to the increase in fair value of the warrants from December 31, 2008, we recorded a loss of $0.4 million as a component of other income (expense).

10. Subsequent Events

On April 4, 2009, the Board of Directors approved, upon recommendation of its Compensation Committee, certain retention payment arrangements pursuant to a retention payment letter agreement with the remaining four executive officers in order to provide an additional incentive to the executives to remain employed by us as we evaluate our strategic alternatives, including merger with or acquisition by another company, further restructuring, allocation of our resources to other biopharmaceutical product areas, sale of assets, and liquidation, all of which have an uncertain timeline. Under the retention payment arrangements, an aggregate of $2.7 million retention payments will be paid to the executives upon the end of the retention periods or as a result of an involuntary termination. A $2.7 million letter of credit was issued to secure the retention payments in April 2009. The retention period commenced on May 1, 2009 and ends on April 30, 2010 (or in the case of one executive, July 29, 2009). Additionally, if a change of control occurs during the retention period and the executive remains employed through the date of the change of control, such executive will be entitled to receive a lump sum payment equal to (i) the applicable payment amount multiplied by (ii) the ratio of (y) the number of days, not to exceed 365 (or in the case of one executive 90 days), from May 1, 2009 through the date of the change of control, to (z) 365 (or in the case of one executive 90 days). If a payment is made as a result of a change of control and is subject to the excise tax imposed under Section 280G of the U.S. Internal Revenue Code of 1986, then the chief executive officer has agreed to waive an existing provision related to the Section 280G tax gross-up provision of his Change of Control Severance Agreement so as to reduce expense to the Company.

        On May 5, 2009, Tang Capital Partners, LP, filed suit in The Court of Chancery of the State of Delaware against Cell Genesys and its directors and executive officers. The lawsuit seeks, among other things, a declaration that the Company is insolvent and an injunction prohibiting the board from paying the executive retention payments that were disclosed on April 9, 2009. On May 10, 2009, the Company and Tang Capital Partners, LP entered into a settlement and exchange offer agreement pursuant to which, subject to the terms and conditions of the agreement, the Company agreed to commence and offer to exchange all of the $68.3 million aggregate principal amount of our outstanding 3.125% Convertible Senior Notes due in 2011 (“Notes”) at a purchase price for each $1,000 principal amount of (i) $500, plus accrued interest, (ii) $140 worth of common stock equal to approximately 206 shares of common stock, and (iii) $310 of new 3.125% convertible senior notes due in May 2013. If all holders of our Notes tender into the exchange offer, the exchange is estimated to result in a cash expenditure of approximately $34.2 million plus approximately $0.2 million in accrued interest, the issuance of approximately 14.1 million new shares of common stock and approximately $21.2 million of new 3.125% convertible senior notes due in May 2013. Subject to the terms and conditions of the Settlement and Exchange Support Agreement, Tang Capital Partners, LP has agreed to tender into the exchange offer and withdraw the lawsuit if bondholders representing 87.5% of the outstanding aggregate principal amount of the Notes tender into the exchange offer.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about future restructuring plans and the Company’s exploration of strategic alternatives including merger with or acquisition by another company, liquidation of our business, additional restructuring, repurchases of additional amounts of our convertible notes and allocation of our remaining resources toward other biopharmaceutical product areas and anticipated cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As forward-looking statements, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the ability to identify and successfully complete a strategic transaction, our substantial indebtedness, the ability to raise capital, operating expense levels and other risks. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks that may affect us under “Risk Factors” under Item 1A of Part II of this Quarterly Report on Form 10-Q. We do not undertake any obligation to update forward-looking statements. The following should be read together with our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 31, 2008 and in other documents filed by us from time to time with the Securities and Exchange Commission, or SEC.

Overview

We were a biotechnology company that was focused on the development and commercialization of novel biological therapies for patients with cancer. In August 2008 and October 2008, we terminated our Phase 3 clinical trials of GVAX immunotherapy for prostate cancer, our lead product program, implemented a substantial restructuring plan, and announced our intention to pursue strategic alternatives. We continue to explore strategic alternatives, including merger with or acquisition by another company, further restructuring of our company and allocation of our resources toward other biopharmaceutical product areas, sale of the company’s assets and liquidation of the company. We have engaged Lazard Freres & Co, LLC in connection with the evaluation of strategic alternatives.

In order to pursue the above strategic alternatives, we have largely implemented the previously described restructuring plan and taken the following steps:

•

Ended the development of GVAX immunotherapy for prostate cancer and oncolytic virus therapy products, closed or transferred all IND filings with the FDA and closed out all clinical trial sites and contracts related to those activities. We have transferred the GVAX immunotherapy for prostate cancer IND and remaining clinical product to investigators at Johns Hopkins University while maintaining our commercial rights to this and other GVAX therapy products.

•

Reduced our staff by approximately 95% from 290 persons to 16 as of the date of this report, as a result of eliminating all of our research and development, manufacturing, clinical and regulatory activities and personnel. We expect to reduce headcount further during the next few months as additional activities are phased out or outsourced.

•

Completed the termination of all major facility leases including for our head office and research facility in South San Francisco, California and for our manufacturing facility in Hayward, California following a payment of $14.7 million to the South San Francisco landlord in December 2008 and a payment of $3.6 million and the issuance of one million shares of common stock to the Hayward landlord in April 2009. We would have been obligated to make rental payments of approximately $86 million through the lease expiration in 2018 for South San Francisco, and approximately $24 million through the lease expiration in 2017 for Hayward if we had not terminated these leases. Our corporate headquarters have been relocated to short-term office space in South San Francisco.

•

Effective first quarter of 2009, completed termination of the Company’s collaborative agreement with Takeda Pharmaceutical Company Limited for GVAX immunotherapy for prostate cancer. We recognized $0.6 million in reimbursement revenue from Takeda related to wind-down costs associated with the now terminated Phase 3 clinical development of this product in the first quarter of 2009.

•

Substantially reduced the number of patents and terminated a number of license agreements in order to reduce costs. Included among the terminated agreements were those relating to the development and commercialization of oncolytic therapies with Novartis Pharma, AG and certain affiliates as well as a gene activation technology license agreement with sanofi-Aventis which resulted in recognition of $0.1 million of revenue. Included among terminated licenses were those with the University of North Carolina at Chapel Hill dated August 13, 1990, University of Utah Research Foundation dated June 28, 1991, and Transkaryotic Therapies, Inc. dated June 7, 2002.

•

Terminated a Committed Equity Financing Facility with Kingsbridge Capital, Ltd. signed in 2007 due to a substantial fall in our stock price below the minimum purchase price of $1.75 per share. We had previously raised $23.0 million from the sale of 7.1 million shares of our common stock to Kingsbridge under this facility.

•

Repurchased in January 2009 $2.6 million in face value of the Company’s 3.125% convertible notes due in November 2011 at 60% discount to face value for an average cost of approximately $1 million. As of the date of this announcement, the outstanding note balance is $68.3 million in face value. The Company intends to continue to explore the repurchase of additional amounts of convertible notes to the extent it can do so on favorable terms.

•

Announced in April 2009, retention payment arrangements with the remaining executive officers in order to provide an additional incentive for such executive officers to remain employed by us as we evaluate strategic alternatives, all of which have an uncertain timeline.

•

On May 5, 2009, Tang Capital Partners, LP filed a creditor derivative lawsuit in The Court of Chancery of the State of Delaware against Cell Genesys and its directors and executive officers. The lawsuit seeks, among other things, a declaration that the Company is insolvent and an injunction prohibiting previously disclosed executive retention payments. On May 10, 2009, the Company and Tang Capital Partners, LP entered into a Settlement and Exchange Support Agreement pursuant to which the Company agreed to commence and offer to exchange all of the $68.3 million aggregate principal amount of Existing Notes at a purchase price for each $1,000 principal amount of (i) $500 in cash, plus accrued interest, (ii) $140 worth of common stock equal to approximately 206 shares of common stock, and (iii) $310 of new 3.125% convertible senior notes due in May 2013.

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

Revenue recognition

Our revenues have been derived principally from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically includes up-front payments, cost reimbursements, milestone payments and license fees. We evaluate whether the delivered element under these arrangements has value to our customer on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria are treated as one unit of accounting for the purposes of revenue recognition.

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

Income taxes

We account for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” or FAS 109. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have recorded a valuation allowance against our net deferred tax assets because we do not expect to generate sufficient taxable income in the future.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48 on January 1, 2007. As of March 31, 2009 and December 31, 2008, we had zero unrecognized tax benefits. Our policy is to account for interest and penalties related to income tax matters in the income tax provision in the consolidated statement of operations. Accrued interest and penalties related to uncertain tax positions are included within the related tax liability line in the consolidated balance sheet. The tax provision for the three months ended March 31, 2008 related to additional accrued interest recorded for unrecognized tax benefits.

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

FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, for the three months ended March 31, 2009, we recognized $0.2 million of stock-based compensation expense in operating expenses with an allocation of $0.1 million to research and development and $0.1 million to general and administrative expenses. For the three months ended March 31, 2008, we recognized $1.7 million of stock-based compensation expense in operating expenses with an allocation of $1.3 million to research and development and $0.4 million to general and administrative expenses. The allocation of employee stock-based compensation costs to each operating expense line is estimated based on specific employee headcount information at each grant date and revised, if necessary, in future periods if actual employee headcount information differs materially from those estimates. As a result, the amount of employee stock-based compensation costs we record in future periods in each operating expense line may differ significantly from what we have recorded in the current period. As of March 31, 2009, total stock-based compensation cost related to nonvested stock options not yet recognized was $2.0 million, some of which is not expected to be recorded to stock-based compensation expense as we do not expect some of these stock options to vest due to our substantial restructuring plan. Total stock-based compensation cost related to nonvested restricted stock units not yet recognized was $21,000, which is expected to be fully vested and recorded to stock-based compensation expense over a weighted-average period of three months.

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

In accordance with FAS 157, the following table represents the fair value hierarchy for our financial assets and liabilities (cash equivalents, investments and warrant liability) measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):

Description	Total	Fair Value Measurements at March 31, 2009
		Level 1	Level 2	Level 3
Assets:
Money market funds	$65,465	$—	$65,465	$—
U.S. government and governmental agency obligations	8,308	—	8,308	—

Total assets	$73,773	$—	$73,773	$—

Liabilities:
Warrant liability (1)	$1,010	$—	$—	$1,010

Description	Total	Fair Value Measurements at December 31, 2008
		Level 1	Level 2	Level 3
Assets:
Money market funds	$30,029	$—	$30,029	$—
Corporate notes	30,498	—	30,498	—
U.S. government and governmental agency obligations	22,146	—	22,146	—

Total assets	$82,673	$—	$82,673	$—

Liabilities:
Warrant liability (1)	$633	$—	$—	$633

(1)	Refer to the Common Stock and Warrants section of Note 9, “Stockholders’ Equity and Stock-Based Compensation” for valuation assumptions.

The table below includes a roll forward of the balance sheet amounts for the three months ended March 31, 2009 and 2008 (including the change in fair value) for financial instruments classified as Level 3 (the warrant liability). When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the loss in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

Description	Three Month Ended March 31, 2009	Three Month Ended March 31, 2008
Balance, beginning	$633	$—
Purchases, issuances, and settlements	—	—
Total loss included in earnings (2)	377	—

Balance, ending	$1,010	$—

(2)

Loss for the three months ended March 31, 2009 related to the revaluation of the warrant liability from December 31, 2008 through March 31, 2009. This loss is reflected in our condensed consolidated statements of operations as a component of other income (expense).

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

Recently issued accounting standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to the Company.

Results of Operations

Revenue

We have derived substantially all of our revenues from collaborative and license agreements, as shown in the following table:

	Three months ended March 31,
	2009	2008
	(in thousands)
GBP IP, LLC	$—	$12,000
Takeda	638	—
sanofi-Aventis Group	109	1,000
Other	—	418

	$747	$13,418

We currently have no significant source of revenues.

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

Additionally, Takeda agreed to pay for all external development costs associated with the ongoing Phase 3 clinical development of GVAX immunotherapy for prostate cancer, including the cost of product, all internal and external additional development costs and all commercialization costs. For the three months ended March 31, 2009 we recorded reimbursement revenue of $0.6 million. Reimbursement revenue from Takeda ended during the first quarter of 2009 as a result of Takeda terminating this agreement.

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

Other

We recognized revenue of $0.1 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively, in connection with our gene activation technology license agreement with sanofi-Aventis Group for gene activated erythropoietin. In March 2009, we entered into a settlement agreement with sanofi-Aventis which provided for the settlement of any and all issues under the license agreement between the companies. This settlement agreement resulted from a notice from sanofi-Aventis in November 2008 informing us of its intention to terminate this license agreement. Under the settlement agreement, sanofi-Aventis made a one time final payment to us in the amount of $0.1 million.

Research and development expenses

Research and development expenses were $0.5 million for the three months ended March 31, 2009 and $29.3 million for the three months ended March 31, 2008. The decrease in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was due to the termination of both the VITAL-1 and VITAL-2 Phase 3 clinical trials. Prior to our announcement in October 2008 that we placed on hold the further development of GVAX immunotherapy for prostate cancer, we continued to deploy the majority of our research and development resources to advance GVAX immunotherapy for prostate cancer. Expenses related to GVAX immunotherapy for leukemia, GVAX immunotherapy for pancreatic cancer, the oncolytic virus therapy CG0070 and other potential product candidates in preclinical studies were a minor proportion of our overall spending in research and development activities. We currently do not expect to incur further research and development expenses due to the restructuring activities that we have implemented as a result of ending further development of GVAX immunotherapy for prostate cancer.

General and administrative expenses

General and administrative expenses consist primarily of compensation, including non-cash, stock-based compensation, for employees in executive and operational functions, including finance, legal, information technology, human resources and business development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. General and administrative expenses were $7.0 million for the three months ended March 31, 2009 compared to $5.4 million for the three months ended March 31, 2008. The increase in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was due primarily to our focus on exploring strategic alternatives. Future spending for general and administrative costs is expected to decrease significantly as additional activities are phased out.

Restructuring charges

In October 2008, in view of the termination of both the VITAL-1 and VITAL-2 Phase 3 clinical trials, we placed on hold the further development of GVAX immunotherapy for prostate cancer and following approval by the Board of Directors implemented a substantial restructuring plan that resulted in the reduction of our staff of 290 by approximately 80 percent as of December 31, 2008, and approximately 95 percent as of the date of this report, with further reductions anticipated during 2009 as additional activities are phased out. In connection with this restructuring, in March 2009, we entered into agreements to terminate our leases on our facilities in Hayward, California, and relocated our corporate headquarters to short-term office space in South San Francisco, California. In connection with the lease termination becoming effective, we paid the landlord a lease termination fee of $3.6 million and issued one million shares of our common stock with a fair value of $0.3 million to the landlord in April 2009. Additionally, we vacated our Memphis facility in February 2009 and terminated the lease, which was scheduled to expire in April 2009, by paying the remaining two months on the lease. As a result, we recorded a restructuring charge of $2.6 million in the quarter ended March 31, 2009, including $2.8 million for workforce reduction initiatives, and $3.9 million for lease termination costs partially offset by a $4.1 million non-cash gain from recognizing the deferred rent related to terminated operating leases. At March 31, 2009, $4.7 million of lease termination fees and termination benefits remained unpaid, which were classified under accrued restructuring liabilities on the condensed consolidated balance sheet.

Gain from purchase of convertible senior notes

In October and November 2004, we issued $145.0 million aggregate principal amount of our 3.125% Convertible Senior Notes due in 2011, or Notes. In October and December 2008, we repurchased an aggregate of approximately $74.1 million principal amount of our Notes, at an overall discount of approximately 60 percent from face value resulting in $70.9 million aggregate principal amount remaining outstanding as of December 31, 2008. In January 2009, we repurchased an aggregate of approximately $2.6 million principal amount of our Notes, at an overall discount of approximately 60 percent from face value for aggregate consideration of approximately $1.0 million in cash, plus accrued but unpaid interest. This purchase of debt resulted in a net gain of approximately $1.5 million after deducting $50,000 of unamortized debt issuance costs related to the repurchased Notes. As a result of the retirement of the repurchased Notes, $68.3 million aggregate principal amount remained outstanding as of March 31, 2009. We may seek from time to time to purchase or retire additional amounts of our outstanding Notes through cash purchases and/or exchanges for other securities of the Company in open market transactions, privately negotiated transactions and/or a tender offer, if we can do so on attractive terms. We will evaluate such transactions, if any, in light of the then-existing market conditions.

Loss from revaluation of warrant liability

The fair value at March 31, 2009 of our warrant liability was $0.4 million higher than its fair value at December 31, 2008 resulting in a loss of $0.4 million for the three months ended March 31, 2009. Potential future increases in our stock price will result in losses being recognized in our consolidated statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our consolidated statement of operations in future periods. Neither of these potential gains or losses will have any impact on our cash balance, liquidity or cash flows from operations.

Interest and other income

Interest and other income were $0.1 million for the three months ended March 31, 2009 and $1.4 million for the three months ended March 31, 2008. The decrease for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is due primarily to the decrease in short-term investments, and to a lesser extent lower interest rates.

Interest expense

Interest expense was $0.6 million for the three months ended March 31, 2009 and $2.6 million for the three months ended March 31, 2008. The decrease for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was due to having less convertible notes outstanding at March 31, 2009. Additionally, the termination of our South San Francisco capital lease in December 2008 resulted in a $1.2 million decrease in interest expense.

Income tax provision

Income tax provision was zero for the three months ended March 31, 2009 and $0.1 million for the three months ended March 31, 2008, which related to additional accrued interest recorded for unrecognized tax benefits.

Liquidity and Capital Resources

At March 31, 2009, we had $77.6 million in cash, cash equivalents and short-term investments, of which $1.0 million was classified as restricted and was related to a letter of credit for our cGMP manufacturing facility in Hayward, California, which was returned and cancelled in April 2009, as a result of the Hayward lease termination. In March 2009, we entered into agreements to terminate our leases on our facilities in Hayward, California. In connection with the lease termination becoming effective, we paid the landlord a lease termination fee of $3.6 million and issued one million shares of our common stock with a fair value of $0.3 million to the landlord in April 2009. We have historically maintained our financial position through strategic management of our resources including accessing debt and equity financing and funding from various corporate collaborations and licensing agreements.

Equity Financing

On April 9, 2009, we terminated the Committed Equity Financing Facility, or 2007 CEFF, with Kingsbridge Capital Limited, or Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of the Company’s common stock or an aggregate of $75.0 million during the three year period following entry into the 2007 CEFF. However, Kingsbridge was not obligated to purchase shares at prices below $1.75 per share, which our common stock was trading substantially below as of April 9, 2009, or at a price below 85% of the closing share price of our common stock on the trading day immediately preceding the commencement of a drawdown. As of the date of the termination, we had raised $23.0 million from the sale of 7.1 million shares of common stock to Kingsbridge and there remained approximately 4.5 million shares that may have been sold. There were no draw-downs during the three months ended March 31, 2009 and 2008. No termination penalties were incurred as a result of the termination.

In May 2008, we received gross proceeds of $30.0 million in a registered direct offering, before deducting placement agents’ fees and stock issuance costs of approximately $1.9 million, resulting in net proceeds of approximately $28.1 million, from the sale of 7.1 million shares of our common stock at $4.22 per share and warrants to purchase 8.5 million shares of our common stock at a price of $10.00 per share. The offering was made pursuant to our effective May 2007 shelf registration statement on Form S-3. These warrants became exercisable on November 14, 2008 for a period of seven years thereafter. The fair value on the date of issuance of the warrants was determined to be $12.1 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 3.6%, (ii) an expected term of 7.5 years, (iii) no dividend yield and (iv) a volatility of 55%. The warrants are classified as a derivative liability pursuant to FAS 133 and FAS 150 because there is the potential for cash settlement as a result of a change of control. Therefore, the fair value of the warrants is recorded on the consolidated balance sheet as a liability and will be adjusted to fair value at each financial reporting date thereafter. As of March 31, 2009, the fair value of the warrants was determined to be $1.0 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 2.2%, (ii) an expected term of 6.6 years, (iii) no dividend yield and (iv) a volatility of 106%. For the three months ended March 31, 2009, due to the decrease in fair value of the warrants from December 31, 2008, we recorded a loss of $0.4 million as a component of other income (expense).

On May 16, 2007, our new shelf registration statement on Form S-3 was declared effective by the SEC under the Securities Act, which allows us to offer up to $150.0 million of securities on short notice in one or more public offerings under the Securities Act. As of March 31, 2009, $120 million is available for issuance under this shelf registration statement.

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

In January 2009, we repurchased an aggregate of $2.6 million face value of our notes, at an overall discount of approximately 60 percent from face value in a series of privately negotiated transactions with institutional holders of the notes, for aggregate consideration of $1.0 million in cash, plus accrued but unpaid interest. As a result of the retirement of the repurchased notes, $68.3 million aggregate principal amount remained outstanding as of March 31, 2009.

Pursuant to the terms of a Settlement and Exchange Support Agreement with Tang Capital Partners, LP, we expect to commence an exchange offer to exchange all of the $68.3 million aggregate principal amount of our outstanding 3.125% Convertible Senior Notes due in 2011 at a purchase price for each $1,000 principal amount of (i) $500, plus accrued interest, (ii) $140 worth of common stock equal to approximately 206 shares of common stock, and (iii) $310 of new 3.125% convertible senior notes due in May 2013. If all of the holders tender into the exchange offer, the exchange offer is estimated to result in a cash expenditure of approximately $34.2 million plus approximately $0.2 million in accrued interest.

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.9 million for the three months ended March 31, 2009 compared to $32.3 million for the three months ended March 31, 2008. The decrease is primarily due to the result of the aforementioned restructuring plan and ending further development of GVAX immunotherapy for prostate cancer. In addition, we expect our operating expenses to continue to decrease significantly in the near future as further activities are phased out.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $46.7 million for the three months ended March 31, 2009, which primarily related to maturities of short-term investments. Net cash provided in investing activities for the three months ended March 31, 2009 increased by $21.9 million compared to the three months ended March 31, 2008 primarily due to reinvesting maturities of short-term investments into cash and cash equivalents and a $1.9 million refund from the return and cancellation of a letter of credit related to our former leased corporate headquarters facility in South San Francisco, California. Net cash provided by investing activities was $24.8 million for the three months ended March 31, 2008, which related primarily to maturities and sales of short-term investments, partially offset by purchases of short-term investments. During the three months ended March 31, 2008, we sold three credit card asset-backed debt securities issued by one issuer with a book value of $7.1 million based on possible future credit concerns. These three securities comprised our entire holdings from this issuer. We realized gains of $13,986 from the sale of these securities. There were no capital expenditures for the three months ended March 31, 2009. Capital expenditures were $0.3 million for the three months ended March 31, 2008.

As of March 31, 2009, we did not have any direct exposure to financial assets backed by subprime mortgage loans. We do not invest in asset backed securities backed by subprime mortgages, secured liquidity notes, auction rate securities, structured investments or collateralized debt obligations backed by subprime mortgages.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $1.0 million for the three months ended March 31, 2009, related to the repurchase of an aggregate of $2.6 million face value of our Notes for approximately $1.0 million. Net cash provided by financing activities was $30,000 for the three months ended March 31, 2008, relating primarily to our employee stock plans.

Capital Requirements

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

We believe that our current liquidity position will be sufficient to meet our cash needs for at least the next year under our current restructuring plan. However, sources of liquidity available to us are limited, and, if we determine to pursue other biopharmaceutical product areas, we would need to raise significant additional funds, which depend on many factors beyond our control and it may be difficult or impossible to raise additional funds, as discussed above. Additionally, we intend to commence an exchange offer to exchange all of our outstanding convertible notes through an exchange for cash and other of our securities in an exchange offer that could result in a cash expenditure of approximately $34.2 million plus approximately $0.2 million in accrued interest.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial position, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the three months ended March 31, 2009, there were material changes outside of the ordinary course of business in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. In March 2009, we entered into an agreement to terminate our leases on our facilities in Hayward, California. In connection with the lease termination becoming effective, we paid the landlord a termination fee of $3.6 million and issued one million shares of our common stock, with a fair value of $0.3 million, to the landlord in April 2009. We vacated our Memphis facility in February 2009 and terminated the lease, which was scheduled to expire in April 2009, by paying the remaining two months on the lease. In February 2009, we relocated our corporate offices to short-term office space in South San Francisco, California, and entered into a six month lease.

Excluding payments related to the Hayward facility leases that were terminated in April 2009, the following table represents the future payments by year of our long-term contractual obligations at March 31, 2009:

	Payment Due by Year (in $000’s)
	Total	2009	2010	2011
Convertible senior notes and related interest	$74,711	$2,135	$2,135	$70,441

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate sensitivity on our investments in debt securities and our outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of less than one year. We have estimated our interest rate risk, as of March 31, 2009, to be insignificant from an immediate one percent increase in interest rates as all of our securities will mature within four months. The following table provides information about our financial instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

Principal Amount by Expected Maturity and Average Interest Rate

As of March 31, 2009	2009	2010	2011	Total	Fair Value March 31, 2009
	(Dollars in thousands)
Total Investment Securities	$73,733	$—	$—	$73,733	$73,773
Average Interest Rate	0.57%	—	—	0.57%	—
Fixed Interest Rate Convertible Senior Notes	$2,135	$2,135	$70,441	$74,711	$26,858
Average Interest Rate	3.125%	3.125%	3.125%	3.125%

As of December 31, 2008	2009	2010	2011	Total	Fair Value December 31, 2008
	(Dollars in thousands)
Total Investment Securities	$82,427	$—	$—	$82,427	$82,673
Average Interest Rate	2.04%	—	—	2.04%	—
Fixed Interest Rate Convertible Senior Notes	$2,215	$2,215	$73,082	$77,512	$27,329
Average Interest Rate	3.125%	3.125%	3.125%	3.125%

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

There were no significant changes made to our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On May 5, 2009, Tang Capital Partners, LP, filed suit in The Court of Chancery of the State of Delaware against Cell Genesys and its directors and executive officers. The lawsuit seeks, among other things, a declaration that the Company is insolvent and an injunction prohibiting the board from paying the executive retention payments that were disclosed on April 9, 2009. On May 10, 2009, the Company entered into a Settlement and Exchange Support Agreement pursuant to which Tang Capital Partners, LP has agreed to withdraw the lawsuit if the exchange offer is successfully completed in accordance with the terms and conditions of the agreement.

Item 1A.	RISK FACTORS

Investors in Cell Genesys, Inc. should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flow and future prospects and the trading price of our common stock and our ability to repay our convertible notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008, including our consolidated financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission, or SEC.

The continuation of our business as a going concern may depend on our ability to identify and successfully complete a strategic transaction.

We terminated both the VITAL-1 and VITAL-2 trials and ended further development of GVAX immunotherapy for prostate cancer and have implemented a substantial restructuring plan approved by our Board of Directors. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of GVAX immunotherapy for prostate cancer, and we no longer have any early stage product candidates in clinical or preclinical development. As a result, we expect it to be difficult or impossible to raise the additional financing required to continue to operate our business as currently structured. We accordingly are exploring strategic alternatives, including merger with or acquisition by another company, further restructuring of our company and allocation of our resources toward other biopharmaceutical product areas, and sale of the company’s assets and liquidation of the company. We cannot predict whether we will be able to identify strategic transactions on a timely basis or at all. We also cannot predict whether any such transaction, once identified, would be approved by our stockholders, if approval is required, or consummated on favorable terms. We anticipate that any such transaction would be time-consuming and may require us to incur significant additional costs, expenses or other liabilities, including without limitation as a result of any litigation or claim asserted in connection with a potential transaction, even if the transaction is not successfully completed. If we are unable to identify and complete an alternate strategic transaction, our business may be liquidated and our stockholders could lose some or all of their investment in our common stock.

Our business, financial condition, results of operations, cash flow and future prospects could suffer as a result of carrying out strategic alternatives in the future.

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

Future mergers with or acquisitions by another company or investments could subject us to a number of risks, including, but not limited to:

•	the assumption of additional indebtedness or contingent liabilities;

•	risks and uncertainties associated with the counterparty to such a transaction, including but not limited to the prospects of that counterparty and their product candidates;

•	the loss of key personnel and business relationships;

•	difficulties associated with assimilating and integrating the new personnel, intellectual property and operations of the acquired companies;

•	the expense associated with maintenance of diverse standards, controls, procedures, employees and clients; and

•	our inability to generate revenue from acquired technology sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

Stockholders may not receive any distribution of proceeds in the event of bankruptcy, liquidation or winding up of the company.

In the event of bankruptcy, liquidation or winding up, our assets will be available for distribution to our stockholders only after all of our other liabilities have been satisfied. As of March 31, 2009, the aggregate principal amount of our outstanding convertible notes due in 2011 was $68.3 million, while our cash, cash equivalents and short-term investments were $77.6 million. In April 2009, we paid the landlord a lease termination fee of $3.6 million to terminate our leases on our facilities in Hayward, California further reducing our cash balance from March 31, 2009. We expect to commence an exchange offer to exchange all of the $68.3 million aggregate principal amount of our outstanding 3.125% Convertible Senior Notes due in 2011 that, if all the holders of our outstanding notes were to tender, could result in a cash expenditure of approximately $34.2 million plus approximately $0.2 million in accrued interest, the issuance of approximately 14.1 million shares of common stock, and the issuance of approximately $21.2 million of new convertible notes due in May 2013. It is uncertain what value, if any, may be realized from sale of our intellectual property, our ownership of Ceregene stock, or other non-cash assets in the event of bankruptcy, liquidation or winding up of the company. In addition, we will continue to incur claims, liabilities and expenses from operations, such as operating costs, directors and officers insurance, general liability and other insurance, franchise, payroll and local taxes, retention and severance payments, legal, accounting and consulting fees, rent and facility costs, and miscellaneous office expenses that would reduce the amount available for payment to creditors or distribution to our stockholders upon liquidation. Stockholders would be entitled to proceeds from liquidation only if the aggregate principal amount of our then outstanding convertible notes and any other outstanding claims, liabilities and expenses are repaid in full or otherwise settled. While the strategic transactions we are exploring also include business combinations, allocation of our resources to other biopharmaceutical product areas, and other alternatives to liquidation, there can be no guarantee that we will be able to identify and consummate a strategic transaction in a timely manner, on attractive terms or at all.

The majority holder of our outstanding convertible notes has filed suit seeking, among other things, declaratory relief that Cell Genesys is insolvent and requesting that the directors manage the company principally for the benefit of our creditors. The majority holder has agreed, pursuant and subject to the terms of a Settlement and Exchange Support Agreement, to withdraw the lawsuit and tender the notes held by the majority holder, if we commence an exchange offer for our outstanding bonds and holders representing 87.5% of our outstanding indebtedness tender in the exchange offer. In the event the plaintiff were not to do so, and as a result of this action or otherwise, the Company were to file bankruptcy, liquidate or wind up the Company stockholders may receive little or no distribution of any proceeds.

If the lawsuit were not to be withdrawn, including as a result of a failure of holders representing 87.5% of our outstanding bonds to tender into the exchange offer, and the outcome of this litigation were to be adverse to us, we may not be able to continue to operate as a going concern or our business or ability to pursue strategic alternatives may be harmed. If the Company is liquidated, files for bankruptcy, or is wound up, our assets will be available for distribution to our stockholders only after all of our other liabilities have been satisfied. As of March 31, 2009, the aggregate principal amount of our outstanding convertible notes due 2011 was $68.3 million, while our cash, cash equivalents and short-term investments were $77.6 million. In April 2009, we paid the landlord a lease termination fee of $3.6 million to terminate our leases on our facilities in Hayward, California further reducing our cash balance from March 31, 2009. It is uncertain what value, if any, may be realized from the sale of our intellectual property, our ownership of Ceregene stock, or other non-cash assets in the event of bankruptcy, liquidation or winding up of the company. In addition, we will continue to incur claims, liabilities and expenses from operations that would reduce the amount available for payment to creditors or distribution to our stockholders upon liquidation. Stockholders would be entitled to proceeds from liquidation only if the aggregate principal amount of our then outstanding convertible notes and any other outstanding claims, liabilities and expenses are repaid in full or otherwise settled. While we would vigorously defend against the lawsuit, it is not possible to predict the outcome of this litigation.

We no longer have any early stage product candidates in clinical or preclinical development from which we can potentially generate any revenue from product sales.

As a result of terminating both the VITAL-1 and VITAL-2 trials we ended further development of GVAX immunotherapy for prostate cancer. We no longer have any early stage product candidates in clinical or preclinical development. We do not expect to generate any revenue from product sales for at least the next several years, if ever.

We will need substantial additional funds to continue operations, and our ability to generate funds is extremely limited and depends on many factors beyond our control.

We will need substantial additional funds for principal and interest payments related to our debt financing obligations.

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

On October 21, 2008, we received a Nasdaq Staff Deficiency Letter, or Nasdaq Letter, indicating that we had become non-compliant with the minimum $1.00 bid price per share requirement for continued listing on The Nasdaq Global Market as set forth in Nasdaq Marketplace Rule 4450(a)(5) because the price of our stock closed below the minimum bid price of $1.00 per share for a period of 30 consecutive business days. The Nasdaq Letter indicated that in light of extraordinary market conditions, Nasdaq has determined to suspend enforcement of the minimum bid price and market value of publicly held shares requirements through January 16, 2009. NASDAQ later announced that given the continued extraordinary market conditions, it would extend the suspension of the minimum bid price and market value of publically held shares requirements through April 20, 2009. Accordingly, we had until October 27, 2009 to regain compliance with the requirement of maintaining a minimum closing bid price of $1.00 per share. On March 24, 2009, we received another notice from

NASDAQ, stating that enforcement of the bid price and market value of publically held shares rules is scheduled to resume on July 20, 2009. This notice indicated that prior to the resumption of these rules, NASDAQ will inform the Company of the specific date by which it needs to regain compliance. Companies listed on NASDAQ are required to maintain a minimum closing bid price of $1.00 per share. NASDAQ uses the consolidated closing bid price to determine whether a company complies with this requirement. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, Capital Market companies can receive an additional 180-day compliance period if they meet all initial inclusion requirements for the Capital Market, except for the bid price requirement. If a Global Select Market or Global Market company is unable to comply with the bid price requirement prior to the expiration of its 180-day compliance period, it may transfer to the NASDAQ Capital Market, so as to take advantage of the additional compliance period offered on that market, provided it meets all requirements for initial listing on the NASDAQ Capital Market, except for the bid price requirement.

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

Because of our capital requirements and no significant source of revenues, we will need to raise additional funds to continue operations. From time to time, we may seek to access the public or private debt and equity markets. Our announcement that we have terminated the VITAL-1 and VITAL-2 Phase 3 trials of GVAX immunotherapy for prostate cancer has significantly depressed our stock price and severely impaired our ability to raise additional funds. As a result, it will be difficult or impossible for us to raise additional capital. We also may seek to raise additional capital through outlicensing technologies or third-party collaborations. If adequate funds are not available on favorable terms, or at all, we will not be able to pursue certain strategic options, including allocating our resources to other biopharmaceutical product areas.

Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. These arrangements could harm our business, results of operations, financial condition, cash flow or future prospects. Currently, we do not have collaborative partners as Takeda terminated our collaborative agreement. We may not be successful in entering into additional collaborative partnerships on favorable terms, if at all. Our efforts to raise capital through such outlicensing activities may fail. Failure to enter into new corporate relationships may harm our business.

As a result of such risks, a merger with or an acquisition by another company or investment could harm our business, results of operations, financial condition, cash flow and future prospects.

We expect to continue to incur substantial losses and negative cash flow from operations and may not become profitable in the future.

We have incurred an accumulated deficit since our inception. As of March 31, 2009, our accumulated deficit was $546.8 million. We expect to incur operating losses for the foreseeable future. In the past, these losses were due primarily to the expansion of development programs, clinical trials and manufacturing activities in connection with the development of GVAX immunotherapy for prostate cancer, which we have ended, and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We no longer have any early stage candidates in clinical or preclinical development, and we do not expect to realize any revenues from product sales in the next several years, if ever. We expect that losses will fluctuate from quarter to quarter as we implement our substantial restructuring plan and expense restructuring charges. We may not ever achieve positive cash flow or profitability.

Our substantial indebtedness could harm our financial condition.

We have a significant amount of debt. As of March 31, 2009, we had $68.3 million aggregate principal amount of outstanding convertible notes due in 2011, while our, cash, cash equivalents and short-term investments were $77.6 million and we currently have no significant source of revenues. In April 2009, we paid the landlord a lease termination fee of $3.6 million to terminate our leases on our facilities in Hayward, California further reducing our cash balance from March 31, 2009. Our annual interest payment on these notes is approximately $2.1 million. Our substantial indebtedness could harm our business, results of operations, financial condition, cash flow and future prospects. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the convertible notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to raise or borrow additional funds for future working capital, capital expenditures, research and development and other general corporate requirements;

•	limit our ability to pursue strategic alternatives, including merger or acquisition transactions, or allocation of resources to new product areas; and

•	limit our flexibility to react to changes in our business and the industry in which we operate.

We may not have sufficient funds to pay principal and interest on our outstanding convertible notes due in 2011 when due.

As of March 31, 2009 we had $68.3 million aggregate principal amount of outstanding convertible notes due in 2011, while our, cash, cash equivalents and short-term investments were $77.6 million, and currently we have no significant source of revenues. In April 2009, we paid the landlord a lease termination fee of $3.6 million to terminate our leases on our facilities in Hayward, California. We expect to commence an exchange offer to exchange all of the $68.3 million aggregate principal amount of our outstanding convertible notes due in 2011 that, if all the holders of our outstanding notes were to tender, could result in a cash expenditure of approximately $34.2 million plus approximately $0.2 million in accrued interest, the issuance of approximately 14.1 million shares of common stock, and the issuance of approximately $21.2 million of new convertible notes due in May 2013. If we were unable to exchange these notes through the exchange offer, or at all, or obtain additional financing or revenues from other sources, we may not have sufficient cash remaining for operations which could result in bankruptcy. Additionally, if we complete the exchange offer it will reduce our cash balance which may impair our ability to execute strategic alternatives, or leave us without sufficient cash remaining for operations, which could harm our financial condition.

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

As of March 31, 2009, following a series of decisions to reduce expenses related to the maintenance and prosecution of our patents, we had 93 U.S. and non-U.S. patents issued or granted to us or available for use by us based on licensing arrangements and 88 U.S. and non-U.S. applications pending in our name or available for use by us based on licensing arrangements. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. We believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. We cannot be certain whether any given patent application filed by us or our licensors will result in the issuance of a patent or if any given patent issued to us or our licensors will later be challenged and invalidated. Nor can we be certain whether any given patent that may be issued to us or our licensors will provide any significant proprietary protection to our products and business. Others may have filed patent applications or received patents and may file additional patent applications and obtain additional patents that may prevent patents being issued to us or our licensors or limit the scope of those patents. Depending upon their filing date, patent applications in the United States are confidential until the patent applications are published, typically eighteen months after their filing date, or patents are issued. Outside the United States, patent applications are confidential until they are published, typically eighteen months after their first filing date. In addition, publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several to many months. Accordingly, we cannot be sure that we or our licensors were the first creator of inventions covered by our or our licensors’ pending patent applications or issued patents or that we or our licensors were the first to file patent applications for these inventions. In addition, because patents have a limited life, subject to potential extensions, patents issued to us or our licensors may have expired prior to or have limited term remaining after the first commercial sale of a related product. As a result, the commercial value of these patents might be limited. The strategic alternatives we are exploring include the sale of our assets, but we may not be able to sell our intellectual property at attractive prices or for any price, or our competitors may challenge our ownership.

We may have to engage in litigation to determine the scope and validity of third party patents and proprietary rights, which, if we do not prevail, could harm our business, results of operations, financial condition, cash flow and future prospects.

Third parties may have filed patent applications and obtained patents and may in the future file patent applications and obtain patents relating to our products and technologies. We are aware of competing intellectual property relating to our technologies and products. From time to time we have received communications from third parties claiming to have conflicting rights relating to components of our products and technologies. Regardless of their ultimate merit, any infringement or other intellectual property claims against our products and technologies may be expensive and time-consuming to litigate and may divert management attention. If any such claim were successful, we could be required to obtain licenses to a third party’s technologies, patents or other proprietary rights or to their biological or chemical reagents in order to develop and market our products. Moreover, we may choose to voluntarily seek such a license in order to avoid the expense and uncertainty of fully defending our position. In either event, such a license may not be available to us on acceptable terms or on any terms, and we may have to discontinue that portion of our business, or such third party may seek an injunction to prevent us from practicing their proprietary technology. In addition, to the extent we license our intellectual property to other parties, we may incur expenses as a result of contractual agreements in which we indemnify those licensing our technologies against losses incurred if practicing our intellectual property infringes upon the proprietary rights of others. The failure to license any technologies or biological or chemical reagents required to develop or commercialize our technologies or products at reasonable cost may harm our business, results of operations, financial condition, cash flow and future prospects.

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

We have a limited ability to protect and control unpatented trade secrets, know-how and other technological innovation. Others may independently develop similar or better proprietary information and techniques and disclose them publicly. Also, others may gain access to our trade secrets, and we may not be able to meaningfully protect our rights to our unpatented trade secrets. In addition, confidentiality agreements and other measures may not provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information. Failure to protect and control such trade secrets, know-how and innovation could harm the value of our unpatented trade secrets, know-how and other technological innovation.

Inventions or processes discovered by our outside scientific collaborators or consultants may not become our property, which may affect our competitive position.

In the past we have relied on the continued availability of outside scientific collaborators to perform research for us. As these scientific collaborators are not our employees, we have had limited control over their activities. Our arrangements with these collaborators, as well as those with our scientific consultants, provide that any rights we obtain as a result of their research efforts will be subject to the rights of the research institutions for which they work. For these reasons, inventions or processes discovered by our scientific collaborators or consultants may not become our property.

We depend on our key management personnel to implement our restructuring plan, and the loss of these personnel could impair our business.

We rely and will continue to rely on our key management personnel. Because all employees are employed at-will, they can leave at any time. The loss of key personnel could harm our business and results of operations, ability to pursue strategic opportunities, and comply with ongoing legal and regulatory requirements. There is intense competition from other companies, research and academic institutions and other organizations for qualified personnel. We may not be able to retain or attract, if required, the qualified personnel necessary for the implementation of our restructuring plan, pursue strategic opportunities and comply with applicable financial reporting, legal, and regulatory requirements. While we have entered into retention payment agreements with our remaining executive officers, there can be no guarantee that these arrangements will be sufficient to ensure they remain with us. Although we have no current plans to recruit additional personnel, we may, in the event of turnover of key personnel or if we decide to allocate our resources to the development of new product candidates, need to continue to recruit experts in the areas of clinical testing, manufacturing, regulatory, finance, marketing and distribution. If we do not succeed in retaining, or hiring if required, necessary personnel, our business could suffer significantly. In addition, the termination of our VITAL-1 and VITAL-2 trials of GVAX immunotherapy for prostate cancer and the implementation of our restructuring plan could make it difficult to retain existing or attract new employees.

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

We currently maintain a certain amount of insurance with respect to each of our terminated clinical trials as well as insurance to reduce our direct exposure to certain other business risks, but may not be able to maintain insurance or obtain sufficient coverage at reasonable rates in the future. As a result, we may be required to assume more risk in the future or make significant expenditures to maintain sufficient levels of insurance. Any inability to maintain insurance at an acceptable cost, or at all, could also result in a breach of terms of our product license agreements or could prevent or inhibit the clinical testing or commercialization of our products or otherwise affect our business, results of operations, financial condition, cash flow and future prospects. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to pay for claims, losses and damages in excess of our insurance limits. Furthermore, any claims made on our insurance policies may affect our ability to obtain or maintain future insurance coverage at reasonable costs, if at all.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity and other events beyond our control, which could harm our business.

Our facilities have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power. Future blackouts could disrupt the operations of our facilities. Our corporate office is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a recovery plan for such disasters. We are unable to predict the effects of any such event, but the effects could harm our business, results of operations, financial condition, cash flow and future prospects. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business.

The prices of our common stock and convertible senior notes are likely to continue to be volatile in the future.

The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2007, our stock price has fluctuated between a high closing price of $6.86 on April 9, 2007 and a low closing price of $0.10 on October 24, 2008. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Interest rate fluctuations also can affect the price of our convertible senior notes. The following factors, among others, may affect the prices of our common stock and notes:

•	fluctuations in our financial results;

•	announcements of potential strategic transactions;

•	changes in our outstanding indebtedness and cash and cash equivalents balance;

•	announcements of new collaborative relationships by us or our competitors;

•	developments in patent or other proprietary rights affecting us or our competitors;

•	public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;

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

Our stockholders may be diluted by the conversion of outstanding convertible senior notes or pursuant to the terms of an exchange offer we plan to commence.

As of May 8, 2009, we had $68.3 million aggregate principal amount of convertible notes outstanding that convert into our common stock, at a conversion price of $9.10 per share, equal to a conversion rate of 109.8901 shares per $1,000 principal amount of notes, subject to adjustments for stock dividends, stock splits, and other similar events. If we commence and all the holders of the notes accept our exchange offer for our convertible notes, then we will issue approximately 14.1 million shares of common stock, and the new approximate $21.2 million aggregate principle amount of outstanding convertible notes can be converted into approximately an additional 31.1 million shares of our common stock at a conversion price of $0.68 per share. The holders of the notes may choose at any time to convert their notes into common stock. The number of shares of common stock issuable upon conversion of the existing convertible notes or the new notes proposed to be offered in the exchange offer, and therefore the dilution of existing common stockholders, could increase as a result of an event triggering the antidilution rights of the notes, including certain acquisitions in which 10% or more of the consideration paid for our common stock in the transaction is in the form of cash or securities that are not freely tradable. Conversion of our convertible senior notes would result in issuance of additional shares of common stock, diluting existing common stockholders.

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

On April 8, 2009, the termination of the leases for the Hayward manufacturing facilities of the Company became effective. The termination was pursuant to that certain Agreement for Termination of Lease and Voluntary Surrender of Premises, or the Lease Termination Agreement I, dated March 6, 2009, by and between the Company and BMR-Bridgeview Technology Park II LLC, a Delaware limited liability company and that certain Agreement for Termination of Lease and Voluntary Surrender of Premises, or the Lease Termination Agreement II, dated March 6, 2009, by and between the Company and BMR-Bridgeview Technology Park LLC, a Delaware limited liability company. Also on April 8, 2009, upon the fulfillment of the termination conditions set forth in the Lease Termination Agreement I, the Company entered into a Stock Purchase Agreement, or the Stock Purchase Agreement, with BioMed Realty, L.P., a Maryland limited partnership, or BioMed. Pursuant to the Stock Purchase Agreement, the Company issued 1,000,000 shares of common stock of the Company, par value $0.001 per share, the Shares, to BioMed. Under the terms of the Stock Purchase Agreement, BioMed cannot transfer any of the Shares during the 90 day period following the issuance of the Shares, or the Lock-up Period. Subject to certain limitations, BioMed is entitled to have its Shares registered during the Lock-up Period if the Company proposes to register any additional shares of its common stock or any other securities under the Securities Act of 1933, as amended.

As described above, the Company issued the Shares to BioMed on April 8, 2009. The offer and sale of the Shares was made without any public offering or solicitation, and was exempt under Section 4(2) of the Securities Act and the safe harbor provided by Rule 506 of Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in this offering, the offering and sale was made to BioMed only and the Company restricted transfer of the securities in accordance with the requirements of the Securities Act. BioMed represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legend was affixed to the stock certificate issued in the transaction.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

The Company has terminated the agreements set forth in Part I Item 2.

Item 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to Restated Certificate of Incorporation.

10.1	Agreement for Termination of Lease and Voluntary Surrender of Premises dated March 6, 2009 between the Registrant and BMR-Bridgeview Technology Park II, LLC.(1)

10.2	Agreement for Termination of Lease and Voluntary Surrender of Premises dated March 6, 2009 between the Registrant and BMR-Bridgeview Technology Park, LLC.(2)

10.3	Stock Purchase Agreement dated April 8, 2009 by and between Cell Genesys, Inc. and BioMed Realty, L.P.(3)

10.4	Retention Payment Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Stephen A. Sherwin, M.D.(4)

10.5	Retention Payment Letter Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Sharon E. Tetlow.(5)

10.6	Retention Payment Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Marc L. Belsky.(6)

10.7	Retention Payment Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Robert H. Tidwell.(7)

10.8	Form of Letter of Credit Agreement dated April 14, 2009.(8)

10.9	2001 Non-Employee Stock Option Plan.(9)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

*	Furnished herewith.

(1)	Incorporated by reference to Exhibit 10.29 filed with the Registrant’s Annual Report on Form 10-K dated March 9, 2009.

(2)	Incorporated by reference to Exhibit 10.30 filed with the Registrant’s Annual Report on Form 10-K dated March 9, 2009.

(3)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.

(4)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.

(5)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.

(6)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.

(7)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.

(8)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.

(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form S-8 dated June 20, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on May 11, 2009.

CELL GENESYS, INC.

By:	/s/ STEPHEN A. SHERWIN, M.D.
Stephen A. Sherwin, M.D.
Chairman of the Board and Chief Executive Officer

By:	/s/ SHARON E. TETLOW
Sharon E. Tetlow
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ MARC L. BELSKY
Marc L. Belsky
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment to Restated Certificate of Incorporation.

10.1	Agreement for Termination of Lease and Voluntary Surrender of Premises dated March 6, 2009 between the Registrant and BMR-Bridgeview Technology Park II, LLC.(1)

10.2	Agreement for Termination of Lease and Voluntary Surrender of Premises dated March 6, 2009 between the Registrant and BMR-Bridgeview Technology Park, LLC.(2)

10.3	Stock Purchase Agreement dated April 8, 2009 by and between Cell Genesys, Inc. and BioMed Realty, L.P.(3)

10.4	Retention Payment Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Stephen A. Sherwin, M.D.(4)

10.5	Retention Payment Letter Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Sharon E. Tetlow.(5)

10.6	Retention Payment Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Marc L. Belsky.(6)

10.7	Retention Payment Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Robert H. Tidwell.(7)

10.8	Form of Letter of Credit Agreement dated April 14, 2009.(8)

10.9	2001 Non-Employee Stock Option Plan.(9)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

*	Furnished herewith.

(1)	Incorporated by reference to Exhibit 10.29 filed with the Registrant’s Annual Report on Form 10-K dated March 9, 2009.

(2)	Incorporated by reference to Exhibit 10.30 filed with the Registrant’s Annual Report on Form 10-K dated March 9, 2009.

(3)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.

(4)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.

(5)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.

(6)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.

(7)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.

(8)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.

(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form S-8 dated June 20, 2001.