Form 10-Q
period 2009-06-30
CELL GENESYS INC
filed 2009-08-05
CIK 865231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of August 5, 2009, the number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 109,650,787.

CELL GENESYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Cell Genesys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$27,847	$30,567
Short-term investments	5,008	52,644
Short-term restricted cash	2,700	1,899
Receivable from collaborative partner	—	6,506
Prepaid expenses and other current assets	810	2,740

Total current assets	36,365	94,356
Restricted cash	—	991
Property and equipment, net	208	1,577
Unamortized debt issuance costs and other assets	15	1,049

Total assets	$36,588	$97,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$457	$2,093
Accrued compensation and benefits	288	819
Accrued restructuring	938	4,851
Other accrued liabilities	1,367	2,591
Warrant liability	277	633
Current portion of interest due on convertible senior notes due 2013	662	—

Total current liabilities	3,989	10,987
Other liabilities	—	4,006
Convertible senior notes due 2011 principal portion	1,234	70,687
Convertible senior notes due 2013 principal portion	20,783	—
Non-current portion of interest due on convertible senior notes due 2013	1,840	—
Commitments and contingencies
Stockholders’ equity:
Common stock	110	87
Additional paid-in capital	559,683	550,280
Accumulated other comprehensive loss	(411)	(164)
Accumulated deficit	(550,640)	(538,090)

Total stockholders’ equity	8,742	12,113

Total liabilities and stockholders’ equity	$36,588	$97,973

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Revenue	$—	$16,566	$747	$29,984
Operating expenses:
Research and development	—	25,289	493	54,554
General and administrative	3,636	4,606	10,596	9,989
Restructuring charges	669	—	3,293	—

Total operating expenses	4,305	29,895	14,382	64,543

Loss from operations	(4,305)	(13,329)	(13,635)	(34,559)
Other income (expense):
Gain from purchase and exchange of convertible senior notes	4,407	—	5,893	—
Gain (loss) related to warrant liability	(3,322)	5,716	(3,699)	5,716
Interest and other income	88	1,095	302	2,470
Loss on sale of property and equipment	(162)	—	(252)	(8)
Interest expense	(550)	(2,548)	(1,159)	(5,108)

Loss before income tax benefit	(3,844)	(9,066)	(12,550)	(31,489)
Income tax benefit	—	6,311	—	6,182

Net loss	$(3,844)	$(2,755)	$(12,550)	$(25,307)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.14)	$(0.31)

Weighted average shares of common stock outstanding – basic and diluted	92,174	82,506	89,492	80,583

See accompanying notes

Cell Genesys, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:

Net loss	$(12,550)	$(25,307)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	505	7,223
Loss on sale of property and equipment	252	8
Gain from sale of short-term investments	—	(14)
Stock-based compensation expense	342	3,446
Non-cash restructuring charges	84	—
Gain from purchase of convertible senior notes	(5,893)	—
Gain from termination of operating leases	(4,080)	—
Loss (gain) related to warrant liability	3,699	(5,716)

Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,930	1,004
Receivable from collaborative partner	6,506	(11,268)
Accounts payable	(1,636)	(1,643)
Accrued compensation and benefits	(531)	(2,988)
Accrued restructuring	(3,623)	—
Deferred revenue	—	33,455
Other accrued liabilities	(1,140)	(796)
Accrued income taxes	—	(6,182)

Net cash used in operating activities	(16,135)	(8,778)

Cash flows from investing activities:
Purchases of short-term investments	—	(159,350)
Maturities of short-term investments	47,396	130,252
Sales of short-term investments	—	7,136
Conversion of restricted cash	190	—
Capital expenditures	(11)	(565)
Proceeds from sale of property and equipment	745	—

Net cash provided by (used in) investing activities	48,320	(22,527)

Cash flows from financing activities:
Repayment of convertible senior note	(34,905)	—
Net proceeds from registered direct offering	—	28,182
Proceeds from exercise of stock options	—	447
Payments under capital lease obligation	—	(818)

Net cash (used in) provided by financing activities	(34,905)	27,811

Net decrease in cash and cash equivalents	(2,720)	(3,494)
Effect of exchange rates on cash and cash equivalents	—	(2)
Cash and cash equivalents at the beginning of the period	30,567	23,588

Cash and cash equivalents at the end of the period	$27,847	$20,092

Supplemental disclosures of noncash financing activities:
Common stock issued to partially settle warrant liability	$4,055	$—
Common stock issued upon exchange of convertible senior notes	$4,695	$—

See accompanying notes

Cell Genesys, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this Quarterly Report, “Cell Genesys,” “we,” “us,” “our” and “the Registrant” refer to Cell Genesys, Inc.

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period.

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

Business Activity

We were a biotechnology company that was focused on the development and commercialization of novel biological therapies for patients with cancer. In August 2008 and October 2008, we terminated our two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer, our lead product program, implemented a substantial restructuring plan, and announced our intention to pursue strategic alternatives, including merger with or acquisition by another company, further restructuring of the Company and allocation of our resources toward other biopharmaceutical product areas, sale of the company’s assets and liquidation of the Company. In June 2009, we announced that we entered into a definitive merger agreement with BioSante Pharmaceuticals, Inc., or BioSante, by which the companies will merge in an all-stock transaction, with BioSante continuing as the surviving company.

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

The Nasdaq Letter indicated that in light of extraordinary market conditions, Nasdaq had determined to suspend enforcement of the minimum bid price and market value of publicly held shares requirements through January 16, 2009. Accordingly, the Nasdaq Letter stated that in accordance with Nasdaq Marketplace Rule 4450(e)(2), we had 180 calendar days from January 20, 2009, or until July 20, 2009, to regain compliance. Nasdaq later announced that given the continued extraordinary market conditions, it would extend the suspension of the minimum bid price and market value of publically held shares requirements through April 20, 2009. Accordingly, we had until October 27, 2009 to regain compliance with the requirement of maintaining a minimum closing bid price of $1.00 per share. On March 24, 2009, we received another notice from Nasdaq, stating that enforcement of the bid price and market value of publically held shares rules is scheduled to resume on July 20, 2009. This notice indicates that prior to the resumption of these rules, Nasdaq will inform the Company of the specific date by which it needs to regain compliance. On July 13, 2009, we received another notice from NASDAQ, stating that enforcement of the bid price and market value of publically held shares rules is scheduled to resume on August 3, 2009 and that we have until January 29, 2010 to regain compliance. We can become compliant with the applicable requirements by achieving a $1.00 closing bid price for a minimum of ten consecutive trading days. In the event we do not regain compliance within this period, the Nasdaq Letter provided that we may consider applying to transfer to the Nasdaq Capital Market, which would allow us to take advantage of the further 180 day compliance period provided on the Nasdaq Capital Market, if we meet all requirements for initial listing on the Nasdaq Capital Market, except for the minimum bid price requirement. If compliance is not demonstrated within the compliance period, the Nasdaq Letter indicated that the Nasdaq Staff will provide written notification that our common stock will be delisted, after which we may appeal the Nasdaq Staff determination to the Nasdaq Listing Qualifications Panel. We are currently evaluating our alternatives to resolve the listing deficiency. There can be no assurance that, if we do appeal the Nasdaq Staff’s Determination, that such appeal would be successful.

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

Fair value of financial instruments

The carrying amounts of financial instruments such as cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturities of these instruments. The estimated fair value of our convertible senior notes is determined by using available market information and valuation methodologies that correlate fair value with the market price of our common stock which fair value is provided by a third party financial institution. The fair value of our convertible senior notes as of June 30, 2009 and December 31, 2008 was approximately $21.5 million and $27.3 million, respectively.

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

Fair value

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or FAS 157, on a prospective basis for our financial assets and liabilities. We do not hold any non-financial assets that are recognized or disclosed at fair value. FAS 157 requires that we determine the fair value of assets and liabilities using the fair value hierarchy established in FAS 157 and describes three levels of inputs that may be used to measure fair value, as follows:

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

In accordance with FAS 157, the following tables represent the fair value hierarchy for our assets and liabilities (cash equivalents, investments and warrant liability) measured at fair value as of June 30, 2009 and December 31, 2008 (in thousands):

Description	Total	Fair Value Measurements at June 30, 2009
		Level 1	Level 2	Level 3
Assets:
Money market funds	$26,778	$—	$26,778	$—
U.S. government and governmental agency obligations	5,008	—	5,008	—

Total Assets	$31,786	$—	$31,786	$—

Liabilities:
Warrant liability(1)	$277	$—	$—	$277

Description	Total	Fair Value Measurements at December 31, 2008
		Level 1	Level 2	Level 3
Assets:
Money market funds	$30,029	$—	$30,029	$—
Corporate notes	30,498	—	30,498	—
U.S. government and governmental agency obligations	22,146	—	22,146	—

Total Assets	$82,673	$—	$82,673	$—

Liabilities:
Warrant liability(1)	$633	$—	$—	$633

(1)	Refer to Common Stock and Warrants section of Note 9. Stockholders’ Equity for valuation assumptions.

The table below includes a roll forward of the balance sheet amounts for the six months ended June 30, 2009 and the year ended December 31, 2008 (including the change in fair value), for financial instruments classified as Level 3 (the warrant liability). When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology:

Description	Six Months Ended June 30, 2009	Year Ended December 31, 2008
	(in thousands)
Balance, beginning	$633	$—
Purchases, issuances, and settlements(2)	(1,723)	12,113
Total losses (gains) included in earnings(3)	1,367	(11,480)

Balance, ending	$277	$633

(2)      Refer to Common Stock and Warrants section of Note 9. Stockholders’ Equity for details of settlements in the six months ended June 30, 2009.

(3)      Losses for the six months ended June 30, 2009 related to the revaluation of the warrant liability from December 31, 2008. Gains for the year ended December 31, 2008 related to the revaluation of the warrant liability from the date of the warrant issuance (May 14, 2008) through December 31 2008. These gains and losses are reflected in our consolidated statements of operations as a component of other income (expense).

Investments

The following is a summary of our available-for-sale securities at June 30, 2009 and December 31, 2008 (in thousands):

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$26,778	$—	$—	$26,778
U.S. government agencies	5,002	6	—	5,008

	$31,780	$6	$—	$31,786

Classified as:
Cash equivalents				$26,778
Short-term investments				5,008

				$31,786

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$30,029	$—	$—	$30,029
Corporate notes	30,390	111	(3)	30,498
U.S. government agencies	22,008	138	—	22,146

	$82,427	$249	$(3)	$82,673

Classified as:
Cash equivalents				$30,029
Short-term investments				52,644

				$82,673

As of June 30, 2009, none of our securities had an unrealized loss. As of December 31, 2008, we only had one security that had an unrealized loss and received full value when this corporate note matured on March 4, 2009. The gross unrealized loss in our portfolio of investments represented approximately 0.004% of the total fair value of the portfolio as of December 31, 2008. During the year ended December 31, 2008, we sold three credit card asset-backed debt securities issued by one issuer with a book value of $7.1 million based on possible future credit concerns. These three securities comprised our entire holdings from this issuer. We realized gains of $13,986 from the sale of these securities.

All of our available-for-sale investment securities have matured as of the date of this report and we currently are only invested in a money market fund.

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

For a warrant classified as a derivative liability pursuant to FAS 133 and FAS 150, the fair value of the warrant is recorded on the consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The changes in fair value of the warrant are recorded in the consolidated statements of operations as a component of other income (expense). The fair value of the warrant is estimated using the Black Scholes option valuation model through May 17, 2009 and based upon the amount of cash that would be paid to settle the warrant as of June 30, 2009. Refer to Common Stock and Warrants section of Note 9. Stockholders’ Equity for details of the warrant exchange that was effected in May 2009. The warrant will continue to be reported as a liability until such time as the instrument is exercised or is otherwise modified to remove the provisions which require this treatment, at which time the warrant is adjusted to fair value and reclassified from liabilities to stockholders’ equity. If the warrant is reclassified as permanent equity, the fair value of the warrant would be recorded in stockholders’ equity and no further adjustment would be made in subsequent periods.

Recently issued accounting standards

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and evaluated our subsequent events through August 5, 2009, the date the condensed consolidated financial statements were issued. The adoption of SFAS 165 did not have a material effect on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to the Company.

2. Restructuring Charges

In October 2008, in view of the termination of both the VITAL-1 and VITAL-2 Phase 3 clinical trials, we ended further development of GVAX immunotherapy for prostate cancer and following approval by the Board of Directors implemented a substantial restructuring plan that resulted in the reduction of our staff of 290 by approximately 95 percent as of June 30, 2009 with further reductions anticipated during 2009 as additional activities are phased out.

In connection with this restructuring, in March 2009, we entered into lease termination agreements on our facility in Hayward, California, and relocated our corporate headquarters to short-term office space in South San Francisco, California. We paid the landlord a lease termination fee of $3.6 million and issued one million shares of our common stock, with a fair value of $0.3 million, to the landlord in April 2009 upon the lease termination becoming effective. These costs were recorded as a component of the restructuring charges in our condensed consolidated statements of operations for the three months ended March 31, 2009 as we ceased to use these facilities in February 2009. These costs were more than offset by a $4.1 million non-cash gain recorded as a component of restructuring charges from recognizing the deferred rent related to the terminated operating leases.

The following table summarizes the restructuring including lease termination cost activities for the six months ended June 30, 2009 (in thousands):

	One- Time Termination Benefits	Lease Termination Costs	Total
Accrued restructuring as of December 31, 2008	$4,851	$—	$4,851
Costs incurred and recorded as restructuring charges	3,484	3,900	7,384
Cash payments	(7,363)	(3,550)	(10,913)
Non-cash settlements	(34)	(350)	(384)

Accrued restructuring as of June 30, 2009	$938	$—	$938

From October 2008 through the second quarter of 2009, we incurred a total of $17.1 million in restructuring charges including lease termination costs related to this restructuring plan. These costs included a total of $17.9 million related to employee severance and benefit arrangements and $18.0 million for lease termination costs partially offset by $18.8 million of gains recognized upon the termination of leases. We recorded the additional accruals, net of adjustments, as restructuring charges on the condensed consolidated statements of operations. We estimate the restructuring plan in aggregate will cost approximately $19.2 million, comprised of employee severance and lease termination costs.

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

	Underlying shares as of June 30,
	2009	2008
	(in thousands)
Convertible senior notes	30,699	15,934

Outstanding stock options and restricted stock units	2,776	11,386

Warrants to purchase common stock	3,550	11,490

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to our stockholders’ equity that are excluded from net loss, such as unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments. The following table presents the calculation of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net loss	$(3,844)	$(2,755)	$(12,550)	$(25,307)
Other comprehensive income (loss):
Change in unrealized gains on investments, net of tax	(34)	(408)	(240)	(287)
Net change in foreign currency translation gains (losses), net	(7)	(1)	(7)	(2)

Comprehensive loss	$(3,885)	$(3,164)	$(12,797)	$(25,596)

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

In August 2008 and October 2008, we terminated both the VITAL-1 and VITAL-2 Phase 3 clinical trials and placed on hold the further development of GVAX immunotherapy for prostate cancer. Our decision to place on hold further development of GVAX immunotherapy for prostate cancer resulted in Takeda terminating our collaborative agreement in December 2008. Due to the termination of our collaborative agreement, all deliverables under this agreement were cancelled. As a result, on December 1, 2008, we recognized as revenue the remaining balance of deferred revenue of $37.9 million of the upfront payment from Takeda.

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

6. Convertible Senior Notes

In January 2009, we repurchased an aggregate of $2.6 million face value of our 3.125% Convertible Senior Notes due in 2011, or Existing Notes, at an overall discount of approximately 60 percent from face value in a series of privately negotiated transactions with institutional holders of the Existing Notes, for aggregate consideration of $1.0 million in cash, plus accrued but unpaid interest. We recorded a net gain of $1.5 million, or $0.02 per basic and diluted share, from the purchase of debt comprised of a gross gain of $1.5 million less $50,000 of unamortized debt issuance costs related to the repurchased Existing Notes.

In June 2009, we commenced a tender offer, or the Exchange Offer, to exchange all of the Existing Notes at a purchase price for each $1,000 principal amount of (i) $500 in cash, plus accrued interest, (ii) approximately $140 worth of common stock equal to approximately 206 shares of common stock, and (iii) $310 of new 3.125% Convertible Senior Notes due in May 2013, or the New Notes. In June 2009, as a result of the tender offer, we repurchased an aggregate of $67.1 million face value of our Existing Notes for approximately $33.5 million in cash and $0.3 million in accrued interest, 13.8 million shares of common stock, and $20.8 million of the New Notes. In accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” the carrying amount of the New Notes as of June 30, 2009 includes principal of $20.8 million and $2.5 million of interest payable over the life of the New Notes. We recorded a net gain of $4.4 million, or $0.05 per basic and diluted share, from the debt exchange comprised of (in millions):

Principal value of Existing Notes on the date of the exchange (June 24, 2009)	$68.3
Principal value of Existing Notes not exchanged	(1.2)
Cash payments	(33.5)
Issuance of common stock	(4.7)
New Notes issued upon exchange (principal portion)	(20.8)
Interest to be paid on New Notes	(2.5)
Unamortized debt issuance costs related to the exchanged Existing Notes	(0.8)
Other related costs	(0.4)

Total gain on debt exchange	$4.4

As of June 30, 2009, approximately $1.2 million of the Existing Notes remain outstanding, $15,000 of related unamortized debt issuance costs remains to be amortized as interest expense related to the Existing Notes, and $20.8 million in principal and $2.5 million in interest for the New Notes are outstanding.

Interest on the New Notes is payable on May 1 and November 1 each year through maturity. Under certain circumstances, we may redeem some or all of the New Notes on or after May 1, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest (the Redemption). Holders of the notes may require us to purchase some or all of their New Notes if certain changes in control occur, at a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest (the Repurchase). The New Notes are convertible into our common stock, initially at the conversion price of $0.68 per share, equal to a conversion rate of 1,470.5882 shares of common stock per $1,000 principal amount of New Notes, subject to adjustments for stock dividends, stock splits, and other similar events. We determined that the Redemption, the Repurchase and one of the conversion rate adjustment features should be bifurcated from the New Notes and accounted for as a single, compound derivative. However, the fair value of this derivative is de minimis and, accordingly, we have not separately accounted for it.

The Exchange Offer was commenced in connection with a Settlement and Exchange Support Agreement we entered into with Tang Capital Partners, LP, or Tang Capital, on May 10, 2009, in settlement of a creditor derivative lawsuit filed by Tang Capital on May 5, 2009 in The Court of Chancery of the State of Delaware against the Company and its directors and executive officers. The lawsuit sought, among other things, a declaration that the Company is insolvent and an injunction prohibiting previously disclosed executive retention payments. On July 1, 2009, following the completion of the Exchange Offer and pursuant to the terms of the Settlement and Exchange Support Agreement, Tang Capital withdrew the lawsuit.

The following table represents the future payments by year of our convertible senior notes at June 30, 2009:

	Payment Due by Year (in 000’s)
	Total	2009	2010	2011	2012	2013
Existing Notes and related interest	$1,331	$19	$39	$1,273	$—	$—
New Notes and related interest	23,285	229	649	649	650	21,108

Total	$24,616	$248	$688	$1,922	$650	$21,108

7. Stock-Based Compensation

Stock-based compensation expense recognized during the three and six months ended June 30, 2009 and 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or FAS 123R, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

On June 30, 2009, 32,000 restricted stock units granted in June 2008 to our outside directors vested. In accordance with FAS 123R, the fair value of the restricted stock units was based upon the closing sales price of our common stock on the grant date.

Stock-based compensation expense recognized under FAS 123R was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Research and development	$—	$1,346	$54	$2,614
General and administrative	118	438	288	832

Total stock-based compensation expense	$118	$1,784	$342	$3,446

Effect on earnings per share-basic and diluted	$0.00	$0.02	$0.00	$0.04

As of June 30, 2009, total stock-based compensation cost related to nonvested stock options not yet recognized was $1.6 million, some of which may not be recorded to stock-based compensation expense if these stock options do not vest due to our substantial restructuring plan.

Valuation Assumptions for Stock Options

The compensation expense related to stock options recognized under FAS 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009 (1)	2008	2009 (1)	2008
Dividend yield	—	0.00%	—	0.00%
Annual risk free rate of return	—	3.38%	—	2.55%
Expected volatility	—	0.60	—	0.57
Expected term (years)	—	5.30	—	5.30

(1)	– No stock options were granted during the three and six months ended June 30, 2009.

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

8. Income Taxes

We account for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” or FAS 109. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have recorded a valuation allowance against our net deferred tax assets because we do not expect to generate sufficient taxable income in the future to benefit from these deferred tax assets.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48 on January 1, 2007. As of June 30, 2009 and December 31, 2008, we had zero unrecognized tax benefits. Our policy is to account for interest and penalties related to income tax matters in the income tax provision in the consolidated statement of operations. Accrued interest and penalties related to uncertain tax positions are included within the related tax liability line in the consolidated balance sheet. The tax benefit for the three and six months ended June 30, 2008 is related to a $6.3 million decrease in accrued income taxes as a result of closing certain years to examination under relevant statutes of limitation.

We file tax returns in the U.S., U.K. and California. In general, our tax returns filed for the years 2006 through 2008 remain open to examination for U.S. and U.K. purposes, and those filed for the years 2001 through 2008 remain open to examination for California purposes.

9. Stockholders’ Equity

Committed Equity Financing Facility

On April 9, 2009, we terminated the Committed Equity Financing Facility, or 2007 CEFF, with Kingsbridge Capital Limited, or Kingsbridge. Pursuant to the 2007 CEFF Kingsbridge had committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of the Company’s common stock or an aggregate of $75.0 million during the three year period following entry into the 2007 CEFF. However, Kingsbridge was not obligated to purchase shares at prices below $1.75 per share, which our common stock was trading substantially below as of April 9, 2009, or at a price below 85% of the closing share price of our common stock on the trading day immediately preceding the commencement of a drawdown. As of the date of the termination, we had raised $23.0 million from the sale of 7.1 million shares of common stock to Kingsbridge and there remained approximately 4.5 million shares that may have been sold. There were no draw-downs during the six months ended June 30, 2009 and 2008. No termination penalties were incurred as a result of the termination.

Common Stock and Warrants

In May 2008, we received net proceeds of approximately $28.1 million in a registered direct offering, after deducting placement agents’ fees and stock issuance costs of approximately $1.9 million, from the sale of 7.1 million shares of our common stock at $4.22 per share and warrants to purchase 8.5 million shares of our common stock at a price of $10.00 per share. The offering was made pursuant to our effective May 2007 shelf registration statement on Form S-3. These warrants became exercisable on November 14, 2008 for a period of seven years thereafter. The fair value on the date of issuance of the warrants was determined to be $12.1 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 3.6%, (ii) an expected term of 7.5 years, (iii) no dividend yield and (iv) a volatility of 55%. The warrants are classified as a derivative liability pursuant to FAS 133 and FAS 150 because there is the potential for cash settlement as a result of a change of control. Therefore, the fair value of the warrants is recorded on the condensed consolidated balance sheet as a liability and is adjusted to fair value at each financial reporting date.

In May 2009, we entered into a Warrant Exchange Agreement with Capital Ventures International, or CVI, in connection with CVI’s warrant to purchase 8.5 million shares of our common stock. Pursuant to the Exchange Agreement, we issued to CVI (i) 4.0 million shares of the our common stock and (ii) a new warrant to purchase 4.3 million shares of our common stock at a price of $10.00 per share, or the Remainder Warrant, that may be exchanged for shares of our common stock at a certain market price and, under certain circumstances involving a change in control, cash, valued in the aggregate amount of $2.0 million, or the Put Right. As of June 30, 2009, in accordance with the terms of the Exchange Agreement, CVI had partially exercised its Put Right for stock, thereby reducing the aggregate dollar value required to settle the Remainder Warrant from $2.0 million to $0.3 million and the right to purchase shares of our common stock from 4.3 million to 0.6 million. CVI was issued an additional 4.0 million shares of our common stock based on such partial exercise, which brought the cumulative total shares of common stock issued to CVI in May and June 2009 to 8.0 million. Accordingly, the fair value of the Remainder Warrant was determined to be $0.3 million, based upon the amount of cash that would be paid to settle the warrant, as of June 30, 2009. For the three and six months ended June 30, 2009, we recorded losses of $3.3 million and $3.7 million, respectively, related to the revaluation and partial settlement in stock of these warrants. In the three and six months ended June 30, 2008, we recorded a gain of $5.7 million from the revaluation of the warrant liability.

10. Subsequent Events

On July 1, 2009, a putative shareholder class action lawsuit was filed in California Superior Court in San Mateo County (Case No. 485528) naming the Company, our officers and directors, and BioSante as defendants. The lawsuit alleges that defendants breached their fiduciary duties and/or aided and abetted the breach of fiduciary duties owed to the Company’s stockholders in connection with the proposed merger between the Company and BioSante, including by failing to engage in a fair process and obtain a fair price for the sale of the Company. Plaintiffs seek an order certifying the lawsuit as a class action, injunctive relief to enjoin the merger or, in the event the merger is completed, a rescission of the merger or rescissory damages. Plaintiffs further seek an accounting for all damages and an award of attorneys’ fees and costs. On July 6, 2009, a second putative shareholder class action lawsuit naming the same parties and containing essentially identical allegations was filed in California Superior Court in San Mateo County (Case No. 485613). On July 8, 2009, a third putative shareholder class action lawsuit was filed in California Superior Court in San Mateo County (Case No. 485528), which also named the same parties and contained essentially identical allegations as the two prior lawsuits. On July 14, 2009, the parties to these three lawsuits filed a stipulation and proposed order consolidating the actions and appointing interim lead counsel, which is currently before the Court.

On July 6, 2009, a putative shareholder class action lawsuit was filed in The Court of Chancery of the State of Delaware (Case No. 4715-VCP) naming the Company, our officers and directors, and BioSante as defendants and alleging that the proposed merger between the Company and BioSante does not provide the Company’s stockholders fair compensation for the value of their stock. Plaintiffs seek an order certifying the lawsuit as a class action, injunctive relief to enjoin the merger or, in the event the merger is completed, a rescission of the merger or rescissory damages. Plaintiffs further seek an accounting for all damages and an award of attorneys’ fees and costs.

As of the date of this report, the three lawsuits filed in California Superior Court in San Mateo County and the lawsuit filed in The Court of Chancery of the State of Delaware remain pending.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Item other than statements of historical fact, including statements about future restructuring plans and the Company’s exploration of strategic alternatives including merger with or acquisition by another company, liquidation of our business, additional restructuring, repurchases of additional amounts of our convertible notes and allocation of our remaining resources toward other biopharmaceutical product areas and anticipated cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As forward-looking statements, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the ability to complete the proposed merger with BioSante Pharmaceuticals, Inc., whether the merger will achieve the anticipated benefits, our substantial indebtedness, the ability to raise capital, operating expense levels and other risks, that may affect us under “Risk Factors” under Item 1A of Part II of this Quarterly Report on Form 10-Q. We do not undertake any obligation to update forward-looking statements. The following should be read together with our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 31, 2008 and in other documents filed by us from time to time with the Securities and Exchange Commission, or SEC.

Overview

We were a biotechnology company that was focused on the development and commercialization of novel biological therapies for patients with cancer. In August 2008 and October 2008, we terminated our two Phase 3 clinical trials of GVAX immunotherapy for prostate cancer, our lead product program, implemented a substantial restructuring plan, and announced our intention to pursue strategic alternatives, including merger with or acquisition by another company, further restructuring of the Company and allocation of our resources toward other biopharmaceutical product areas, sale of the Company’s assets and liquidation of the Company. In June 2009, we announced that we entered into a definitive merger agreement with BioSante Pharmaceuticals, Inc., or BioSante, by which the companies will merge in an all-stock transaction, with BioSante continuing as the surviving company.

Second Quarter 2009 and Other Recent Highlights

•

Announced in June 2009 that we entered into a definitive merger agreement with BioSante by which the companies will merge in an all-stock transaction, with BioSante continuing as the surviving company. Under the terms of the merger agreement, our stockholders will receive 0.1615 of a share of BioSante common stock for each share of our common stock our stockholders own, subject to potential upward or downward adjustment, in accordance with a formula in the merger agreement based on Cell Genesys’ net cash. Based on the companies’ closing stock prices on June 29, 2009, this represented $0.347 per share of consideration to be received by our stockholders, or a total consideration of approximately $38 million, and a premium of 12 percent to the closing sale price of our common stock on that date. Upon completion of the transaction, BioSante stockholders prior to the merger are expected to own approximately 60.4 percent of the outstanding shares of the combined company and our former stockholders are expected to own 39.6 percent, assuming the exchange ratio is not adjusted and the number of outstanding shares of BioSante and Cell Genesys remain unchanged.

•

Announced in June 2009 that we commenced a tender offer, or the Exchange Offer, to exchange all of the $68.3 million aggregate principal amount of the Company’s 3.125% Convertible Senior Notes due in 2011, or the Existing Notes, at a purchase price for each $1,000 principal amount of (i) $500 in cash, plus accrued interest, (ii) approximately $140 worth of common stock equal to approximately 206 shares of common stock, and (iii) $310 of new 3.125% Convertible Senior Notes due in May 2013, or the New Notes. In June 2009, as a result of the Exchange Offer, we repurchased an aggregate of $67.1 million face value of our Existing Notes for approximately $33.5 million in cash and $0.3 million in accrued interest, 13.8 million shares of common stock, and $20.8 million of the New Notes. The Exchange Offer was commenced in connection with a Settlement and Exchange Support Agreement we entered into with Tang Capital Partners, LP, or Tang Capital, on May 10, 2009, in settlement of a creditor derivative lawsuit filed by Tang Capital on May 5, 2009 in The Court of Chancery of the State of Delaware against the Company and its directors and executive officers. The lawsuit sought, among other things, a declaration that the Company is insolvent and an injunction prohibiting previously disclosed executive retention payments. On July 1, 2009, following the completion of the Exchange Offer and pursuant to the terms of the Settlement and Exchange Support Agreement, Tang Capital withdrew the lawsuit.

•

Announced in May 2009 that in order to facilitate the pursuit of potential alternatives and to reduce the cash payment required under the terms of Capital Ventures International’s, or CVI, warrant to purchase approximately 8.5 million shares of our common stock in the event we were to consummate certain transactions, we entered into a Warrant Exchange Agreement with CVI, resulting in the issuance of 8.0 million shares of Cell Genesys common stock and reducing the cash payment upon the consummation of such transactions to $277,000 as of June 30, 2009. The cash payment value was estimated to be approximately $4.2 million on the last trading day prior to the execution of such agreement and had exceeded $5 million for 10 of the 20 prior trading days prior to the execution of such agreement, reaching a high of approximately $6.7 million on April 28, 2009.

•

Announced in April 2009, retention payment arrangements with the remaining executive officers in order to provide an additional incentive for such executive officers to remain employed by us as we evaluate strategic alternatives.

•

Completed the termination of facility leases for our manufacturing facility in Hayward, California following a payment of $3.6 million and the issuance of one million shares of common stock to the Hayward landlord in April 2009. We would have been obligated to make rental payments of approximately $24 million through the lease expiration in 2017 for Hayward if we had not terminated these leases.

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

Revenue recognition

Our revenues previously had been derived principally from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically included up-front payments, cost reimbursements, milestone payments and license fees. We evaluate whether the delivered element under these arrangements has value to our customer on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria were treated as one unit of accounting for the purposes of revenue recognition.

Up-front payments: Up-front payments from our research collaborations include in part payments for licenses, technology transfer and access rights. Non-refundable up-front license fees and other payments under collaboration agreements where we could not establish stand-alone value for the delivered license and where we had continued involvement following the execution of the collaboration agreement were deferred and recognized on a straight-line or ratable method over the period of our continuing involvement unless we determined that another methodology was more appropriate. We recognized cost reimbursement revenue under collaborative agreements as the related research and development services were rendered, which approximated when related costs were incurred, as provided for under the terms of these agreements.

Milestones: Payments for milestones that are based on the achievement of substantive and at-risk performance criteria were recognized in full upon achievement of the incentive milestone events in accordance with the terms of the agreement. Incentive milestone payments were triggered either by the results of our research efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. As such, the incentive milestones are substantially at risk at the inception of the agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of an incentive milestone event, we had no future performance obligations related to that milestone payment.

License fees: Non-refundable license fees where we had completed all obligations at the execution of the arrangement were recognized as revenue upon execution of the technology licensing agreement when delivery had occurred, collectability was reasonably assured and the price was fixed and determinable.

Income taxes

We account for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” or FAS 109. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have recorded a valuation allowance against our net deferred tax assets because we do not expect to generate sufficient taxable income in the future to benefit from these deferred tax assets.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48 on January 1, 2007. As of June 30, 2009 and December 31, 2008, we had zero unrecognized tax benefits. Our policy is to account for interest and penalties related to income tax matters in the income tax provision in the consolidated statement of operations. Accrued interest and penalties related to uncertain tax positions are included within the related tax liability line in the consolidated balance sheet.

We file tax returns in the U.S., U.K. and California. In general, our tax returns filed for the years 2006 through 2008 remain open to examination for U.S. and U.K. purposes, and those filed for the years 2001 through 2008 remain open to examination for California purposes.

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

FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, for the three and six months ended June 30, 2009, we recognized $0.1 million and $0.3 million of stock-based compensation expense, respectively, in operating expenses with an allocation of zero and $0.1 million, respectively, to research and development and $0.1 million and $0.2 million, respectively, to general and administrative expenses. For the three and six months ended June 30, 2008, we recognized $1.8 million and $3.4 million of stock-based compensation expense, respectively, in operating expenses with an allocation of $1.3 million and $2.6 million, respectively, to research and development and $0.5 million and $0.8 million, respectively, to general and administrative expenses. The allocation of employee stock-based compensation costs to each operating expense line is estimated based on specific employee headcount information at each grant date and revised, if necessary, in future periods if actual employee headcount information differs materially from those estimates. As a result, the amount of employee stock-based compensation costs we record in future periods in each operating expense line may differ significantly from what we have recorded in the current period. As of June 30, 2009, total stock-based compensation cost related to nonvested stock options not yet recognized was $1.6 million, some of which may not be recorded to stock-based compensation expense if these stock options do not vest due to our substantial restructuring plan.

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

For a warrant classified as a derivative liability pursuant to FAS 133 and FAS 150, the fair value of the warrant is recorded on the consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The changes in fair value of the warrant are recorded in the consolidated statements of operations as a component of other income (expense). The fair value of the warrant is estimated using the Black Scholes option valuation model through May 17, 2009 and based upon the amount of cash that would be paid to settle the warrant as of June 30, 2009. The warrant will continue to be reported as a liability until such time as the instrument is exercised or is otherwise modified to remove the provisions which require this treatment, at which time the warrant is adjusted to fair value and reclassified from liabilities to stockholders’ equity. If the warrant is reclassified as permanent equity, the fair value of the warrant would be recorded in stockholders’ equity and no further adjustment would be made in subsequent periods.

Fair value

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or FAS 157, on a prospective basis for our financial assets and liabilities. We do not hold any non-financial assets that are recognized or disclosed at fair value. FAS 157 requires that we determine the fair value of assets and liabilities using the fair value hierarchy established in FAS 157 and describes three levels of inputs that may be used to measure fair value, as follows:

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

In accordance with FAS 157, the following table represents the fair value hierarchy for our assets and liabilities (cash equivalents, investments and warrant liability) measured at fair value as of June 30, 2009 and December 31, 2008 (in thousands):

Description		Fair Value Measurements at June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$26,778	$—	$26,778	$—
U.S. government and governmental agency obligations	5,008	—	5,008	—

Total Assets	$31,786	$—	$31,786	$—

Liabilities:
Warrant liability(1)	$277	$—	$—	$277

Description	Total	Fair Value Measurements at December 31, 2008
		Level 1	Level 2	Level 3
Assets:
Money market funds	$30,029	$—	$30,029	$—
Corporate notes	30,498	—	30,498	—
U.S. government and governmental agency obligations	22,146	—	22,146	—

Total Assets	$82,673	$—	$82,673	$—

Liabilities:
Warrant liability(1)	$633	$—	$—	$633

(1)	Refer to the Common Stock and Warrants section of Note 9. “Stockholders’ Equity” of Notes to Condensed Consolidated Financial Statements for valuation assumptions.

The table below includes a roll forward of the balance sheet amounts for the six months ended June 30, 2009 and the year ended December 31, 2008 (including the change in fair value) for financial instruments classified as Level 3 (the warrant liability). When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology:

Description	Six Months Ended June 30, 2009	Year Ended December 31, 2008,
	(in thousands)
Balance, beginning	$633	$—
Purchases, issuances, and settlements(2)	(1,723)	12,113
Total loss (gain) included in earnings(3)	1,367	(11,480)

Balance, ending	$277	$633

(2)      Refer to Common Stock and Warrants section of Note 9. “Stockholders’ Equity” of Notes to Condensed Consolidated Financial Statements for details of settlements in the six months ended June 30, 2009.

(3)      Losses for the six months ended June 30, 2009 related to the revaluation of the warrant liability from December 31, 2008. Gains for the year ended December 31, 2008 related to the revaluation of the warrant liability from the date of the warrant issuance (May 14, 2008) through December 31 2008. These gains and losses are reflected in our consolidated statements of operations as a component of other income (expense).

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

Recently issued accounting standards

        In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and evaluated our subsequent events through August 5, 2009, the date the condensed consolidated financial statements were issued. The adoption of SFAS 165 did not have a material effect on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to the Company.

Results of Operations

Revenue

We have derived substantially all of our revenues from collaborative and license agreements, as shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Takeda	$—	$15,813	$638	$15,813
GBP IP, LLC	—	—	—	12,000
sanofi-aventis Group	—	—	109	1,000
Other	—	753	—	1,171

	$—	$16,566	$747	$29,984

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

In August 2008 and October 2008, we terminated both the VITAL-1 and VITAL-2 Phase 3 clinical trials and placed on hold the further development of GVAX immunotherapy for prostate cancer. Our decision to place on hold further development of GVAX immunotherapy for prostate cancer resulted in Takeda terminating our collaborative agreement in December 2008. Due to the termination of our collaborative agreement, all deliverables under this agreement were cancelled. As a result, on December 1, 2008, we recognized as revenue the remaining balance of deferred revenue of $37.9 million of the upfront payment from Takeda.

Additionally, Takeda agreed to pay for all external development costs associated with the ongoing Phase 3 clinical development of GVAX immunotherapy for prostate cancer, including the cost of product, all internal and external additional development costs and all commercialization costs. For the three and six months ended June 30, 2009 we recorded reimbursement revenue of none and $0.6 million, respectively. Reimbursement revenue from Takeda ended during the first quarter of 2009 as a result of Takeda terminating this agreement.

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

Other

We recognized revenue of $0.1 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively, in connection with our gene activation technology license agreement with sanofi-aventis Group for gene activated erythropoietin. In March 2009, we entered into a settlement agreement with sanofi-aventis which provided for the settlement of any and all issues under the license agreement between the companies. This settlement agreement resulted from a notice from sanofi-aventis in November 2008 informing us of its intention to terminate this license agreement. Under the settlement agreement, sanofi-aventis made a one time final payment to us in the amount of $0.1 million.

Research and development expenses

Research and development expenses were zero and $0.5 million for the three and six months ended June 30, 2009, respectively, compared to $25.3 million and $54.6 million for the three and six months ended June 30, 2008, respectively. The decrease in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was due to the termination of both the VITAL-1 and VITAL-2 Phase 3 clinical trials. Prior to our announcement in October 2008 that we placed on hold the further development of GVAX immunotherapy for prostate cancer, we continued to deploy the majority of our research and development resources to advance GVAX immunotherapy for prostate cancer. Expenses related to GVAX immunotherapy for leukemia, GVAX immunotherapy for pancreatic cancer, the oncolytic virus therapy CG0070 and other potential product candidates in preclinical studies were a minor proportion of our overall spending in research and development activities. We currently do not expect to incur further research and development expenses due to the restructuring activities that we have implemented as a result of ending further development of GVAX immunotherapy for prostate cancer.

General and administrative expenses

General and administrative expenses consist primarily of compensation, including non-cash, stock-based compensation, for employees in executive and operational functions, including finance, legal, information technology, human resources and business development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with exploring alternatives and with obtaining and maintaining patents. General and administrative expenses were $3.6 million and $10.6 million for the three and six months ended June 30, 2009, respectively, compared to $4.6 million and $10.0 million for the three and six months ended June 30, 2008, respectively. Future spending for general and administrative costs, excluding costs associated with exploring alternatives, is expected to decrease significantly as additional activities are phased out.

Restructuring charges

In October 2008, in view of the termination of both the VITAL-1 and VITAL-2 Phase 3 clinical trials, we placed on hold the further development of GVAX immunotherapy for prostate cancer and following approval by the Board of Directors implemented a substantial restructuring plan that resulted in the reduction of our staff of 290 by approximately 80 percent as of December 31, 2008, and approximately 95 percent as of the date of this report, with further reductions anticipated during 2009 as additional activities are phased out. In connection with this restructuring, in March 2009, we entered into agreements to terminate our leases on our facilities in Hayward, California, and relocated our corporate headquarters to short-term office space in South San Francisco, California. In connection with the lease termination becoming effective, we paid the landlord a lease termination fee of $3.6 million and issued one million shares of our common stock with a fair value of $0.3 million to the landlord in April 2009. As a result, we recorded a restructuring charge of $0.7 million and $3.3 million for the three and six months ended June 30, 2009, respectively, including $3.5 million for workforce reduction initiatives, and $3.9 million for lease termination costs partially offset by a $4.1 million non-cash gain from recognizing the deferred rent related to terminated operating leases. At June 30, 2009, $0.9 million of termination benefits remained unpaid, which were classified under accrued restructuring liabilities on the condensed consolidated balance sheet.

Gain from purchase and exchange of convertible senior notes

In October and November 2004, we issued $145.0 million aggregate principal amount of our 3.125% Convertible Senior Notes due in 2011, or the Existing Notes. In October and December 2008, we repurchased an aggregate of approximately $74.1 million principal amount of our Existing Notes, at an overall discount of approximately 60 percent from face value resulting in $70.9 million aggregate principal amount remaining outstanding as of December 31, 2008. In January 2009, we repurchased an aggregate of approximately $2.6 million principal amount of our Existing Notes, at an overall discount of approximately 60 percent from face value for aggregate consideration of approximately $1.0 million in cash, plus accrued but unpaid interest. This purchase of debt resulted in a net gain of approximately $1.5 million after deducting $50,000 of unamortized debt issuance costs related to the repurchased Existing Notes. As a result of the retirement of the repurchased Existing Notes, $68.3 million aggregate principal amount remained outstanding.

        In June 2009, we commenced the Exchange Offer in which we offered to exchange all of the remaining $68.3 million aggregate face value of our Existing Notes at a purchase price for each $1,000 principal amount of (i) $500 in cash, plus accrued interest, (ii) approximately $140 worth of common stock equal to approximately 206 shares of common stock, and (iii) $310 of our New Notes. In June 2009, as a result of the Exchange Offer, we repurchased an aggregate of $67.1 million face value of our Existing Notes for approximately $33.5 million in cash and $0.3 million in accrued interest, 13.8 million shares of common stock, and $20.8 million of our New Notes. We recorded a net gain of $4.4 million, or $0.05 per basic and diluted share, from this debt exchange including $0.8 million of unamortized debt issuance costs related to the repurchased Existing Notes and $0.3 million of other related costs. As of the date of this report, approximately $1.2 million of the Existing Notes remain outstanding and $20.8 million in principal of the New Notes are outstanding. The Exchange Offer was commenced in connection with a Settlement and Exchange Support Agreement we entered into with Tang Capital Partners, LP, or Tang Capital, on May 10, 2009, in settlement of a creditor derivative lawsuit filed by Tang Capital on May 5, 2009 in The Court of Chancery of the State of Delaware against the Company and its directors and executive officers. The lawsuit sought, among other things, a declaration that the Company is insolvent and an injunction prohibiting previously disclosed executive retention payments. On July 1, 2009, following the completion of the Exchange Offer and pursuant to the terms of the Settlement and Exchange Support Agreement, Tang Capital withdrew the lawsuit.

Gain (loss) related to warrant liability

In order to facilitate the pursuit of potential alternatives and to reduce the cash payment required under the terms of CVI’s warrant to purchase approximately 8.5 million shares of our common stock in the event we were to consummate certain transactions, we entered into a Warrant Exchange Agreement on May 17, 2009. Pursuant to the Warrant Exchange Agreement, we issued to CVI (i) 4.0 million shares of the our common stock and (ii) a new warrant to purchase 4.3 million shares of our common stock, or the Remainder Warrant, that may be exchanged for shares of our common stock and, under certain circumstances involving a change in control, cash, valued in the aggregate amount of $2 million, or the Put Right. The potential cash payments associated with the original warrant were estimated to be approximately $4.2 million on the last trading day prior to the execution of such agreement and had exceeded $5 million for 10 of the 20 prior trading days prior to the execution of such agreement, reaching a high of approximately $6.7 million on April 28, 2009. As of June 30, 2009, in accordance with the terms of the Warrant Exchange Agreement, CVI had partially exercised its Put Right, thereby reducing the aggregate dollar value required to settle the Remainder Warrant from $2 million to $0.3 million and the right to purchase shares of our common stock from 4.3 million to 0.6 million. CVI was issued an additional 4.0 million shares of our common stock based on such partial exercise, which brought the cumulative total shares of common stock issued to CVI in May and June 2009 to 8.0 million. Accordingly, the fair value of the Remainder Warrant was determined to be equal to the $0.3 million, based upon the amount of cash that would be paid to settle the warrant, as of June 30, 2009. For the three and six months ended June 30, 2009, we recorded losses of $3.3 million and $3.7 million, respectively, related to the revaluation and partial settlement in stock of these warrants. In the three and six months ended June 30, 2008, we recorded a gain of $5.7 million from the revaluation of the warrant liability.

Interest and other income

Interest and other income were $0.1 million and $0.3 million for the three and six months ended June 30, 2009, respectively, compared to $1.1 million and $2.5 million for the three and six months ended June 30, 2008, respectively. The decrease for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 were due primarily to the decrease in short-term investments, and to a lesser extent lower interest rates.

Interest expense

Interest expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2009, respectively, compared to $2.5 million and $5.1 million for the three and six months ended June 30, 2008, respectively. The decreases for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 were due to having less convertible notes outstanding at June 30, 2009. Additionally, the termination of our South San Francisco capital lease in December 2008 resulted in a $1.2 million and $2.4 million decrease in interest expense for the three and six months ended June 30, 2009, respectively.

Income tax provision

The income tax provision was zero for the three and six months ended June 30, 2009. The tax benefit for the three and six months ended June 30, 2008 was related to a $6.3 million decrease in accrued income taxes as a result of closing certain years to examination under relevant statutes of limitation.

Liquidity and Capital Resources

At June 30, 2009, we had $35.6 million in cash, cash equivalents and short-term investments, of which $2.7 million was classified as restricted and was related to letters of credit securing certain executive Retention Payment Agreements with the remaining executive officers: Stephen A. Sherwin, M.D., Chairman of the Board and Chief Executive Officer; Sharon E. Tetlow, Senior Vice President and Chief Financial Officer; Marc L. Belsky, Vice President, Finance and Chief Accounting Officer; and Robert H. Tidwell, Senior Vice President, Corporate Development. We have historically maintained our financial position through strategic management of our resources including accessing debt and equity financing and funding from various corporate collaborations and licensing agreements.

Equity Financing

On April 9, 2009, we terminated the Committed Equity Financing Facility, or 2007 CEFF, with Kingsbridge Capital Limited, or Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 11.6 million shares of the Company’s common stock or an aggregate of $75.0 million during the three year period following entry into the 2007 CEFF. However, Kingsbridge was not obligated to purchase shares at prices below $1.75 per share, which our common stock was trading substantially below as of April 9, 2009, or at a price below 85% of the closing share price of our common stock on the trading day immediately preceding the commencement of a drawdown. As of the date of the termination, we had raised $23.0 million from the sale of 7.1 million shares of common stock to Kingsbridge and there remained approximately 4.5 million shares that may have been sold. There were no draw-downs during the six months ended June 30, 2009 and 2008. No termination penalties were incurred as a result of the termination.

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

On May 16, 2007, our shelf registration statement on Form S-3 was declared effective by the SEC under the Securities Act, which allows us to offer up to $150.0 million of securities on short notice in one or more public offerings under the Securities Act. As of June 30, 2009, $120 million is available for issuance under this shelf registration statement.

Debt Financing

In October and November 2004, we issued and sold a total of $145.0 million aggregate principal amount of our Existing Notes in a private placement. We received approximately $139.9 million in proceeds after deducting the initial purchasers’ discount and estimated offering expenses, which we used, in part, to repay bank debt totaling $95.0 million. Under certain circumstances, we may redeem some or all of the convertible senior notes on or after November 1, 2009 at a redemption price equal to 100% of the principal amount of the notes. Holders of the notes may require us to repurchase some or all of their notes if a fundamental change (as defined in the indenture) occurs, at a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest (and additional amounts, if any) to, but not including, the repurchase date. The notes are convertible into our common stock, initially at the conversion price of $9.10 per share, equal to a conversion rate of approximately 109.8901 shares per $1,000 principal amount of notes, subject to adjustments for stock dividends, stock splits and other similar events. Debt issuance costs of $5.3 million incurred in connection with the issuance of the notes were recorded as other noncurrent assets, and were being amortized to interest expense on a straight-line basis over the contractual term of the notes.

In October 2008, we repurchased an aggregate of $26.3 million face value of our Existing Notes, at an overall discount of approximately 60 percent from face value in a series of privately negotiated transactions with institutional holders of the notes, for aggregate consideration of $10.5 million in cash, plus accrued but unpaid interest. In November 2008, we commenced a tender offer in which we offered to purchase up to $80 million aggregate principal amount of our outstanding Existing Notes at a price not greater than $400 nor less than $340 per $1,000 principal amount, plus accrued and unpaid interest. In December 2008, as a result of the tender offer, we repurchased an aggregate of $47.8 million face value of the notes, at an overall discount of 60 percent from face value, for aggregate consideration of approximately $19.1 million in cash, plus accrued but unpaid interest. As of December 31, 2008, there was $70.9 million aggregate principal amount of notes outstanding, and $1.0 million of unamortized debt issuance costs remaining to be amortized as interest expense.

In January 2009, we repurchased an aggregate of $2.6 million face value of our Existing Notes, at an overall discount of approximately 60 percent from face value in a series of privately negotiated transactions with institutional holders of the notes, for aggregate consideration of $1.0 million in cash, plus accrued but unpaid interest. As a result of the retirement of the repurchased Existing Notes, $68.3 million aggregate principal amount remained outstanding.

In June 2009, we commenced the Exchange Offer in which we offered to exchange all of the remaining $68.3 million aggregate face value of our Existing Notes at a purchase price for each $1,000 principal amount of (i) $500 in cash, plus accrued interest, (ii) $140 worth of common stock equal to approximately 206 shares of common stock, and (iii) $310 of our New Notes. In June 2009, as a result of the Exchange Offer, we repurchased an aggregate of $67.1 million face value of our Existing Notes for approximately $33.5 million in cash and $0.3 million in accrued interest, 13.8 million shares of common stock, and $20.8 million of New Notes. As of the date of this report, approximately $1.2 million of the Existing Notes remain outstanding and $20.8 million of the New Notes are outstanding.

Net Cash Used in Operating Activities

Net cash used in operating activities was $16.1 million for the six months ended June 30, 2009 compared to $8.8 million for the six months ended June 30, 2008. The increase is primarily due to the termination of the collaborative agreement with Takeda which provided $50 million of funding in 2008, as well as the $3.6 million lease termination fee paid in April 2009 in connection with the Hayward lease termination becoming effective and ending further development of GVAX immunotherapy for prostate cancer. We expect our operating expenses, excluding costs associated with exploring alternatives, to decrease significantly in the near future as further activities are phased out.

Net Cash Provided by (Used in) Investing Activities

        Net cash provided by investing activities was $48.3 million for the six months ended June 30, 2009, which primarily related to maturities of short-term investments. Net cash provided by investing activities for the six months ended June 30, 2009 increased by $70.8 million compared to the six months ended June 30, 2008 primarily due to the reinvestment of the cash received from maturities of short-term investments into cash and cash equivalents. Net cash used in investing activities was $22.5 million for the six months ended June 30, 2008, which related primarily to purchases of short-term investments, partially offset by maturities and sales of short-term investments. During the six months ended June 30, 2008, we sold three credit card asset-backed debt securities issued by one issuer with a book value of $7.1 million based on possible future credit concerns. These three securities comprised our entire holdings from this issuer. We realized gains of $13,986 from the sale of these securities. Capital expenditures were $11,000 and $0.6 million for the six months ended June 30, 2009 and 2008, respectively.

As of the date of this report, all of our investments have matured and our excess cash is invested only in a money market fund.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $34.9 million for the six months ended June 30, 2009, related to the repurchase or exchange of an aggregate of $69.7 million face value of our Existing Notes as described above. Net cash provided by financing activities was $27.8 million for the six months ended June 30, 2008, primarily related to net proceeds of approximately $28.2 million in a registered direct offering from the sale of 7.1 million shares of our common stock at $4.22 per share and warrants to purchase 8.5 million shares of our common stock at a price of $10.00 per share.

Capital Requirements

Our capital requirements depend on numerous factors, including our ability to successfully implement our restructuring plan and whether we determine to pursue other biopharmaceutical product areas. Our announcement that we have terminated VITAL-1 and VITAL-2 has significantly depressed our stock price and severely impaired our ability to raise additional funds. It could be difficult or impossible for us to raise additional capital. Therefore, although we will continue to consider financing alternatives, we are considering strategic alternatives, including merger with or acquisition by another company, further restructuring, other sales of non-core assets, and other potential technology outlicensing or liquidation of the company. In June 2009, we announced that we entered into a definitive merger agreement with BioSante, by which the companies will merge in an all-stock transaction, with BioSante continuing as the surviving company.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial position, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the six months ended June 30, 2009, there were material changes outside of the ordinary course of business in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. In March 2009, we entered into an agreement to terminate our leases on our facilities in Hayward, California. In connection with the lease termination becoming effective, we paid the landlord a termination fee of $3.6 million and issued one million shares of our common stock, with a fair value of $0.3 million, to the landlord in April 2009. We vacated our Memphis facility in February 2009 and did not renew the lease when it expired in April 2009. In February 2009, we relocated our corporate offices to short-term office space in South San Francisco, California, and entered into a six month lease. In June 2009, we commenced the Exchange Offer in which we offered to exchange all of the remaining $68.3 million aggregate face value of our Existing Notes at a purchase price for each $1,000 principal amount of (i) $500 in cash, plus accrued interest, (ii) $140 worth of common stock equal to approximately 206 shares of common stock, and (iii) $310 of our New Notes. In June 2009, as a result of the Exchange Offer approximately $1.2 million of the Existing Notes due in 2011 remain outstanding and $20.8 million of the New Notes were outstanding as of June 30, 2009.

The following table represents the future payments by year of our long-term contractual obligations at June 30, 2009:

	Payment Due by Year (in 000’s)
	Total	2009	2010	2011	2012	2013
Existing Notes and related interest	$1,331	$19	$39	$1,273	$—	$—
New Notes and related interest	23,285	229	649	649	650	21,108

Total	$24,616	$248	$688	$1,922	$650	$21,108

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate sensitivity on our investments in debt securities and our outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of less than one year. As of the date of this report, all of our investment securities have matured and we currently are only invested in a money market fund. The following table provides information about our financial instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

Principal Amount by Expected Maturity and Average Interest Rate

As of June 30, 2009	2009	2010	2011	2012	2013	Total	Fair Value June 30, 2009
	(in thousands)
Total Investment Securities	$31,780	$—	$—	$—	$—	$31,780	$31,786
Average Interest Rate	0.84%	—	—	—	—	0.84%	—
Fixed Interest Rate Convertible Senior Notes	$248	$688	$1,922	$650	$21,108	$24,616	$21,480
Average Interest Rate	3.125%	3.125%	3.125%	3.125%	3.125%	3.125%

As of December 31, 2008	2009	2010	2011	2012	2013	Total	Fair Value December 31, 2008
	(in thousands)
Total Investment Securities	$82,427	$—	$—	$—	$—	$82,427	$82,673
Average Interest Rate	2.04%	—	—	—	—	2.04%	—
Fixed Interest Rate Convertible Senior Notes	$2,215	$2,215	$73,082	$—	$—	$77,512	$27,329
Average Interest Rate	3.125%	3.125%	3.125%	—	—	3.125%

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

We significantly reduced the staffing levels in the accounting and finance function, during the quarter ended June 30, 2009, as a result of eliminating all of our research and development, manufacturing, clinical and regulatory activities. We reassigned various and critical activities to maintain our internal control procedures. Therefore there were no significant changes made to our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On May 5, 2009, Tang Capital filed suit in The Court of Chancery of the State of Delaware (Case No. 4566-VCS) against the Company and our directors and executive officers. The lawsuit seeks, among other things, a declaration that the Company is insolvent and an injunction prohibiting the board from paying the executive retention payments that were disclosed on April 9, 2009. On May 10, 2009, the Company entered into a Settlement and Exchange Support Agreement pursuant to which Tang Capital agreed to withdraw the lawsuit if the exchange offer is successfully completed in accordance with the terms and conditions of the agreement. On July 1, 2009, at Tang Capital’s request the Court dismissed Tang Capital’s lawsuit with prejudice.

        On July 1, 2009, a putative shareholder class action lawsuit was filed in California Superior Court in San Mateo County (Case No. 485528) naming the Company, our officers and directors, and BioSante as defendants. The lawsuit alleges that defendants breached their fiduciary duties and/or aided and abetted the breach of fiduciary duties owed to the Company’s stockholders in connection with the proposed merger between the Company and BioSante, including by failing to engage in a fair process and obtain a fair price for the sale of the Company. Plaintiffs seek an order certifying the lawsuit as a class action, injunctive relief to enjoin the merger or, in the event the merger is completed, a rescission of the merger or rescissory damages. Plaintiffs further seek an accounting for all damages and an award of attorneys’ fees and costs. On July 6, 2009, a second putative shareholder class action lawsuit naming the same parties and containing essentially identical allegations was filed in California Superior Court in San Mateo County (Case No. 485613). On July 8, 2009, a third putative shareholder class action lawsuit was filed in California Superior Court in San Mateo County (Case No. 485528), which also named the same parties and contained essentially identical allegations as the two prior lawsuits. On July 14, 2009, the parties to these three lawsuits filed a stipulation and proposed order consolidating the actions and appointing interim lead counsel, which is currently before the Court.

On July 6, 2009, a putative shareholder class action lawsuit was filed in The Court of Chancery of the State of Delaware (Case No. 4715-VCP) naming the Company, our officers and directors, and BioSante as defendants and alleging that the proposed merger between the Company and BioSante does not provide the Company’s stockholders fair compensation for the value of their stock. Plaintiffs seek an order certifying the lawsuit as a class action, injunctive relief to enjoin the merger or, in the event the merger is completed, a rescission of the merger or rescissory damages. Plaintiffs further seek an accounting for all damages and an award of attorneys’ fees and costs.

As of the date of this report, the three lawsuits filed in California Superior Court in San Mateo County and the lawsuit filed in The Court of Chancery of the State of Delaware remain pending.

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

Risks Relating to the Merger

We cannot assure you that all conditions to the merger with BioSante Pharmaceuticals, Inc., or BioSante, will be completed and the merger consummated.

On June 30, 2009, we announced that we had entered into a definitive merger agreement with BioSante pursuant to which the companies will merge in an all-stock transaction, with BioSante continuing as the surviving company if the transaction is consummated. The merger is subject to the satisfaction of closing conditions, including, without limitation, (i) the adoption and approval of the merger agreement by both BioSante’s and our stockholders and the approval of the issuance of shares of BioSante common stock in the merger by BioSante’s stockholders; (ii) the effectiveness of a Form S-4 registration statement to be filed by BioSante with the SEC to register the shares of BioSante common stock to be issued in connection with the merger, which will contain a joint proxy statement/prospectus; (iii) our net cash, less certain expenses and liabilities, being a specified minimum amount as of 10 calendar days prior to the anticipated closing date of the merger, which amount varies, depending upon the closing date of the merger; (iv) the execution by BioSante of a supplemental indenture with the trustee under both the indenture dated as of October 20, 2004 for our Existing Notes and under the indenture dated as of June 24, 2009 for our New Notes; and (v) other customary closing conditions. We cannot assure you that the conditions to the merger will be satisfied, or where waiver is permissible, waived or that the merger will close in the expected time frame or at all.

If the merger is not completed, the share price of our common stock and future business and operations could be significantly harmed.

If the merger is not completed, the share price of our common stock and future business and operations could be harmed and may be subject to material risks, such as:

•	a decline in the market price of our common stock to the extent the market price of our common stock positively reflects a market assumption that the merger will occur;

•	uncertainty surrounding the future direction of our product offerings, available alternatives and strategy on a standalone basis or a negative perception by the market of our business generally;

•	the diversion of the attention of our management to the merger instead of to our operations and the pursuit of other opportunities that could have been beneficial to our business;

•

our costs related to the merger, such as legal, accounting and some of the fees of our financial advisors, must be paid even if the merger is not completed and our company and stockholders do not realize any benefits of the merger; and

•	under certain circumstances, we may be required to pay BioSante a termination fee of $1 million or to reimburse BioSante for expenses up to $500,000.

Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a merger prospect or enter into or consummate a new merger agreement. Any other merger prospect may not be willing to pay an equivalent, higher or more attractive merger consideration than that which is proposed to be paid by BioSante in the merger. While the merger agreement is in effect, subject to specified exceptions, we may not take any action to solicit, initiate or knowingly encourage any takeover proposal or participate in negotiations or discussions regarding any takeover proposal or furnish any nonpublic information with respect to a takeover proposal.

Stockholders will receive 0.1615 of a share of BioSante common stock per share of our common stock (subject to certain adjustments) despite changes in the market value of our common stock or BioSante common stock.

Although the exchange ratio set forth in the merger agreement is potentially adjustable upward or downward depending upon our net cash at the determination date set forth in the merger agreement, the exchange ratio and the number of shares to be issued by BioSante, is not adjustable based on the market price of BioSante or our common stock and the merger agreement may not be terminated for any such changes. If the market price of BioSante common stock declines from the market price on the date of the merger agreement prior to the closing of the merger, our stockholders could receive merger consideration with substantially lower value. Similarly, if the market price of our common stock increases from the market price on the date of the merger agreement prior to the closing of the merger, stockholders could receive merger consideration with considerably less value. Because the exchange ratio does not adjust as a result of changes in the value of BioSante common stock, for each one percentage point that the market value of BioSante common stock rises or declines, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration issued to our stockholders. For example, on June 29, 2009, the date of the execution of the merger agreement, the closing price of BioSante common stock, as reported on the NASDAQ Global Market, was $2.15 per share. Assuming that a total of approximately 17.7 million shares of BioSante common stock are issuable to our stockholders in connection with the merger at an assumed price per share equal to the execution date closing price of BioSante common stock, the aggregate merger consideration for our stockholders would be valued at approximately $38.1 million. If, however, the closing price of BioSante common stock on the date of closing of the merger declines from the closing price on the date of the merger agreement to, for example, $1.72 per share, a decline of 20 percent, the aggregate merger consideration to be issued to our stockholders in the merger would decrease from approximately $38.1 million to approximately $30.4 million, a decline of $7.7 million, or 20 percent.

The exchange ratio in the merger agreement is subject to adjustment based on our net cash 10 days prior to the anticipated closing date, which could further dilute the ownership of our stockholders in the combined company.

Subject to the terms and conditions of the merger agreement, at the effective time of and as a result of the merger, each share of our common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.1615 of a share of BioSante common stock, subject to potential adjustment as described in the merger agreement depending upon the amount of our net cash, less certain expenses and liabilities, 10 calendar days prior to the anticipated closing date of the merger. If our net cash 10 days prior to the anticipated closing date is more than $500,000 less than the target net cash set forth in the merger agreement, then the exchange ratio will be adjusted as follows:

•

If our net cash is more than $500,000 less than the target net cash set forth in the merger agreement, the merger agreement provides for an adjustment to the exchange ratio to decrease the number of shares of BioSante common stock that our stockholders will be entitled to receive pursuant to the merger, which would further dilute the ownership of our current stockholders in the combined company.

The items that will constitute our net cash at the determination date set forth in the merger agreement are subject to a number of factors, some of which are outside our control.

The exchange ratio is not adjustable based on issuances by BioSante or by us of additional shares of common stock upon the exercise of options or warrants or the conversion of convertible securities or otherwise, which issuances would result in additional dilution to our stockholders.

As of July 31, 2009, we had outstanding options to purchase an aggregate of 2,743,957 shares of our common stock, warrants to purchase an aggregate of 4,807,547 shares of our common stock and an aggregate of $22.0 million in convertible senior notes that are convertible into shares of our common stock. As of July 31, 2009, BioSante had outstanding options to purchase an aggregate of 2,736,691 shares of BioSante common stock, warrants to purchase an aggregate of 2,698,704 shares of BioSante common stock and an aggregate of 391,286 shares of BioSante class C special stock that are convertible into shares of BioSante common stock. Although we are prohibited under the terms of the merger agreement from issuing additional equity securities other than pursuant to the exercise of outstanding options or warrants or the conversion of outstanding convertible notes, BioSante is not. It is possible that prior to the completion of the merger BioSante may issue additional equity securities in order to raise additional financing. The exchange ratio is not adjustable based on issuances by BioSante or us of additional shares of common stock for any reason. Therefore, any such issuances by BioSante or us would result in additional dilution to our stockholders.

The deal-protection provisions of the merger agreement may deter alternative transactions which could be advantageous when compared to the terms and conditions of the merger with BioSante, and, in certain circumstances, may require us to pay BioSante a $1.0 million termination fee or reimburse BioSante $500,000 for its expenses.

As a result of certain “deal-protection” provisions of the merger agreement, it is possible that a third party who might be interested in pursuing an alternative transaction with us would be discouraged from doing so. Any such proposal might be advantageous to our stockholders when compared to the merger with BioSante. In particular, provisions of the merger agreement which require the payment by us of a $1.0 million termination fee or reimbursement of up to $500,000 of expenses to BioSante may deter third parties from proposing alternative business transactions that might result in greater value to our stockholders than the merger. In addition, in the event the merger agreement is terminated by us in circumstances that may obligate us to pay a termination fee or reimburse BioSante up to $500,000 for its expenses, our stock price may decline as result of this reimbursement, our financial condition could be adversely affected and/or a potential competing third party proposing an alternative transaction may propose less favorable terms than it might otherwise have proposed.

Certain directors and executive officers have interests in the merger that may be different from, or in addition to, or conflict with interests of our stockholders generally.

Some directors and executive officers may have interests in the merger that differ from, are in addition to or conflict with interests of our stockholders. For example, the executive officers who provided information to our board of directors relating to the merger, have severance benefit arrangements, rights to acceleration of stock options or other equity awards and other benefits on a change in control and rights to ongoing indemnification that provide them with interests in the merger that may differ from our stockholders generally. In addition, the chief executive officer and chairman of the board, and another director, are expected to become directors of the combined company and receive equity and cash compensation consistent with BioSante’s standard compensation practices for directors. Stockholders should be aware of these interests when considering the recommendation of the board of directors that they vote in favor of adopting the merger agreement and the transactions contemplated thereby, including the merger.

Stockholders may not realize benefits from the merger commensurate with the ownership dilution they will experience in connection with the merger.

It is anticipated that, immediately following the completion of the merger, stockholders who prior to the closing of the merger own 100 percent of our outstanding common stock will own approximately 39.6 percent of the outstanding common stock of the combined company, assuming that our net cash balance at the determination date set forth in the merger agreement results in the exchange ratio being 0.1615. Accordingly, if the combined company is unable to realize the benefits currently anticipated from the merger, stockholders will have experienced substantial dilution of their respective ownership interests without receiving any commensurate benefit.

Risks Relating to Our Business

The continuation of our business as a going concern may depend on our ability to complete the announced merger with BioSante.

We terminated both the VITAL-1 and VITAL-2 trials and ended further development of GVAX immunotherapy for prostate cancer and have implemented a substantial restructuring plan approved by our Board of Directors. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of GVAX immunotherapy for prostate cancer, and had no near-term opportunity to initiate new phase-3 trials for this or any other product in our pipeline. As a result, we expect it to be difficult or impossible to raise the additional financing required to continue to operate our business as currently structured. We accordingly are exploring alternatives, including merger with or acquisition by another company. In June 2009, we entered into a definitive merger agreement with BioSante pursuant to which the companies will merge in an all-stock transaction, with BioSante continuing as the surviving company if the transaction is consummated. We also cannot predict whether such transaction will be approved by our stockholders or consummated. Completion of this transaction may be time-consuming and may require us to incur significant additional costs, expenses or other liabilities, including without limitation as a result of any litigation or claim asserted in connection with the transaction, even if the transaction is not successfully completed. If we are unable to complete this transaction and identify and complete an alternate strategic transaction, our business may be liquidated and our stockholders could lose some or all of their investment in our common stock.

Our business, financial condition, results of operations, cash flow and future prospects could suffer as a result of completing the announced merger with BioSante.

In June 2009, we entered into a definitive merger agreement with BioSante pursuant to which the companies will merge in an all-stock transaction, with BioSante continuing as the surviving company. This transaction will dilute our existing stockholders or cause us to incur contingent liabilities, commitments, debt or significant expense.

This acquisition by BioSante could subject us to a number of risks, including, but not limited to:

•	the assumption of additional indebtedness or contingent liabilities;

•

risks and uncertainties associated with BioSante, including but not limited to the prospects of BioSante and its product candidates and to BioSante’s business, which are discussed in the Form S-4 to be filed on or about August 7, 2009;

•	the loss of key personnel and business relationships;

•	difficulties associated with assimilating and integrating the new personnel, intellectual property and operations of the companies;

•	the expense associated with maintenance of diverse standards, controls, procedures, employees and clients; and

•	our inability to generate revenue from acquired technology sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

Stockholders may not receive any distribution of proceeds in the event of bankruptcy, liquidation or winding up of the Company.

In the event of bankruptcy, liquidation or winding up, our assets will be available for distribution to our stockholders only after all of our other liabilities have been satisfied. As of June 30, 2009, the aggregate principal amount of our outstanding convertible notes was $22.0 million, while our cash, cash equivalents and short-term investments were $35.6 million. It is uncertain what value, if any, may be realized from sale of our intellectual property, our ownership of Ceregene stock, or other non-cash assets in the event of bankruptcy, liquidation or winding up of the Company. In addition, we will continue to incur claims, liabilities and expenses from operations, such as operating costs, directors and officers insurance, general liability and other insurance, franchise, payroll and local taxes, retention and severance payments, legal, accounting and consulting fees, rent and facility costs, and miscellaneous office expenses that would reduce the amount available for payment to creditors or distribution to our stockholders upon liquidation. Stockholders would be entitled to proceeds from liquidation only if the aggregate principal amount of our then outstanding convertible notes and any other outstanding claims, liabilities and expenses are repaid in full or otherwise settled. While the alternatives we are exploring also include business combinations, allocation of our resources to other biopharmaceutical product areas, and other alternatives to liquidation, there can be no guarantee that we will be able to identify and consummate any transaction in a timely manner, on attractive terms or at all.

We no longer have any product candidates in clinical or preclinical development from which we can potentially generate any revenue from product sales.

As a result of terminating both the VITAL-1 and VITAL-2 trials we ended further development of GVAX immunotherapy for prostate cancer. We no longer have any product candidates in clinical or preclinical development. We do not expect to generate any revenue from product sales of our product candidates for at least the next several years, if ever.

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

We believe it will be difficult or impossible for us to raise additional financing. If adequate funds are not available, we may not be able to pursue other biopharmaceutical product areas, or be required to sell or merge the company or liquidate the company.

We may not be able to maintain our listing on The NASDAQ Global Market.

On October 21, 2008, we received a Nasdaq Staff Deficiency Letter, or Nasdaq Letter, indicating that we had become non-compliant with the minimum $1.00 bid price per share requirement for continued listing on The Nasdaq Global Market as set forth in Nasdaq Marketplace Rule 4450(a)(5) because the price of our stock closed below the minimum bid price of $1.00 per share for a period of 30 consecutive business days. The Nasdaq Letter indicated that in light of extraordinary market conditions, Nasdaq has determined to suspend enforcement of the minimum bid price and market value of publicly held shares requirements through

January 16, 2009. Nasdaq later announced that given the continued extraordinary market conditions, it would extend the suspension of the minimum bid price and market value of publically held shares requirements through April 20, 2009. Accordingly, we had until October 27, 2009 to regain compliance with the requirement of maintaining a minimum closing bid price of $1.00 per share. On March 24, 2009, we received another notice from Nasdaq, stating that enforcement of the bid price and market value of publically held shares rules is scheduled to resume on July 20, 2009. This notice indicated that prior to the resumption of these rules, Nasdaq will inform the Company of the specific date by which it needs to regain compliance. On July 13, 2009, we received another notice from Nasdaq, stating that enforcement of the bid price and market value of publically held shares rules is scheduled to resume on August 3, 2009 and that we have until January 29, 2010 to regain compliance. Companies listed on Nasdaq are required to maintain a minimum closing bid price of $1.00 per share. Nasdaq uses the consolidated closing bid price to determine whether a company complies with this requirement. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, Capital Market companies can receive an additional 180-day compliance period if they meet all initial inclusion requirements for the Capital Market, except for the bid price requirement. If a Global Select Market or Global Market company is unable to comply with the bid price requirement prior to the expiration of its 180-day compliance period, it may transfer to the Nasdaq Capital Market, so as to take advantage of the additional compliance period offered on that market, provided it meets all requirements for initial listing on the Nasdaq Capital Market, except for the bid price requirement.

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

We have incurred an accumulated deficit since our inception. As of June 30, 2009, our accumulated deficit was $550.6 million. We expect to incur operating losses for the foreseeable future. In the past, these losses were due primarily to the expansion of development programs, clinical trials and manufacturing activities in connection with the development of GVAX immunotherapy for prostate cancer, which we have ended, and, to a lesser extent, general and administrative expenses, at a time when we have yet to realize any product revenues. We no longer have any product candidates in clinical or preclinical development, and we do not expect to realize any revenues from product sales in the next several years, if ever. We expect that losses will fluctuate from quarter to quarter as we implement our substantial restructuring plan and expense restructuring charges. We may not ever achieve positive cash flow or profitability.

Our substantial indebtedness could harm our financial condition.

We have a significant amount of debt. As of June 30, 2009, we had $22.0 million aggregate principal amount of outstanding convertible notes, while our, cash, cash equivalents and short-term investments were $35.6 million and we currently have no significant source of revenues. Our annual interest payment on these notes is approximately $0.7 million. Our substantial indebtedness could harm our business, results of operations, financial condition, cash flow and future prospects. For example, it could:

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

We may not have sufficient funds to pay principal and interest on our outstanding convertible notes due in 2013 and 2011 when due.

As of June 30, 2009 we had $20.8 million aggregate principal amount of outstanding convertible notes due in 2013 and $1.2 million aggregate principal amount of outstanding convertible notes due in 2011, while our, cash, cash equivalents and short-term investments were $35.6 million, and currently we have no significant source of revenues. If we were unable to obtain additional financing or revenues from other sources, we may not have sufficient cash remaining for operations which could result in bankruptcy.

If we reallocate our resources to other biopharmaceutical product areas, we may not be successful in developing a new product candidate and we will be subject to all the risks and uncertainties associated with research and development of new biopharmaceutical product candidates.

If our announced merger with BioSante is not completed then we may explore the possibility of reallocating our resources towards other biopharmaceutical product areas. We cannot guarantee that any such allocation would result in the identification and successful development of a commercially viable product candidate. The development of biopharmaceutical product candidates is subject to a number of risks and uncertainties, including but not limited to:

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

•	the ability to protect the intellectual property rights associated with a product candidate;

•	litigation;

•	competition;

•	ability to comply with ongoing regulatory requirements;

•	government restrictions on the pricing and profitability of prescription pharmaceuticals in the United States; and elsewhere; and

•

the extent to which third-party payers, including government agencies, private health care insurers and other health care payers, such as health maintenance organizations, and self-insured employee plans, will cover and pay for newly approved therapies.

The commercial value of our patents is uncertain.

        As of June 30, 2009, following a series of decisions to reduce expenses related to the maintenance and prosecution of our patents, we had 95 U.S. and non-U.S. patents issued or granted to us or available for use by us based on licensing arrangements and 82 U.S. and non-U.S. applications pending in our name or available for use by us based on licensing arrangements. The patent positions of pharmaceutical and biotechnology firms, including ours, are generally uncertain and involve complex legal and factual questions. We believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. We cannot be certain whether any given patent application filed by us or our licensors will result in the issuance of a patent or if any given patent issued to us or our licensors will later be challenged and invalidated. Nor can we be certain whether any given patent that may be issued to us or our licensors will provide any significant proprietary protection to our products and business. Others may have filed patent applications or received patents and may file additional patent applications and obtain additional patents that may prevent patents being issued to us or our licensors or limit the scope of those patents. Depending upon their filing date, patent applications in the United States are confidential until the patent applications are published, typically eighteen months after their filing date, or patents are issued. Outside the United States, patent applications are confidential until they are published, typically eighteen months after their first filing date. In addition, publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several to many months. Accordingly, we cannot be sure that we or our licensors were the first creator of inventions covered by our or our licensors’ pending patent applications or issued patents or that we or our licensors were the first to file patent applications for these inventions. In addition, because patents have a limited life, subject to potential extensions, patents issued to us or our licensors may have expired prior to or have limited term remaining after the first commercial sale of a related product. As a result, the commercial value of these patents might be limited. The strategic alternatives we are exploring include the sale of our assets, but we may not be able to sell our intellectual property at attractive prices or for any price, or our competitors may challenge our ownership.

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

        We rely on our key management personnel. Because all employees are employed at-will, they can leave at any time. The loss of key personnel could harm our business and results of operations, ability to pursue strategic opportunities, and comply with ongoing legal and regulatory requirements. There is intense competition from other companies, research and academic institutions and other organizations for qualified personnel. We may not be able to retain or attract, if required, the qualified personnel necessary for the implementation of our restructuring plan, pursue strategic opportunities and comply with applicable financial reporting, legal, and regulatory requirements. While we have entered into retention payment agreements with our remaining executive officers, there can be no guarantee that these arrangements will be sufficient to ensure they remain with us. Although we have no current plans to recruit additional personnel, we may, in the event of turnover of key personnel or if we decide to allocate our resources to the development of new product candidates, need to continue to recruit experts in the areas of clinical testing, manufacturing, regulatory, finance, marketing and distribution. If we do not succeed in retaining, or hiring if required, necessary personnel, our business could suffer significantly.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, maintain investor confidence or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports, maintain investor confidence and prevent fraud. As part of our examination of our internal systems in response to Sarbanes-Oxley requirements, we have discovered in the past, and may in the future discover, areas of our internal controls that could be improved. None of these issues have risen to the level that we were unable to attest to the effectiveness of our internal controls when we were required to do so. We cannot be certain that any measures that we take to improve our internal controls will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. In addition, as a result of our recent restructuring, we have significantly reduced our number of employees, having only nine employees as of June 30, 2009, and there can be no guarantee that we will be able to retain employees with the requisite expertise to maintain an effective system of internal controls. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We currently maintain a certain amount of insurance with respect to each of our terminated clinical trials as well as insurance to reduce our direct exposure to certain other business risks, but may not be able to maintain insurance or obtain sufficient coverage at reasonable rates in the future. As a result, we may be required to assume more risk in the future or make significant expenditures to maintain sufficient levels of insurance. Any inability to maintain insurance at an acceptable cost, or at all, could also result in a breach of terms of our product license agreements or could otherwise affect our business, results of operations, financial condition, cash flow and prospects. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to pay for claims, losses and damages in excess of our insurance limits. Furthermore, any claims made on our insurance policies may affect our ability to obtain or maintain future insurance coverage at reasonable costs, if at all.

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

The stock prices of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Since January 1, 2007, our stock price has fluctuated between a high closing price of $6.86 on April 9, 2007 and a low closing price of $0.10 on October 24, 2008. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes. Interest rate fluctuations also can affect the price of our convertible senior notes. The following factors, among others, may affect the prices of our common stock and notes:

•	expectations regarding the completion of our merger with BioSante;

•	fluctuations in the trading price of BioSante’s common stock;

•	changes in our outstanding indebtedness and cash and cash equivalents balance;

•	fluctuations in our financial results;

•	announcements of new collaborative relationships by us or our competitors;

•	developments in patent or other proprietary rights affecting us or our competitors;

•	public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;

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

We had $20.8 million aggregate principal amount of convertible notes due in 2013 outstanding that convert into our common stock, at a conversion price of $0.68 per share, equal to a conversion rate of 1470.5882 shares per $1,000 principal amount of notes, subject to adjustments for stock dividends, stock splits, and other similar events. We also had $1.2 million aggregate principal amount of convertible notes due 2011 outstanding that convert into our common stock, at a conversion price of $9.10 per share, equal to a conversion rate of 109.8901 shares per $1,000 principal amount of notes, subject to adjustments for stock dividends, stock splits, and other similar events. The holders of the notes may choose at any time to convert their notes into common stock. The number of shares of common stock issuable upon conversion of the existing convertible notes or the new notes proposed to be offered in the exchange offer, and therefore the dilution of existing common stockholders, could increase as a result of an event triggering the antidilution rights of the notes, including certain acquisitions in which 10% or more of the consideration paid for our common stock in the transaction is in the form of cash or securities that are not freely tradable. Conversion of our convertible senior notes would result in issuance of additional shares of common stock, diluting existing common stockholders. Pursuant to the merger agreement with BioSante, all of our outstanding notes will be assumed by BioSante if the transaction is consummated.

Our stockholders may be diluted, and the prices of our securities may decrease, by the exercise of outstanding stock options and warrants or by future issuances of securities by us.

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

        Certain provisions of our certificate of incorporation, bylaws, debt instruments and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions include the adoption of a Stockholder Rights Plan, or the Plan, commonly known as a “poison pill.” Under the Plan, we made a dividend distribution of one preferred share purchase right for each share of our common stock outstanding as of August 21, 1995 and each share of our common stock issued after that date. In July 2000, we made certain technical changes to amend the Plan and extended the term of such Plan until 2010. The rights are exercisable only if a person or group purchases 15% or more of our common stock or announces a tender offer for 15% or more of our common stock. Upon exercise, holders other than the acquirer may purchase our stock at a discount. Our Board of Directors may terminate the rights plan at any time or under certain circumstances redeem the rights. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition. These provisions and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in our management or in the control of our company, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock. In June 2009, we further amended the Plan in connection with the execution of the definitive merger agreement with BioSante. The amendment provided, among other things, that BioSante shall not be deemed to be an Acquiring Person (as defined in the Plan) as a result of the merger and other transactions contemplated thereby and that the term of such Plan will end immediately prior to the effective time of the merger.

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

Our past research, product development and manufacturing activities have involved the controlled use of hazardous materials, and we may incur significant costs as a result of the need to comply with numerous laws and regulations. We are subject to laws and regulations enforced by the FDA, the DEA, the CDHS, foreign health authorities and other regulatory statutes including the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Food, Drug and Cosmetic Act, the Resource Conservation and Recovery Act, and other current and potential federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of our products, materials used to develop and manufacture our products, and resulting waste products.

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

        On May 17, 2009, we entered into a Warrant Exchange Agreement with Capital Ventures International, or CVI, in connection with CVI’s warrant to purchase 8.5 million shares of our common stock, or the Existing Warrant. Pursuant to the Warrant Exchange Agreement, we issued to CVI (i) 4 million shares of our common stock and (ii) a new warrant to purchase 4.3 million shares of our common stock, or the Remainder Warrant, that may be exchanged for shares of our common stock and, under certain circumstances involving a change in control, cash, valued in the aggregate amount of $2 million under certain situations, or the Put Right. As of June 30, 2009, in accordance with the terms of the Warrant Exchange Agreement, CVI has partially exercised its Put Right, thereby reducing the aggregate dollar value of the Remainder Warrant from $2 million to $0.3 million and the right to purchase shares of our common stock from 4.3 million to 0.6 million. CVI was issued an additional 4 million shares of our common stock based on such partial exercise, which brought the cumulative total shares of common stock issued to CVI in May and June 2009 to 8 million. The issuance of the Remainder Warrant and shares of our common stock to CVI was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, on the basis that the Remainder Warrant and shares of our common stock were issued to our existing security holder exclusively and solely for the Existing Warrant, and no commission or other remuneration was paid or given directly or indirectly to any party for soliciting such exchange pursuant to the Warrant Exchange Agreement.

In June 2009 we commenced a tender offer, or the Exchange Offer, to exchange all of the $68.3 million aggregate principal amount of the Company’s 3.125% Convertible Senior Notes due November 1, 2011, or the Existing Notes, at a purchase price for each $1,000 principal amount of (i) $500 in cash, plus accrued interest, (ii) approximately 206 shares of common stock, and (iii) $310 of new 3.125% convertible senior notes due in May 2013, or the New Notes. On June 24, 2009, we settled the Exchange Offer by accepting $67,073,000 in aggregate principal amount of the Existing Notes tendered from the holders thereof and issuing to such holders 13,809,136 shares of our common stock, $20.8 million in aggregate principal amount of the New Notes and paid to the Noteholders an aggregate of $33.9 million in cash, which includes accrued and unpaid interest on the tendered and accepted Existing Notes through June 23, 2009 and if applicable, cash in lieu of (i) fractional shares of our common stock and (ii) the difference between rounded and unrounded principal amounts of the New Notes, rounded down to the nearest whole cent. The issuance of the New Notes and shares of our common stock was exempt from registration under Section 3(a)(9) of the Securities Act on the basis that the New Notes and shares of our common stock issued pursuant to the Exchange Offer were issued to our existing security holders exclusively and solely for the tendered and accepted Existing Notes, and no commission or other remuneration was paid or given directly or indirectly to any party for soliciting tenders of the Existing Notes pursuant to the Exchange Offer.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 26, 2009, during our annual stockholders’ meeting, a quorum of our stockholders approved the following proposals:

(i)	Election of Directors.

Director	For	Withheld	Broker Non-Votes
Stephen A. Sherwin, M.D.	61,956,515	9,837,053	—

David W. Carter	63,115,213	8,678,355	—

Nancy M. Crowell	63,356,151	8,437,417	—

James M. Gower	62,880,941	8,912,627	—

John T. Potts, Jr., M.D.	62,775,376	9,018,192	—

Thomas E. Shenk, Ph.D.	57,922,683	13,870,885	—

Eugene L. Step	62,767,331	9,026,237	—

Inder M. Verma, Ph.D.	63,356,896	8,436,672	—

Dennis L. Winger	63,143,299	8,650,269	—

(ii)	Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain	Broker Non-Votes
69,223,820	2,009,979	559,768	—

There were no other matters voted upon at our annual meeting.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of June 29, 2009 by and between BioSante Pharmaceuticals, Inc. and Cell Genesys, Inc.(1)

4.1	Settlement and Exchange Support Agreement, dated as of May 10, 2009, by and between Cell Genesys, Inc. and Tang Capital Partners, LP.(2)

4.2	Warrant Exchange Agreement, dated as of May 17, 2009, by and between Cell Genesys, Inc. and Capital Ventures International.(3)

4.3	Amended and Restated Warrant to Purchase Common Stock, dated as of May 17, 2009.(4)

4.4	Amendment to Warrant Exchange Agreement dated July 27, 2009.

4.5	Indenture, dated as of June 24, 2009, between Cell Genesys, Inc. and U.S. Bank National Association, as trustee.(5)

4.6	Amendment, dated June 29, 2009, to Amended and Restated Preferred Shares Rights Agreement, dated July 27, 2000, by and between Cell Genesys, Inc. and Computershare Trust Company, N.A., as successor rights agent to Fleet National Bank.(6)

10.1	Stock Purchase Agreement dated April 8, 2009 by and between Cell Genesys, Inc. and BioMed Realty, L.P.(7)

10.2	Retention Payment Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Stephen A. Sherwin, M.D.(8)

10.3	Retention Payment Letter Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Sharon E. Tetlow.(9)

10.4	Retention Payment Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Marc L. Belsky.(10)

10.5	Retention Payment Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Robert H. Tidwell.(11)

10.6	Form of Letter of Credit Agreement dated April 14, 2009.(12)

10.7	Voting Agreement dated as of June 29, 2009 by and between Stephen A. Sherwin, M.D. and BioSante Pharmaceuticals, Inc.(13)

10.8	Form of Voting Agreement dated as of June 29, 2009 by and between certain directors and officers of BioSante Pharmaceuticals, Inc. and Cell Genesys, Inc.(14)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

*	Furnished herewith.
(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K dated June 30, 2009.
(2)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated May 11, 2009.
(3)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2009.
(4)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2009.
(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated June 29, 2009.
(6)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated June 30, 2009.
(7)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.
(8)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.
(9)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.
(10)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.
(11)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.
(12)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.
(13)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated June 30, 2009.
(14)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K dated June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in South San Francisco, California, on August 5, 2009.

CELL GENESYS, INC.

By:	/s/ STEPHEN A. SHERWIN, M.D.
Stephen A. Sherwin, M.D.
Chairman of the Board and Chief Executive Officer

By:	/s/ SHARON E. TETLOW
Sharon E. Tetlow
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ MARC L. BELSKY
Marc L. Belsky
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of June 29, 2009 by and between BioSante Pharmaceuticals, Inc. and Cell Genesys, Inc.(1)

4.1	Settlement and Exchange Support Agreement, dated as of May 10, 2009, by and between Cell Genesys, Inc. and Tang Capital Partners, LP.(2)

4.2	Warrant Exchange Agreement, dated as of May 17, 2009, by and between Cell Genesys, Inc. and Capital Ventures International.(3)

4.3	Amended and Restated Warrant to Purchase Common Stock, dated as of May 17, 2009.(4)

4.4	Amendment to Warrant Exchange Agreement dated July 27, 2009.

4.5	Indenture, dated as of June 24, 2009, between Cell Genesys, Inc. and U.S. Bank National Association, as trustee.(5)

4.6	Amendment, dated June 29, 2009, to Amended and Restated Preferred Shares Rights Agreement, dated July 27, 2000, by and between Cell Genesys, Inc. and Computershare Trust Company, N.A., as successor rights agent to Fleet National Bank.(6)

10.1	Stock Purchase Agreement dated April 8, 2009 by and between Cell Genesys, Inc. and BioMed Realty, L.P.(7)

10.2	Retention Payment Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Stephen A. Sherwin, M.D.(8)

10.3	Retention Payment Letter Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Sharon E. Tetlow.(9)

10.4	Retention Payment Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Marc L. Belsky.(10)

10.5	Retention Payment Agreement dated April 16, 2009 by and between Cell Genesys, Inc. and Robert H. Tidwell.(11)

10.6	Form of Letter of Credit Agreement dated April 14, 2009.(12)

10.7	Voting Agreement dated as of June 29, 2009 by and between Stephen A. Sherwin, M.D. and BioSante Pharmaceuticals, Inc.(13)

10.8	Form of Voting Agreement dated as of June 29, 2009 by and between certain directors and officers of BioSante Pharmaceuticals, Inc. and Cell Genesys, Inc.(14)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

*	Furnished herewith.
(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K dated June 30, 2009.
(2)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated May 11, 2009.
(3)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2009.
(4)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2009.
(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated June 29, 2009.
(6)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated June 30, 2009.
(7)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.
(8)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.
(9)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.
(10)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.
(11)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.
(12)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K dated April 9, 2009.
(13)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated June 30, 2009.
(14)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K dated June 30, 2009.